Form 10-Q
period 2000-06-30
PAIN THERAPEUTICS INC
filed 2000-08-11
CIK 1069530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-29959

                            PAIN THERAPEUTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      91-1911336
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

        250 EAST GRAND AVENUE, SUITE 70, SOUTH SAN FRANCISCO, CA  94080
                                                        (ZIP CODE)
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (650) 624-8200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]  No [X]

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, $0.001 PAR VALUE                        26,717,716 SHARES
       ------------------------------                        -----------------
                    Class                              Outstanding at July 31, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PAIN THERAPEUTICS, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Balance Sheets -- June 30, 2000 and December 31,
         1999 (unaudited)............................................      1
         Condensed Statements of Operations -- Three and Six Month
         Periods Ended June 30, 2000 and 1999 (unaudited)............      2
         Condensed Statements of Cash Flows -- Six Month Periods
         Ended June 30, 2000 and 1999 (unaudited)....................      3
         Notes to Condensed Financial Statements.....................      4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      8
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................     11

                          PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     12
Item 2.  Change in Securities and Use of Proceeds....................     12
Item 3.  Defaults upon Senior Securities.............................     12
Item 4.  Submission of Matters to a Vote of Security Holders.........     12
Item 5.  Other Information...........................................     12
Item 6.  Exhibits and Reports on Form 8-K............................     12
Signatures...........................................................     13
Index of Exhibits....................................................     14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                              DECEMBER 31,      JUNE 30,
                                                                  1999            2000
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 9,339,669     $ 20,020,844
  Interest receivable.......................................       15,362            6,254
  Prepaid expenses..........................................       41,387           45,876
                                                              -----------     ------------
          Total current assets..............................    9,396,418       20,072,974
Property and equipment, net.................................       44,755          123,551
Deferred financing costs....................................           --          942,184
                                                              -----------     ------------
          Total assets......................................  $ 9,441,173     $ 21,138,709
                                                              ===========     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Accounts payable..........................................  $   300,587     $    720,328
                                                              -----------     ------------
          Total liabilities.................................      300,587          720,328
                                                              -----------     ------------
Commitments and contingencies
Redeemable convertible preferred stock:
  Series C..................................................           --       14,231,595
  Series B..................................................    9,703,903        9,703,903
                                                              -----------     ------------
                                                                9,703,903       23,935,498
                                                              -----------     ------------
Stockholders' deficit:
  Convertible preferred stock-- Series A....................        2,660            2,660
  Common stock..............................................        9,445            9,858
  Additional paid-in-capital................................    9,367,750       17,779,858
  Deferred compensation.....................................   (4,980,180)      (6,983,573)
  Notes receivable..........................................      (74,400)        (115,900)
  Deficit accumulated during the development stage..........   (4,888,592)     (14,210,020)
                                                              -----------     ------------
          Total stockholders' deficit.......................     (563,317)      (3,517,117)
                                                              -----------     ------------
          Total liabilities and stockholders' deficit.......  $ 9,441,173     $ 21,138,709
                                                              ===========     ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                    THREE MONTHS ENDED          SIX MONTHS ENDED          MAY 4, 1998
                                         JUNE 30,                   JUNE 30,              (INCEPTION)
                                 ------------------------   -------------------------   THROUGH JUNE 30,
                                    1999         2000          1999          2000             2000
                                 ----------   -----------   ----------   ------------   ----------------
Operating expenses:
  Licensing fees...............  $       --   $        --   $       --   $         --     $    100,000
  Research and development.....     382,114     1,359,951      382,114      2,793,218        5,085,337
  General and administrative...     278,904     2,386,595      397,158      7,006,315        9,695,838
                                 ----------   -----------   ----------   ------------     ------------
     Total expenses............     661,018     3,746,546      779,272      9,799,533       14,881,175
                                 ----------   -----------   ----------   ------------     ------------
     Operating loss............    (661,018)   (3,746,546)    (779,272)    (9,799,533)     (14,881,175)
Other income:
  Interest income..............      23,771       233,455       51,178        478,505          673,155
                                 ----------   -----------   ----------   ------------     ------------
     Net loss before income
       taxes...................    (637,247)   (3,513,091)    (728,094)    (9,321,028)     (14,208,020)
Income tax expense.............         200           200          400            400            2,000
                                 ----------   -----------   ----------   ------------     ------------
     Net loss..................    (637,447)   (3,513,291)    (728,494)    (9,321,428)     (14,210,020)
Return to series C preferred
  shareholders for beneficial
  conversion feature...........          --            --           --    (14,231,595)     (14,231,595)
                                 ----------   -----------   ----------   ------------     ------------
Loss available to common
  shareholders.................  $ (637,447)  $(3,513,291)  $ (728,494)  $(23,553,023)    $(28,441,615)
                                 ==========   ===========   ==========   ============     ============
Basic and diluted loss per
  share........................  $    (0.07)  $     (0.36)  $    (0.08)  $      (2.43)
                                 ==========   ===========   ==========   ============
Weighted-average shares used in
  computing basic and diluted
  loss per share...............   9,393,527     9,821,493    9,197,851      9,675,225
                                 ==========   ===========   ==========   ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED           MAY 4, 1998
                                                             JUNE 30,               (INCEPTION)
                                                     -------------------------    THROUGH JUNE 30,
                                                        1999          2000              2000
                                                     ----------    -----------    ----------------
Cash flows from operating activities:
  Net loss.........................................  $ (728,494)   $(9,321,428)     $(14,210,020)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................       1,350         20,348            25,110
     Amortization of deferred compensation.........      64,645      2,716,526         4,251,373
     Noncash expense for options and warrants
       issued......................................          --      2,646,000         2,767,829
     Loss on disposal of property and equipment....          --          2,729             2,729
     Changes in operating assets and liabilities:
       Interest receivable.........................        (364)         9,108            (6,254)
       Prepaid expenses............................     (10,916)        (4,489)          (45,876)
       Accounts payable............................     (14,242)       419,741           720,328
                                                     ----------    -----------      ------------
          Net cash used in operating activities....    (688,021)    (3,511,465)       (6,494,781)
                                                     ----------    -----------      ------------
Cash flows used in investing activities -- purchase
  of property and equipment........................      (7,472)      (101,873)         (151,390)
                                                     ----------    -----------      ------------
Cash flows from financing activities:
  Proceeds from issuance of series B redeemable
     convertible preferred stock (net of issuance
     costs of $296,096)............................          --             --         9,703,903
  Proceeds from issuance of series C redeemable
     convertible preferred stock (net of cash
     issuance costs of $25,255)....................          --     15,194,835        15,194,835
  Deferred financing costs.........................     (39,035)      (942,184)         (942,184)
  Stock subscription received......................       5,000          7,500            12,500
  Proceeds from issuance of series A convertible
     preferred stock (net of issuance costs of
     $19,490)......................................          --             --         2,639,999
  Proceeds from issuance of common stock...........      33,810         34,362            57,962
                                                     ----------    -----------      ------------
          Net cash (used in) provided by financing
            activities.............................        (225)    14,294,513        26,667,015
                                                     ----------    -----------      ------------
Net increase (decrease) in cash and cash
equivalents........................................    (695,718)    10,681,175        20,020,844
Cash and cash equivalents at beginning of period...   2,333,512      9,339,669                --
                                                     ----------    -----------      ------------
Cash and cash equivalents at end of period.........  $1,637,794    $20,020,844      $ 20,020,844
                                                     ==========    ===========      ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. GENERAL

     Pain Therapeutics, Inc. (a development stage enterprise) is a clinical-stage specialty pharmaceutical company which was incorporated on May 4, 1998. Since our inception in May 1998, we have licensed proprietary technology from Albert Einstein College of Medicine and have devoted substantially all of our resources to the development of a new generation of opioid painkillers with improved clinical benefits, which are based on the acquired technology.

     Our development activities involve inherent risks. These risks include, among others, dependence on key personnel and our ability to protect our intellectual property. In addition, we have product candidates which have not yet obtained Food and Drug Administration approval. Successful future operations depend on our ability to obtain approval for and commercialize these products.

     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, which are of a normal and recurring nature, necessary to present fairly the Company's financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company's 1999 audited financial statements and footnotes included in the Company's Registration Statement on Form S-1, as amended (File No. 333-32370).

     The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses incurred during the reporting period. Actual results could differ from those estimates.

NOTE 2. ISSUANCE OF SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On February 1, 2000, we issued 3,044,018 shares of series C redeemable convertible preferred stock for approximately $14.2 million, net of issuance costs. The series C redeemable convertible preferred stock has the same rights, preferences and privileges as the series B redeemable convertible preferred stock.

     In connection with the issuance of the series C redeemable convertible preferred stock, we issued warrants to purchase 120,000 shares of common stock at $5 a share. The fair value of these warrants of $963,240 was estimated using a Black-Scholes model and the following assumptions: estimated volatility of 60%, a risk-free interest rate of 4.59%, no dividend yield, and an expected life equal to the contractual term of 5 years. This fair value was recognized as an increase to additional paid-in capital in the six months ended June 30, 2000.

     We determined that our series C preferred stock was issued with a beneficial conversion feature. The beneficial conversion feature has been recognized by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature, limited to the net proceeds received (approximately $14.2 million), to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price of the preferred stock and the fair value of our common stock, into which the preferred stock is convertible, multiplied by the number of common shares into which the preferred stock is convertible, limited to the net proceeds received. As our series C preferred stock is convertible into common stock at the option of the holder, at the issuance date of the preferred stock the entire $14.2 million discount resulting from

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

the allocation of proceeds to the beneficial conversion feature has been treated as a dividend and recognized as a return to the preferred stockholders for purposes of computing basic and diluted loss per share in the six months ended June 30, 2000.

NOTE 3. DEFERRED STOCK BASED COMPENSATION

     Deferred stock compensation for options granted to employees represents the difference between the exercise price of the option and the fair value of our common stock on the date of grant in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Deferred compensation for non-employees is recorded at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     As of June 30, 2000 the Company has recorded a cumulative $11.4 million of deferred stock compensation related to stock options granted to employees and non-employees. Stock compensation expense is being recognized over the vesting period for employees and the service period for non-employees in accordance with Financial Accounting Standards Board Interpretation No. 28 as that methodology most closely approximates the way in which our options are earned by the option holder. The Company recognized stock compensation expense for options of $2.7 million and $65,000 for the six months ended June 30, 2000 and 1999, respectively.

NOTE 4. LOSS PER SHARE

     Basic loss per share is based on the weighted-average number of common shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Potentially dilutive securities, consisting of convertible preferred stock, shares issuable to holders of unexercised stock options and outstanding warrants, have been excluded from the diluted loss per share calculation as their effect is antidilutive.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     The following calculation of pro forma basic and diluted loss per share available to common shareholders gives effect to the conversion of the convertible preferred and redeemable convertible preferred stock, which automatically converted to common stock upon the closing of the Company's initial public offering in July 2000, from the original date of issuance.

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                       --------------------------    ---------------------------
                                          1999           2000           1999            2000
                                       -----------    -----------    -----------    ------------
Actual:
  Net loss...........................  $  (637,447)   $(3,513,291)   $  (728,494)   $ (9,321,428)
  Return to series C preferred
     shareholders....................           --             --             --     (14,231,595)
                                       -----------    -----------    -----------    ------------
  Net loss available to common
     shareholders....................  $  (637,447)   $(3,513,291)   $  (728,494)   $(23,553,023)
                                       ===========    ===========    ===========    ============
  Weighted-average shares used in
     basic and diluted loss per
     share...........................    9,393,527      9,821,493      9,197,851       9,675,225
                                       ===========    ===========    ===========    ============
     Basic and diluted net loss per
       share.........................  $     (0.07)   $     (0.36)   $     (0.08)   $      (2.43)
                                       ===========    ===========    ===========    ============
Pro forma:
  Net loss available to common
     shareholders....................  $  (637,447)   $(3,513,291)   $  (728,494)   $(23,553,023)
                                       ===========    ===========    ===========    ============
  Shares used above..................    9,393,527      9,821,493      9,197,851       9,675,225
  Adjustment to reflect
     weighted-average effect of
     assumed conversion of
     convertible preferred stock.....    2,659,489     11,108,912      2,659,489      10,583,788
                                       -----------    -----------    -----------    ------------
  Weighted-average shares used in pro
     forma basic and diluted loss per
     share...........................   12,053,016     20,930,405     11,857,340      20,259,013
                                       ===========    ===========    ===========    ============
     Pro forma basic and diluted net
       loss per share................  $     (0.05)   $     (0.17)   $     (0.06)   $      (1.16)
                                       ===========    ===========    ===========    ============

NOTE 5. INITIAL PUBLIC OFFERING

     On July 19, 2000 the Company completed an initial public offering in which it sold 5,000,000 shares of common stock at $12 per share for net proceeds of approximately $54.7 million, net of underwriting discounts, commissions and estimated offering expenses. Upon the closing of the offering, all the Company's convertible preferred and redeemable convertible preferred stock converted into 11,108,912 shares of common stock. After the offering the Company's authorized capital consisted of 120,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.

     On July 27, 2000 the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $8.4 million. The Company has invested the net proceeds of the initial public offering primarily in short-term, investment grade, interest bearing U.S. government securities.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 6. COMMITMENTS

     We currently occupy approximately 3,250 square feet of leased space for which the operating lease expires in September 2000. We are in negotiations to extend the expiration date of our current lease through at least December 2000.

     In July 2000 we entered into an agreement to lease approximately 10,000 square feet of space in South San Francisco, California to be used as general office space. Future lease payments under this agreement total approximately $1.8 million and will commence in October 2000 through the ten year term of the lease.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-32370) which was declared effective by the Securities and Exchange Commission on July 13, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

     The following discussion contains forward-looking statements that are based upon current expectations. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about our future operating losses and anticipated operating and capital expenditures, statements about increases in our research and development expenses, statements about future non-cash charges related to option grants to our employees, statements about the sufficiency of our cash on hand and the net proceeds from our recent initial public offering to fund our operations for the next 12 months, statements about anticipated hiring, and statements about the effect of changes in interest rates on our business and financial results. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this document and those discussed in "Risk Factors" and elsewhere in our Registration Statement on Form S-1, as amended (File No. 333-32370).

OVERVIEW

     Pain Therapeutics is engaged in the development of a new generation of opioid painkillers. We use our technology to reformulate opioid drugs, such as morphine, into new painkillers with improved clinical benefits. We currently have four opioid painkillers in Phase II clinical trials. We believe our drugs offer enhanced pain relief, fewer adverse side effects and reduced tolerance and addiction compared to existing opioid painkillers.

     We have yet to generate any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative deficit of approximately $14.2 million through June 30, 2000. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of clinical trials associated with our four product candidates, and general and administrative expenses.

     We expect to incur additional operating losses for the next several years. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

     - continue to undertake clinical trials for our product candidates;

     - seek to obtain regulatory approvals for our product candidates;

     - develop, formulate, manufacture and commercialize our drugs;

     - implement additional internal systems and infrastructure; and

     - hire additional personnel.

  Deferred Non-Cash Compensation

     Deferred stock compensation for options granted to employees represents the difference between the exercise price of the option and the fair value of our common stock on the date of grant in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Deferred compensation for non-employees is recorded at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force No. 96-18.

     As of June 30, 2000 the Company has recorded a cumulative $11.4 million of deferred stock compensation related to stock options granted to employees and non-employees. Stock compensation expense is being recognized over the vesting period for employees and the service period for non-employees in accordance with Financial Accounting Standards Board Interpretation No. 28 as that methodology most closely approximates the way in which our options are earned by the option holder. We recognized non-cash stock compensation expense for options granted of $1.5 million and $48,000 for the three months ended June 30, 2000 and 1999, respectively, and $2.7 million and $65,000 for the six months ended June 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

  Research and Development

     Research and development expense consists of drug development work associated with product candidates, including costs of clinical trials and clinical supplies, and research payments to the Albert Einstein College of Medicine. Research and development expenses were $1.4 million for the three months ended June 30, 2000 compared to $382,000 for the three months ended June 30, 1999. This increase reflects increased clinical development activities for the Company's four product candidates. Clinical trial activity was initiated during the second quarter of 1999. We expect research and development expenses to increase significantly over the next several years as we increase our development efforts and our product candidates enter into phase III clinical trials.

  General and Administrative

     General and administrative expense consists primarily of amortization of deferred compensation for options granted to employees and consultants, charges resulting from stock issuances pursuant to restricted stock purchase agreements, salaries and related benefit costs, facilities expenses, consulting and professional services expenses, travel and other general corporate expenses. General and administrative expenses increased to $2.4 million for the three months ended June 30, 2000 from $279,000 for the three months ended June 30, 1999. This increase was primarily attributable to the hiring of additional personnel and related expenses, the amortization of deferred compensation, and increased consulting and professional services expenses. There will be future non-cash charges for options granted to employees and consultants.

  Interest Income

     Interest income increased to approximately $233,000 for the three months ended June 30, 2000 from $24,000 for the period ended June 30, 1999. This increase resulted from higher average balances of cash and cash equivalents following the sale of our series B and series C redeemable convertible preferred stock in the fourth quarter of 1999 and the first quarter of 2000, respectively.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

  Research and Development

     Research and development expenses increased to $2.8 million for the six months ended June 30, 2000 from $382,000 for the six months ended June 30, 1999. This increase reflects increased clinical development activities for our four product candidates in the current six month period. Clinical trial activity was initiated during the second quarter of 1999. We expect research and development expenses to increase significantly over the next several years as we increase our development efforts and our product candidates enter into phase III clinical trials.

  General and Administrative

     General and administrative expenses increased to $7.0 million for the six months ended June 30, 2000 from $397,000 for the six months ended June 30, 1999. This increase was primarily attributable to the hiring of additional personnel and related expenses, the amortization of deferred compensation, charges resulting from stock issuances pursuant to restricted stock purchase agreements and increased consulting and professional services expense. There will be future non-cash charges for options granted to employees and consultants.

  Interest Income

     Interest income increased to approximately $478,000 for the six months ended June 30, 2000 from $51,000 for the six months ended June 30, 1999. This increase resulted from higher average balances of cash and cash equivalents following the sale of our series B and series C redeemable convertible preferred stock in the fourth quarter of 1999 and the first quarter of 2000, respectively.

  Return to Series C Preferred Stockholders for Beneficial Conversion Feature

     On February 1, 2000 we issued 3,044,018 shares of Series C redeemable convertible preferred stock for approximately $14.2 million, net of issuance costs. We determined that our series C preferred stock was issued with a beneficial conversion feature. The beneficial conversion feature has been recognized by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature, limited to the net proceeds received (approximately $14.2 million), to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price of the preferred stock and the fair value of our common stock, into which the preferred stock is convertible, multiplied by the number of common shares into which the preferred stock is convertible, limited to the net proceeds received. As our series C preferred stock is convertible into common stock at the option of the holder, at the issuance date of the preferred stock the entire $14.2 million discount resulting from the allocation of proceeds to the beneficial conversion feature has been treated as a dividend and recognized as a return to the preferred stockholders for purposes of computing basic and diluted loss per share in the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily from the net proceeds generated from sales of our preferred stock. In February 2000 we issued an aggregate of 3,044,018 shares of our series C redeemable convertible preferred stock, raising total net proceeds of approximately $15.2 million. We have allocated approximately $14.2 million of these proceeds to a beneficial conversion feature which we have treated as a dividend to the preferred shareholders. As of June 30, 2000, cash and cash equivalents were $20 million.

     Net cash used in operating activities was $3.5 million for the six months ended June 30, 2000 compared to $688,000 for the six months ended June 30, 1999. Cash used in operating activities related to the funding of net operating losses partially offset by increases in non-cash compensation, non-cash charges resulting from stock issuances pursuant to stock purchase agreements and accounts payable.

     Our investing activities used cash of approximately $102,000 for the six months ended June 30, 2000 compared to $7,000 for the six months ended June 30, 1999. Investing activities consisted of purchases of property and equipment. We expect to continue to make investments in our infrastructure to support our operations, including the purchase of property and equipment as well as the funding of tenant improvements in conjunction with the recently executed facility lease.

     Our financing activities provided cash of $14.3 million for the six months ended June 30, 2000. Our financing activities consisted primarily of proceeds from the issuance of our series C preferred stock in February 2000 partially offset by deferred finance costs incurred in conjunction with our initial public offering completed in July 2000.

     On July 19, 2000 we completed an initial public offering in which we sold 5,000,000 shares of common stock at $12 per share for net proceeds of approximately $54.7 million, net of underwriting discounts, commissions and estimated offering expenses. On July 27, 2000 the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $8.4 million. We have invested the net proceeds of the initial public offering primarily in short-term, investment grade, interest bearing U.S. government securities.

     We currently occupy approximately 3,250 square feet of leased space, for which the operating lease expires in September 2000. We are in negotiations to extend the expiration date of our current lease through at least December 2000. In July 2000 we entered into an agreement to lease approximately 10,000 square feet of space in South San Francisco, California to be used as general office space. Future lease payments under this agreement total approximately $1.8 million and will commence in October 2000 through the ten year term of the lease.

     We expect our cash requirements to increase significantly in 2000, as we continue our research and development efforts, hire and expand our product development personnel, grow our administrative support activities and expand our leased facilities. Additionally, as our clinical development efforts grow we anticipate a significant cash requirement for working capital growth, capital expenditures and investment in infrastructure. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products, if any, and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that the net proceeds from our initial public offering together with our current cash and cash equivalents should be sufficient to fund our operations for at least the next 12 months. However, we may require additional financing within this timeframe and such additional funding, if needed, may not be available on terms acceptable to us or at all. Further, any additional equity financing may be dilutive to current shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In accordance with SFAS 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137 and 138, shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We believe that the implementation of SFAS 133, as amended, will not have a material effect on our results of operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44 of Accounting Principals Board Opinion No. 25 ("APB 25"), which clarifies the application of APB 25 as it relates to (i) the definition of employee for purposes of applying APB 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective on July 1, 2000. We believe that the implementation of Interpretation No. 44 will not have a material effect on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in U.S. interest rates. This exposure is directly related to our normal operating activities. Our cash, cash equivalents and short-term investments are invested with high quality issuers and are of a short-term nature. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2000 we granted options to purchase 210,000 shares of common stock to employees under our 1998 Stock Plan. During the three months ended June 30, 2000 employees and non-employees exercised options for 139,949 shares of common stock. The issuance of these restricted securities were deemed to be exempt from registration under the Act in reliance upon Section 4 (2) of the Act or Rule 701 promulgated under Section 3 (b) of the Act.

     On July 19, 2000 we completed our initial public offering of 5,000,000 shares of our common stock at an initial public offering price of $12.00 per share for gross proceeds of $60 million and estimated net proceeds of approximately $54.7 million. We paid a total of approximately $4.2 million in underwriting discounts and commissions and estimate other costs and expenses, other than underwriting discounts and commissions, will total approximately $1.1 million in connection with the offering. The managing underwriters in the offering were Thomas Weisel Partners LLC, CIBC World Markets and Tucker Anthony Cleary Gull. The shares of common stock sold in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (No. 333-32370). The Securities and Exchange Commission declared the Registration Statement effective on July 13, 2000.

     Furthermore, on July 27, 2000 the underwriters exercised their over-allotment option for an additional 750,000 shares of our common stock at the initial public offering price of $12.00 per share for gross proceeds of $9,000,000 and net proceeds of approximately $8.4 million. We paid a total of approximately $630,000 in underwriting discounts and commissions in connection with the exercise of the over-allotment option. From the time of receipt through July 31, 2000 all of the net proceeds were invested primarily in short-term, investment grade, interest bearing U.S. government securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In March 2000, prior to our initial public offering, our stockholders, acting by written consent approved our amended and restated certificate of incorporation to be in effect upon closing of the initial public offering. Also prior to our initial public offering, in June 2000, our stockholders, acting by written consent approved our 2000 Employee Stock Purchase Plan, certain amendments to our 1998 Stock Plan and our amended bylaws to be in effect upon closing of the initial public offering.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.1      Lease Agreement dated July 21, 2000 between the Registrant and Goss-Jewett Company of Northern California
     27.1      Financial Data Schedule

(b) REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PAIN THERAPEUTICS , INC.
                                          --------------------------------------
                                                       (Registrant)

Date: August 11, 2000                              /s/ REMI BARBIER
                                          --------------------------------------
                                                       Remi Barbier
                                            President, Chief Executive Officer
                                          and Chairman of the Board of Directors

                                                 /s/ DAVID L. JOHNSON
                                          --------------------------------------
                                                     David L. Johnson
                                                 Chief Financial Officer

                            PAIN THERAPEUTICS, INC.

                               INDEX OF EXHIBITS

    EXHIBIT NO.                                                                    PAGE NO.
    -----------                                                                    --------
       10.1        Lease Agreement dated July 21, 2000 between the Registrant and Goss-Jewett Company of Northern California..............
       27.1        Financial Data Schedule. ...................................