Form 10-Q
period 2000-09-30
PAIN THERAPEUTICS INC
filed 2000-11-13
CIK 1069530

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

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

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

         250 EAST GRAND AVENUE, SUITE 70, SOUTH SAN FRANCISCO, CA 94080
                        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP
                                     CODE)

                                 (650) 624-8200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, $0.001 PAR VALUE                        26,717,716 SHARES
                    Class                             Outstanding at October 31, 2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PAIN THERAPEUTICS, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

           Condensed Balance Sheets -- September 30, 2000 and December
             31, 1999 (unaudited)......................................      1
           Condensed Statements of Operations -- Three and Nine Month
             Periods Ended September 30, 2000 and 1999 and the Period
             from May 4, 1998 (Inception) Through September 30, 2000
             (unaudited)...............................................      2
           Condensed Statements of Cash Flows -- Nine Month Periods
             Ended September 30, 2000 and 1999 and the Period from May
             4, 1998 (Inception) Through September 30, 2000
             (unaudited)...............................................      3
           Notes to Condensed Financial Statements (unaudited).........      4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      7
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     11

                          PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     12
Item 2.  Change in Securities and Use of Proceeds....................     12
Item 3.  Defaults Upon Senior Securities.............................     12
Item 4.  Submission of Matters to a Vote of Security Holders.........     12
Item 5.  Other Information...........................................     12
Item 6.  Exhibits and Reports on Form 8-K............................     12
Signatures...........................................................     13
Index of Exhibits....................................................     14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  1999            2000
                                                              ------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 9,339,669     $ 81,996,938
  Interest receivable.......................................       15,362            7,715
  Prepaid expenses..........................................       41,387          571,043
                                                              -----------     ------------
          Total current assets..............................    9,396,418       82,575,696
Property and equipment, net.................................       44,755          265,096
                                                              -----------     ------------
          Total assets......................................  $ 9,441,173     $ 82,840,792
                                                              ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Accounts payable and accrued liabilities..................  $   300,587     $  1,351,555
                                                              -----------     ------------
          Total liabilities.................................      300,587        1,351,555
                                                              -----------     ------------
Commitments and contingencies
Redeemable convertible preferred stock:
  Series C..................................................           --               --
  Series B..................................................    9,703,903               --
                                                              -----------     ------------
                                                                9,703,903               --
                                                              -----------     ------------
Stockholders' equity (deficit):
  Convertible preferred stock -- Series A...................        2,660               --
  Common stock..............................................        9,445           26,718
  Additional paid-in-capital................................    9,367,750      107,856,817
  Deferred compensation.....................................   (4,980,180)      (6,802,284)
  Notes receivable..........................................      (74,400)        (111,317)
  Deficit accumulated during the development stage..........   (4,888,592)     (19,480,697)
                                                              -----------     ------------
          Total stockholders' equity (deficit)..............     (563,317)      81,489,237
                                                              -----------     ------------
          Total liabilities and stockholders' equity
            (deficit).......................................  $ 9,441,173     $ 82,840,792
                                                              ===========     ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                          MAY 4, 1998
                                   THREE MONTHS ENDED           NINE MONTHS ENDED         (INCEPTION)
                                      SEPTEMBER 30,               SEPTEMBER 30,             THROUGH
                                -------------------------   --------------------------   SEPTEMBER 30,
                                   1999          2000          1999           2000           2000
                                -----------   -----------   -----------   ------------   -------------
Operating expenses:
  Licensing fees..............  $        --   $        --   $        --   $         --   $    100,000
  Research and development....    1,473,082     1,615,833     1,855,196      4,409,052      6,701,171
  General and
     administrative...........      319,163     4,671,931       716,324     11,678,245     14,367,768
                                -----------   -----------   -----------   ------------   ------------
     Total expenses...........    1,792,245     6,287,764     2,571,520     16,087,297     21,168,939
                                -----------   -----------   -----------   ------------   ------------
     Operating loss...........   (1,792,245)   (6,287,764)   (2,571,520)   (16,087,297)   (21,168,939)
Other income:
  Interest income.............       13,140     1,017,287        64,318      1,495,792      1,690,442
                                -----------   -----------   -----------   ------------   ------------
     Net loss before income
       taxes..................   (1,779,105)   (5,270,477)   (2,507,202)   (14,591,505)   (19,478,497)
Income tax expense............          200           200           600            600          2,200
                                -----------   -----------   -----------   ------------   ------------
     Net loss.................   (1,779,305)   (5,270,677)   (2,507,802)   (14,592,105)   (19,480,697)
Return to series C preferred
  shareholders for beneficial
  conversion feature..........           --            --            --    (14,231,595)   (14,231,595)
                                -----------   -----------   -----------   ------------   ------------
Loss available to common
  shareholders................  $(1,779,305)  $(5,270,677)  $(2,507,802)  $(28,823,700)  $(33,712,292)
                                ===========   ===========   ===========   ============   ============
Basic and diluted loss per
  share.......................  $     (0.19)  $     (0.22)  $     (0.27)  $      (2.01)
                                ===========   ===========   ===========   ============
Weighted-average shares used
  in computing basic and
  diluted loss per share......    9,445,000    23,625,619     9,281,139     14,359,299
                                ===========   ===========   ===========   ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    MAY 4, 1998
                                                         NINE MONTHS ENDED          (INCEPTION)
                                                           SEPTEMBER 30,              THROUGH
                                                    ---------------------------    SEPTEMBER 30,
                                                       1999            2000            2000
                                                    -----------    ------------    -------------
Cash flows from operating activities:
  Net loss........................................  $(2,507,802)   $(14,592,105)   $(19,480,697)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization................        2,273          33,877          38,639
     Amortization of deferred compensation........      160,736       6,070,662       7,605,509
     Noncash expense for options and warrants
       issued.....................................           --       2,646,000       2,767,829
     Loss on disposal of property and equipment...           --           2,729           2,729
     Changes in operating assets and liabilities:
       Interest receivable........................         (387)          7,647          (7,715)
       Prepaid expenses...........................      (19,894)       (529,656)       (571,043)
       Accounts payable and accrued liabilities...    1,158,004       1,050,968       1,351,555
                                                    -----------    ------------    ------------
          Net cash used in operating activities...   (1,207,070)     (5,309,878)     (8,293,194)
                                                    -----------    ------------    ------------
Cash flows used in investing activities --purchase
  of property and equipment.......................      (13,657)       (256,947)       (306,464)
                                                    -----------    ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of series B redeemable
     convertible preferred stock, net.............           --              --       9,703,903
  Proceeds from issuance of series C redeemable
     convertible preferred stock, net.............           --      15,194,835      15,194,835
  Deferred financing costs........................      (60,166)             --              --
  Stock subscription received.....................        5,000          12,083          17,083
  Proceeds from issuance of series A convertible
     preferred stock, net.........................           --              --       2,639,999
  Proceeds from issuance of common stock..........       33,910          39,987          63,587
  Proceeds from initial public offering, net......           --      62,977,189      62,977,189
                                                    -----------    ------------    ------------
          Net cash (used in) provided by financing
            activities............................      (21,256)     78,224,094      90,596,596
                                                    -----------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents.....................................   (1,241,983)     72,657,269      81,996,938
Cash and cash equivalents at beginning of
  period..........................................    2,333,512       9,339,669              --
                                                    -----------    ------------    ------------
Cash and cash equivalents at end of period........  $ 1,091,529    $ 81,996,938    $ 81,996,938
                                                    ===========    ============    ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. GENERAL

     Pain Therapeutics, Inc. (a development stage enterprise) is a clinical-stage specialty pharmaceutical company which was incorporated on May 4, 1998. Since our inception in May 1998, we have licensed proprietary technology from Albert Einstein College of Medicine and have devoted substantially all of our resources to the development of a new generation of opioid painkillers with improved clinical benefits, which are based on this technology.

     Our development activities involve inherent risks. These risks include, among others, dependence on key personnel and our ability to protect our intellectual property. In addition, we have product candidates which have not yet obtained Food and Drug Administration approval. Successful future operations depend on our ability to obtain approval for and commercialize these products.

     We have prepared the unaudited financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with our 1999 audited financial statements and footnotes included in our Registration Statement on Form S-1, as amended (File No. 333-32370).

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

NOTE 2. CASH AND CASH EQUIVALENTS

     We consider all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consists of cash maintained at one financial institution and money market funds invested in United States government securities.

NOTE 3. ISSUANCE OF SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In February 2000 we issued 3,044,018 shares of series C redeemable convertible preferred stock for approximately $14.2 million, net of issuance costs. The series C redeemable convertible preferred stock has the same rights, preferences and privileges as the series B redeemable convertible preferred stock.

     In connection with the issuance of the series C redeemable convertible preferred stock, we issued warrants to purchase 120,000 shares of common stock at $5 a share. The fair value of these warrants of $963,240 was estimated using a Black-Scholes model and the following assumptions: estimated volatility of 60%, a risk-free interest rate of 4.59%, no dividend yield, and an expected life equal to the contractual term of 5 years. This fair value was recognized as an increase to additional paid-in capital in the nine months ended September 30, 2000.

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

to the intrinsic value of that feature, limited to the net proceeds received (approximately $14.2 million), to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price of the preferred stock and the fair value of our common stock, into which the preferred stock is convertible, multiplied by the number of common shares into which the preferred stock is convertible, limited to the net proceeds received. As our series C preferred stock is convertible into common stock at the option of the holder, at the issuance date of the preferred stock the entire $14.2 million discount resulting from the allocation of proceeds to the beneficial conversion feature has been treated as a dividend and recognized as a return to the preferred stockholders for purposes of computing basic and diluted loss per share in the nine months ended September 30, 2000.

NOTE 4. DEFERRED STOCK BASED COMPENSATION

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

     As of September 30, 2000 the Company has recorded a cumulative $14.6 million of deferred stock compensation related to stock options granted to employees and non-employees. During the three month period ended September 30, 2000 $3.2 million of deferred stock compensation was recorded in connection with the remeasurement of stock options granted to non-employees in accordance with EITF 96-18. Stock compensation expense is being recognized over the vesting period for employees and the service period for non-employees in accordance with Financial Accounting Standards Board Interpretation No. 28 as that methodology most closely approximates the way in which our options are earned by the option holder. The Company recognized stock compensation expense for options of $6.1 million and $161,000 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 5. LOSS PER SHARE

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

NOTE 6. INITIAL PUBLIC OFFERING

     On July 19, 2000 we completed an initial public offering in which we sold 5,000,000 shares of common stock at $12 per share for net proceeds of approximately $54.6 million, net of underwriting discounts, commissions and estimated offering expenses. Upon the closing of the offering, all the Company's convertible preferred and redeemable convertible preferred stock converted into 11,108,912 shares of common stock. After the offering the Company's authorized capital consisted of 120,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value, of which 25,967,091 shares of common stock was issued and outstanding.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     On July 27, 2000 the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of approximately $8.4 million.

NOTE 7. COMMITMENTS

     We currently occupy approximately 3,250 square feet of leased space for which the operating lease expired in September 2000. In September 2000 we entered into a sublease agreement effectively extending the lease term on a month-to-month basis through at least December 31, 2000. Either party may terminate the sublease with 60 days written notice, provided that the sublandlord can not effect any termination which would be effective prior to April 30, 2001.

     In September 2000 we entered into an agreement to sublease and now occupy approximately 2,900 square feet of additional space in South San Francisco, California which is used as general office space. The initial term of the sublease agreement will end on February 28, 2001. Thereafter the sublease will continue on a month-to-month basis until terminated by either party with 30 days written notice.

     In July 2000 we entered into an agreement to lease approximately 10,000 square feet of space in South San Francisco, California to be used as general office space. Future lease payments under this agreement total approximately $1.8 million and commence in October 2000 through the ten year term of the lease. The construction of tenant improvements is currently in progress. We expect to relocate to this facility in the first quarter of 2001 at which time the sublease agreements noted above will be terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our condensed financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 1999 included in our Registration Statement on Form S-1, as amended (File No. 333-32370) which was declared effective by the Securities and Exchange Commission on July 13, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

     The following discussion contains forward-looking statements that are based upon current expectations. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about our future operating losses and anticipated operating and capital expenditures, statements about increases in our research and development expenses, statements about the timing and progress of our clinical trials, statements about future non-cash charges related to option grants to our employees, statements about the sufficiency of our cash on hand and the net proceeds from our recent initial public offering to fund our operations for the next 12 months, statements about anticipated hiring, statements about the build out of our new facility and the timing of the relocation of our offices and statements about the effect of changes in interest rates on our business and financial results. Such forward looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's drug candidates, unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not necessarily indicative of future results of clinical trials), the uncertainty of patent protection for the Company's intellectual property or trade secrets and the Company's ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed elsewhere in this document and the "Risk Factors" section of our Registration Statement on Form S-1, as amended (File No. 333-32370).

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

     We have yet to generate any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative deficit of $19.5 million through September 30, 2000. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of clinical trials associated with our four product candidates, and general and administrative expenses.

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

     - implement additional internal systems and infrastructure; and

     - hire additional personnel.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

  Research and Development

     Research and development expense consists of drug development work associated with product candidates, including costs of clinical trials and clinical supplies, and research payments to the Albert Einstein College of Medicine. Research and development expenses were $1.6 million for the three months ended September 30, 2000 compared to $1.5 million for the three months ended September 30, 1999, reflecting clinical development activities for our four product candidates. We expect research and development expenses to increase significantly over the next several years as we increase our development efforts and our product candidates enter into phase III clinical trials.

  General and Administrative

     General and administrative expense consists primarily of amortization of deferred compensation for options granted to employees and consultants (as described below), charges resulting from stock issuances pursuant to restricted stock purchase agreements, salaries and related benefit costs, consulting and professional services expenses, travel, facilities expenses and other general corporate expenses. General and administrative expenses increased to $4.7 million for the three months ended September 30, 2000 from $320,000 for the three months ended September 30, 1999. This increase was primarily attributable to the amortization of deferred compensation, the hiring of additional personnel and related expenses, and increased consulting and professional services expenses. There will be future non-cash charges for options granted to employees and consultants.

  Deferred Non-Cash Compensation

     Deferred stock compensation for options granted to employees represents the difference between the exercise price of the option and the fair value of our common stock on the date of grant in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Deferred compensation for non-employees is recorded at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 and is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force No. 96-18.

     In connection with the remeasurement of deferred stock compensation for grants of stock options to non-employees, we recorded deferred stock compensation of $3.2 million for the three month period ended September 30, 2000. $340,000 of deferred stock compensation was recorded for the three month period ended September 30, 1999 related to the grant of options to employees and non-employees. These amounts were recorded as a component of stockholders' equity (deficit) and are being amortized as charges to operations. We recognized non-cash stock compensation amortization expense for options granted of $3.4 million and $96,000 for the three months ended September 30, 2000 and 1999, respectively.

  Interest Income

     Interest income increased to $1.0 million for the three months ended September 30, 2000 from $13,000 for the period ended September 30, 1999. This increase resulted from higher average balances of cash and cash equivalents following the sale of our series B and series C redeemable convertible preferred stock in the fourth quarter of 1999 and the first quarter of 2000, respectively, and the completion of our initial public offering in July 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

  Research and Development

     Research and development expenses increased to $4.4 million for the nine months ended September 30, 2000 from $1.9 million for the nine months ended September 30, 1999. This increase reflects increased clinical development activities for our four product candidates in the current nine month period. Clinical trial activity was initiated during the second quarter of 1999. We expect research and development expenses to increase significantly over the next several years as we increase our development efforts and our product candidates enter into phase III clinical trials.

  General and Administrative

     General and administrative expenses increased to $11.7 million for the nine months ended September 30, 2000 from $716,000 for the nine months ended September 30, 1999. This increase was primarily attributable to the amortization of deferred compensation (as described below), charges resulting from stock issuances pursuant to restricted stock purchase agreements, the hiring of additional personnel and related expenses and increased consulting and professional services expense. There will be future non-cash charges for options granted to employees and consultants.

  Deferred Non-Cash Compensation

     In connection with the grant of stock options to employees as well as the remeasurement of deferred stock compensation for grants of stock options to non-employees, we recorded deferred stock compensation of $8.1 million for the nine month period ended September 30, 2000. $806,000 of deferred stock compensation was recorded for the nine month period ended September 30, 1999 related to the grant of options to employees and non-employees. These amounts were recorded as a component of stockholders' equity (deficit) and are being amortized as charges to operations. We recognized non-cash stock compensation amortization expense for options granted of $6.1 million and $161,000 for the nine months ended September 30, 2000 and 1999, respectively.

  Interest Income

     Interest income increased to $1.5 million for the nine months ended September 30, 2000 from $64,000 for the nine months ended September 30, 1999. This increase resulted from higher average balances of cash and cash equivalents following the sale of our series B and series C redeemable convertible preferred stock in the fourth quarter of 1999 and the first quarter of 2000, respectively, and the completion of our initial public offering in July 2000.

  Return to Series C Preferred Stockholders for Beneficial Conversion Feature

     In February 2000 we issued 3,044,018 shares of Series C redeemable convertible preferred stock for $14.2 million, net of issuance costs. We determined that our series C preferred stock was issued with a beneficial conversion feature. The beneficial conversion feature has been recognized by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature, limited to the net proceeds received ($14.2 million), to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price of the preferred stock and the fair value of our common stock, into which the preferred stock is convertible, multiplied by the number of common shares into which the preferred stock is convertible, limited to the net proceeds received. As our series C preferred stock is convertible into common stock at the option of the holder, at the issuance date of the preferred stock the entire $14.2 million discount resulting from the allocation of proceeds to the beneficial conversion feature has been treated as a dividend and recognized as a return to the preferred stockholders for purposes of computing basic and diluted loss per share in the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the private placement of our preferred stock and the public sale of our common stock. In February 2000 we received net proceeds of $15.2 million from issuance of our series C redeemable convertible preferred stock, and in July 2000 we received net proceeds of $63 million from issuance of common stock in our initial public offering. As of September 30, 2000, cash and cash equivalents were $82 million.

     Net cash used in operating activities was $5.3 million for the nine months ended September 30, 2000 compared to $1.2 million for the nine months ended September 30, 1999. Cash used in operating activities related to the funding of net operating losses and prepaid expenses, partially offset by increases in non-cash compensation, non-cash charges resulting from stock issuances pursuant to stock purchase agreements and accounts payable and accrued liabilities.

     Our investing activities used cash of $257,000 for the nine months ended September 30, 2000 compared to $14,000 for the nine months ended September 30, 1999. Investing activities consisted of purchases of property and equipment as well as the funding of tenant improvements in conjunction with the buildout of new office space. We expect to continue to make investments in our infrastructure to support our operations, including the purchase of property and equipment and the ongoing funding of tenant improvements as we complete the buildout of our new facility.

     Our financing activities provided cash of $78.2 million for the nine months ended September 30, 2000. In February 2000 we issued an aggregate of 3,044,018 shares of our series C redeemable convertible preferred stock, raising total net proceeds of $15.2 million. On July 19, 2000 we completed our initial public offering in which we sold 5,000,000 shares of common stock at $12 per share for net proceeds of $54.6 million, net of underwriting discounts, commissions and estimated offering expenses. On July 27, 2000 the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds of $8.4 million. From the time of receipt through October 31, 2000 all of the net proceeds of the initial public offering were invested primarily in short-term, investment grade, interest bearing U.S. government securities or money market funds invested in similar securities.

     We currently occupy approximately 3,250 square feet of leased space for which the operating lease expired in September 2000. In September 2000 we entered into a sublease agreement effectively extending the lease term on a month-to-month basis through at least December 31, 2000. Either party may terminate the sublease with 60 days written notice, provided that the sublandlord cannot effect any termination which would be effective prior to April 30, 2001. In September 2000 we entered into an agreement to sublease and now occupy approximately 2,900 square feet of additional space in South San Francisco, California, which is used as general office space. The initial term of the sublease agreement will end on February 28, 2001. Thereafter the sublease will continue on a month-to-month basis until terminated by either party with 30 days written notice. In July 2000 we entered into an agreement to lease approximately 10,000 square feet of space in South San Francisco, California to be used as general office space. Future lease payments under this agreement total $1.8 million and commenced in October 2000 through the ten year term of the lease. The construction of tenant improvements is currently in progress. We expect to relocate to this facility in the first quarter of 2001 at which time the sublease agreements noted above will be terminated.

     We expect our cash requirements to increase as we continue our development efforts, implement additional internal systems and infrastructure, hire additional personnel and expand our leased facilities. Additionally, as our clinical development efforts grow we anticipate a significant cash requirement for working capital growth, capital expenditures and investment in infrastructure. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products, if any, and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that the net proceeds from our initial public offering together with our current cash and cash equivalents should be sufficient to fund our operations for at least the next 12 months. However, we may require additional financing within this timeframe and such additional funding, if needed, may not be available on terms acceptable to us or at all. Further, any additional equity financing may be dilutive to current shareholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates in the United States. This exposure is directly related to our normal operating activities. Our cash and cash equivalents are invested with high quality issuers and are of a short-term nature. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    27.1..     Financial Data Schedule.

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PAIN THERAPEUTICS, INC.
                                          --------------------------------------
                                                       (Registrant)

Date: November 10, 2000                            /s/ REMI BARBIER
                                          --------------------------------------
                                                       Remi Barbier
                                            President, Chief Executive Officer
                                          and Chairman of the Board of Directors

                                                 /s/ DAVID L. JOHNSON
                                          --------------------------------------
                                                     David L. Johnson
                                                 Chief Financial Officer

                            PAIN THERAPEUTICS, INC.

                               INDEX OF EXHIBITS

    EXHIBIT NO.                                                                    PAGE NO.
    -----------                                                                    --------
    27.1...        Financial Data Schedule.....................................