Form 10-Q
period 2001-03-31
PAIN THERAPEUTICS INC
filed 2001-05-11
CIK 1069530

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

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                416 BROWNING WAY, SOUTH SAN FRANCISCO, CA 94080
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

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

       COMMON STOCK, $0.001 PAR VALUE                        26,776,566 SHARES
                    Class                              Outstanding at April 30, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PAIN THERAPEUTICS, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
           Condensed Balance Sheets -- December 31, 2000 and March
              31, 2001...............................................      1
           Condensed Statements of Operations -- Three Month Periods
              Ended March 31, 2000 and 2001 and the Period from May
              4, 1998 (Inception) Through March 31, 2001.............      2
           Condensed Statements of Cash Flows -- Three Month Periods
              Ended March 31, 2000 and 2001 and the Period from May
              4, 1998 (Inception) Through March 31, 2001.............      3
         Notes to Condensed Financial Statements.....................      4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      6
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     16
Item 2.  Change in Securities and Use of Proceeds....................     16
Item 3.  Defaults Upon Senior Securities.............................     16
Item 4.  Submission of Matters to a Vote of Security Holders.........     16
Item 5.  Other Information...........................................     16
Item 6.  Exhibits and Reports on Form 8-K............................     16
Signatures...........................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                              DECEMBER 31,     MARCH 31,
                                                                  2000            2001
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 78,926,830    $ 75,952,528
  Interest receivable.......................................       445,326         354,537
  Prepaid expenses..........................................       400,667         277,947
                                                              ------------    ------------
          Total current assets..............................    79,772,823      76,585,012
Property and equipment, net.................................     1,299,223       2,170,751
Other assets................................................        75,000          75,000
                                                              ------------    ------------
          Total assets......................................  $ 81,147,046    $ 78,830,763
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,313,279    $  2,404,669
  Accrued liabilities.......................................       139,099         195,149
                                                              ------------    ------------
          Total liabilities.................................     2,452,378       2,599,818
                                                              ------------    ------------
Stockholders' equity:
  Preferred stock...........................................            --              --
  Common stock..............................................        26,739          26,741
  Additional paid-in-capital................................   106,182,319     104,533,189
  Deferred compensation.....................................    (5,073,091)     (3,694,657)
  Notes receivable..........................................       (72,917)        (72,917)
  Deficit accumulated during the development stage..........   (22,368,382)    (24,561,411)
                                                              ------------    ------------
          Total stockholders' equity........................    78,694,668      76,230,945
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 81,147,046    $ 78,830,763
                                                              ============    ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                   MAY 4, 1998
                                                        THREE MONTHS ENDED         (INCEPTION)
                                                             MARCH 31,               THROUGH
                                                    ---------------------------     MARCH 31,
                                                        2000           2001            2001
                                                    ------------    -----------    ------------
Operating expenses:
  Licensing fees..................................  $         --    $        --    $    100,000
  Research and development........................     3,266,221      2,074,430      18,837,888
  General and administrative......................     2,786,766      1,214,417       9,737,510
                                                    ------------    -----------    ------------
     Total operating expenses.....................     6,052,987      3,288,847      28,675,398
                                                    ------------    -----------    ------------
     Operating loss...............................    (6,052,987)    (3,288,847)    (28,675,398)
Other income:
  Interest income.................................       245,050      1,096,018       4,116,587
                                                    ------------    -----------    ------------
     Net loss before income taxes.................    (5,807,937)    (2,192,829)    (24,558,811)
Income tax expense................................           200            200           2,600
                                                    ------------    -----------    ------------
     Net loss.....................................    (5,808,137)    (2,193,029)    (24,561,411)
Return to series C preferred shareholders for
  beneficial conversion feature...................   (14,231,595)            --     (14,231,595)
                                                    ------------    -----------    ------------
Loss available to common shareholders.............  $(20,039,732)   $(2,193,029)   $(38,793,006)
                                                    ============    ===========    ============
Basic and diluted loss per share..................  $      (4.09)   $     (0.09)
                                                    ============    ===========
Weighted-average shares used in computing basic
  and diluted loss per share......................     4,895,722     24,404,660
                                                    ============    ===========

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   MAY 4, 1998
                                                         THREE MONTHS ENDED        (INCEPTION)
                                                             MARCH 31,               THROUGH
                                                     --------------------------     MARCH 31,
                                                        2000           2001            2001
                                                     -----------    -----------    ------------
Cash flows from operating activities:
  Net loss.........................................  $(5,808,137)   $(2,193,029)   $(24,561,411)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................        6,454         12,249          61,944
     Amortization of deferred compensation.........    1,200,810       (270,894)      7,377,219
     Non-cash expense for options and warrants
       issued......................................    2,646,000             --       2,767,829
     Loss on disposal of property and equipment....           --         49,684          52,413
     Changes in operating assets and liabilities:
       Interest receivable.........................      (16,733)        90,789        (354,537)
       Prepaid expenses............................      (30,263)       122,720        (277,947)
       Other assets................................           --             --         (75,000)
       Accounts payable............................      187,076         91,390       2,404,669
       Accrued liabilities.........................           --         56,050         195,149
                                                     -----------    -----------    ------------
          Net cash used in operating activities....   (1,814,793)    (2,041,041)    (12,409,672)
                                                     -----------    -----------    ------------
Cash flows used in investing activities:
  Purchase of property and equipment...............      (83,212)      (933,461)     (2,285,108)
                                                     -----------    -----------    ------------
Cash flows from financing activities:
  Proceeds from issuance of series B redeemable
     convertible preferred stock, net..............           --             --       9,703,903
  Proceeds from issuance of series C redeemable
     convertible preferred stock, net..............   15,194,835             --      15,194,835
  Stock subscription note payments received........           --             --          55,483
  Deferred financing costs.........................     (460,179)            --              --
  Proceeds from issuance of series A convertible
     preferred stock, net..........................           --             --       2,639,999
  Proceeds from issuance of common stock...........        3,042            200         114,171
  Proceeds from initial public offering, net.......           --             --      62,938,917
                                                     -----------    -----------    ------------
          Net cash provided by financing
            activities.............................   14,737,698            200      90,647,308
                                                     -----------    -----------    ------------
Net increase (decrease) in cash and cash
  equivalents......................................   12,839,693     (2,974,302)     75,952,528
Cash and cash equivalents at beginning of period...    9,339,669     78,926,830              --
                                                     -----------    -----------    ------------
Cash and cash equivalents at end of period.........  $22,179,362    $75,952,528    $ 75,952,528
                                                     ===========    ===========    ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. GENERAL

     Pain Therapeutics, Inc. (a development stage enterprise) is a clinical-stage specialty pharmaceutical company, which was incorporated on May 4, 1998. Since our inception in May 1998, we have licensed proprietary technology from Albert Einstein College of Medicine and have devoted substantially all of our resources to the development of a new generation of opioid painkillers with improved clinical benefits, which are based on the acquired technology. In the course of our development activities, we have sustained operating losses and expect such losses to continue through the next several years.

     Our development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability of our products and processes. In addition, we have product candidates, which have not yet obtained U.S. Food and Drug Administration approval. Successful future operations depend on our ability to obtain approval for and commercialize these products.

     We have prepared the unaudited financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying financial statements have been prepared on a basis consistent with the audited financial statements and contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. Investors are encouraged to review the Annual Report on Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses incurred during the reporting period. Actual results could differ from those estimates.

NOTE 2. LOSS PER SHARE

     Basic loss per share is based on the weighted-average number of shares outstanding for the reporting period, less the weighted-average shares outstanding which are subject to the Company's right of repurchase. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus potential dilutive common shares outstanding using the treasury stock method. Potential dilutive common shares consist of convertible preferred stock, common shares issued and outstanding subject to the Company's repurchase rights, outstanding stock options and outstanding warrants. For the three month periods ending March 31, 2000 and 2001, all potential dilutive common shares were excluded from the calculation of diluted loss per share because the representative share increments would be anti-dilutive. Upon the closing of our initial public offering in July 2000, all of our convertible preferred stock automatically converted into shares of common stock on a one to one basis.

NOTE 3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. On January 1, 2001, we implemented SFAS 133. We currently have no derivative instruments or hedging activities to report and the implementation of SFAS 133 had no material effect on our results of operations or financial position.

NOTE 4. 1998 STOCK PLAN

     In accordance with the provisions of the 1998 Stock Plan, effective January 1, 2001, the number of shares of common stock authorized for issuance under the 1998 Stock Plan was increased from 4,700,000 to 6,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our condensed financial statements and accompanying notes included in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. Operating results are not necessarily indicative of results that may occur in future periods.

     The following discussion contains forward-looking statements that are based upon current expectations. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about future operating losses and anticipated operating and capital expenditures, statements about increases in our research and development expenses, statements about the timing and progress of our clinical trials, statements about future non-cash charges related to option grants to our employees, statements about the sufficiency of our current resources to fund our operations for the next twelve months, statements about anticipated hiring, statements about development of our internal systems and infrastructure, and statements about the effect of changes in interest rates on our business and financial results. Such forward looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's drug candidates, unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not necessarily indicative of future results of clinical trials), the uncertainty of patent protection for the Company's intellectual property or trade secrets and the Company's ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed elsewhere in this document and the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

OVERVIEW

     Pain Therapeutics, Inc. is developing a new generation of opioid painkillers with improved clinical benefits. We use our technology to reformulate existing opioid painkillers into new drugs which we believe offer enhanced pain relief, fewer adverse side effects and reduced tolerance and addiction compared to existing opioid painkillers. We currently have multiple opioid painkillers in various stages of Phase II clinical trials

     We have yet to generate any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative deficit of $24.6 million through March 31, 2001. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of clinical trials and clinical supplies associated with our product candidates, salaries and other personnel related costs including the amortization of deferred compensation associated with options granted to employees and non-employees, and general corporate expenses.

     We expect to incur additional operating losses for the next several years. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

     - continue to undertake pre-clinical and clinical trials for our product candidates;

     - seek regulatory approvals for our product candidates;

     - develop, formulate, manufacture and commercialize our drugs;

     - implement additional internal systems and develop new infrastructure;

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

  Research and Development

     Research and development expense consists of drug development work associated with our product candidates, primarily including costs of clinical trials and clinical supplies, research payments to the Albert Einstein College of Medicine and other personnel related expenses. Research and development expenses were $2.1 million for the three months ended March 31, 2001 compared to $3.3 million for the three months ended March 31, 2000. The net decrease was primarily attributable to a decrease in charges resulting from stock issuance pursuant to restricted stock purchase agreements as well as amortization of deferred compensation (as described below), partially offset by an overall increase in clinical development costs for our product candidates as well as increases in salaries and other personnel related costs associated with increased staffing in support of these activities. We expect research and development expenses to increase significantly over the next several years as we increase our development efforts and our product candidates enter into further clinical trials. There will be future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

  General and Administrative

     General and administrative expense consists primarily of salaries and other personnel related expenses to support our activities, consulting and professional services expenses, travel, facilities expenses and other general corporate expenses. General and administrative expenses were $1.2 million for the three months ended March 31, 2001 compared to $2.8 million for the three months ended March 31, 2000. The net decrease was primarily attributable to a decrease in charges resulting from stock issuance pursuant to restricted stock purchase agreements as well as amortization of deferred compensation (as described below), partially offset by increases in salaries and other personnel related costs associated with increased staffing, consulting and professional services, facilities expenses and other general corporate expenses. There will be future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

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

     In connection with the grant of stock options to employees as well as the re-measurement of deferred stock compensation for grants of stock options to non-employees, we recorded a decrease in deferred stock compensation of $1.6 million for the period ended March 31, 2001 compared to an increase of $4.7 million for the period ended March 31, 2000. These amounts were recorded as a component of stockholders' equity (deficit) and are being amortized as charges to operations. We recognized non-cash stock compensation amortization expense (credit) for options granted of ($0.5) million and $0.9 million in research and development expense for the period ended March 31, 2001 and 2000, respectively and $0.2 million and $0.3 million in general and administrative expense for the period ended March 31, 2001 and 2000, respectively.

  Interest Income

     Interest income increased to $1.1 million for the three months ended March 31, 2001 from $0.2 million for the period ended March 31, 2000. The increase resulted from higher average balances of cash and cash equivalents following the sale in February 2000 of our series C redeemable convertible preferred stock, with net cash proceeds of $15.2 million, and the completion in July 2000 of our initial public offering, with net proceeds of $62.9 million.

  Return to Series C Preferred Stockholders for Beneficial Conversion Feature

     In February 2000 we issued 3,044,018 shares of series C redeemable convertible preferred stock for $14.2 million, net of issuance costs. We determined that our series C preferred stock was issued with a beneficial conversion feature. The beneficial conversion feature has been recognized by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature, limited to the net proceeds received ($14.2 million), to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price of the preferred stock and the fair value of our common stock, into which the preferred stock is convertible, multiplied by the number of common shares into which the preferred stock is convertible, limited to the net proceeds received. As our series C preferred stock was convertible into common stock at the option of the holder, at the issuance date of the preferred stock the entire $14.2 million discount resulting from the allocation of proceeds to the beneficial conversion feature has been treated as a dividend and recognized as a return to the preferred stockholders for purposes of computing basic and diluted loss per share in the three month period ended March 31, 2000. Upon completion of our initial public offering in July 2000, all of our convertible preferred and redeemable convertible preferred stock automatically converted into common stock on a one to one basis.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, cash and cash equivalents were $76.0 million. Currently, our cash and cash equivalents are primarily invested in money market funds.

     Net cash used in operating activities was $2.0 million for the three months ended March 31, 2001 compared to $1.8 million for the three months ended March 31, 2000. Cash used in operating activities includes the funding of net operating losses as adjusted for non-cash items.

     Our investing activities used cash of $0.9 million for the three months ended March 31, 2001 compared to $0.1 million for the three months ended March 31, 2000. Investing activities consisted of purchases of property and equipment as well as the funding of tenant improvements in conjunction with the build-out of new office space in the 2001 quarter. In April 2001 we completed the build-out of, and relocated to, this facility. We expect to continue making investments in our infrastructure to support our operations.

     Our financing activities provided cash of $14.7 million for the three months ended March 31, 2000, which included net cash proceeds of $15.2 million from the February 2000 issuance of our series C redeemable convertible preferred stock.

     We expect our cash requirements to increase as we continue our development efforts, implement additional internal systems and infrastructure, hire additional personnel and expand our facilities. Additionally, as our clinical development efforts grow we anticipate a significant cash requirement for working capital growth, capital expenditures and investment in infrastructure. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products, if any, and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. However, we may require additional financing within this timeframe and such additional funding, if needed, may not be available on terms acceptable to us or at all. Further, any additional equity financing may be dilutive to current shareholders.

                                  RISK FACTORS

     You should carefully consider the following risk factors and all other information contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SUBSTANTIAL LOSSES AND NEGATIVE OPERATING CASH FLOWS FOR THE FORESEEABLE FUTURE.

     Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $24.6 million as of March 31, 2001. We are not currently profitable. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

     - continue to undertake preclinical and clinical trials for our product candidates;

     - seek regulatory approvals for our product candidates;

     - develop, formulate, manufacture and commercialize our drugs;

     - implement additional internal systems and develop new infrastructure;

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

     Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our leading product candidates will take several years to complete. If we or the FDA believe the participating patients are being exposed to unacceptable health risks, we would have to suspend our clinical trials. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon clinical trials or to repeat clinical studies.

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

     Because we expect to rely on sales generated by our current product candidates for substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates in the United States. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, government and non-government debt securities and/or money market funds which invest in such securities. From the time of receipt through March 31, 2001, all of the net proceeds of the initial public offering were invested primarily in short-term, investment grade, interest bearing, U.S. Government securities or money market funds. As of March 31, 2001 all of our cash and cash equivalents were in money market and checking funds.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     None.

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

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

                                                 PAIN THERAPEUTICS, INC.
                                          --------------------------------------
                                                       (Registrant)

Date: May 11, 2001                                 /s/ REMI BARBIER
                                          --------------------------------------
                                                       Remi Barbier
                                            President, Chief Executive Officer
                                          and Chairman of the Board of Directors

                                                 /s/ DAVID L. JOHNSON
                                          --------------------------------------
                                                     David L. Johnson
                                                 Chief Financial Officer