Form 10-Q
period 2001-06-30
PAIN THERAPEUTICS INC
filed 2001-08-10
CIK 1069530

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

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER 000-29959
                            ------------------------

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

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK, $0.001 PAR VALUE                        26,804,991 SHARES
       ------------------------------                        -----------------
                    Class                              Outstanding at July 31, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PAIN THERAPEUTICS, INC.

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
PART I.    FINANCIAL INFORMATION
  Item 1.  Financial Statements (unaudited)
           Condensed Balance Sheets -- December 31, 2000 and June 30,
             2001......................................................      1
           Condensed Statements of Operations -- Three and Six Month
             Periods Ended June 30, 2000 and 2001 and the Period from
             May 4, 1998 (Inception) Through June 30, 2001.............      2
           Condensed Statements of Cash Flows -- Six Month Periods
             Ended June 30, 2000 and 2001 and the Period from May 4,
             1998 (Inception) Through June 30, 2001....................      3
           Notes to Condensed Financial Statements.....................      4
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      6
  Item 3.  Quantitative and Qualitative Disclosures About Market
             Risk......................................................     15

PART II.   OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................     16
  Item 2.  Change in Securities and Use of Proceeds....................     16
  Item 3.  Defaults Upon Senior Securities.............................     16
  Item 4.  Submission of Matters to a Vote of Security Holders.........     16
  Item 5.  Other Information...........................................     16
  Item 6.  Exhibits and Reports on Form 8-K............................     16
Signatures.............................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                              DECEMBER 31,      JUNE 30,
                                                                  2000            2001
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 78,926,830    $ 71,642,092
  Interest receivable.......................................       445,326         255,406
  Prepaid expenses..........................................       400,667          66,883
                                                              ------------    ------------
          Total current assets..............................    79,772,823      71,964,381
Property and equipment, net.................................     1,299,223       2,464,711
Other assets................................................        75,000          75,000
                                                              ------------    ------------
          Total assets......................................  $ 81,147,046    $ 74,504,092
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,313,279    $  1,343,296
  Accrued liabilities.......................................       139,099         143,977
                                                              ------------    ------------
          Total liabilities.................................     2,452,378       1,487,273
                                                              ------------    ------------
Stockholders' equity:
  Preferred stock...........................................            --              --
  Common stock..............................................        26,739          26,800
  Additional paid-in-capital................................   106,182,319     103,528,961
  Deferred compensation.....................................    (5,073,091)     (2,727,562)
  Notes receivable..........................................       (72,917)       (165,917)
  Deficit accumulated during the development stage..........   (22,368,382)    (27,645,463)
                                                              ------------    ------------
          Total stockholders' equity........................    78,694,668      73,016,819
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 81,147,046    $ 74,504,092
                                                              ============    ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                         MAY 4, 1998
                                   THREE MONTHS ENDED            SIX MONTHS ENDED        (INCEPTION)
                                        JUNE 30,                     JUNE 30,              THROUGH
                                -------------------------   --------------------------     JUNE 30,
                                   2000          2001           2000          2001           2001
                                -----------   -----------   ------------   -----------   ------------
Operating expenses:
  Licensing fees..............  $        --   $        --   $         --   $        --   $    100,000
  Research and development....    2,311,283     2,688,527      5,577,504     4,762,952     21,526,410
  General and
     administrative...........    1,435,263     1,230,438      4,222,029     2,444,861     10,967,954
                                -----------   -----------   ------------   -----------   ------------
     Total operating
       expenses...............    3,746,546     3,918,965      9,799,533     7,207,813     32,594,364
                                -----------   -----------   ------------   -----------   ------------
     Operating loss...........   (3,746,546)   (3,918,965)    (9,799,533)   (7,207,813)   (32,594,364)
Other income:
  Interest income.............      233,455       835,113        478,505     1,931,132      4,951,701
                                -----------   -----------   ------------   -----------   ------------
     Net loss before income
       taxes..................   (3,513,091)   (3,083,852)    (9,321,028)   (5,276,681)   (27,642,663)
Income tax expense............          200           200            400           400          2,800
                                -----------   -----------   ------------   -----------   ------------
     Net loss.................   (3,513,291)   (3,084,052)    (9,321,428)   (5,277,081)   (27,645,463)
Return to series C preferred
  shareholders for beneficial
  conversion feature..........           --            --    (14,231,595)           --    (14,231,595)
                                -----------   -----------   ------------   -----------   ------------
Loss available to common
  shareholders................  $(3,513,291)  $(3,084,052)  $(23,553,023)  $(5,277,081)  $(41,877,058)
                                ===========   ===========   ============   ===========   ============
Basic and diluted loss per
  share.......................  $     (0.62)  $     (0.12)  $      (4.14)  $     (0.21)
                                ===========   ===========   ============   ===========
Weighted-average shares used
  in computing basic and
  diluted loss per share......    5,654,076    25,029,157      5,684,491    24,718,634
                                ===========   ===========   ============   ===========

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   MAY 4, 1998
                                                          SIX MONTHS ENDED         (INCEPTION)
                                                              JUNE 30,               THROUGH
                                                     --------------------------      JUNE 30,
                                                        2000           2001            2001
                                                     -----------    -----------    ------------
Cash flows from operating activities:
  Net loss.........................................  $(9,321,428)   $(5,277,081)   $(27,645,463)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................       20,348         71,581         121,276
     Amortization of deferred compensation.........    2,716,526       (385,252)      7,262,861
     Non-cash expense for options and warrants
       issued......................................    2,646,000             --       2,767,829
     Loss on disposal of property and equipment....        2,729         49,684          52,413
     Changes in operating assets and liabilities:
       Interest receivable.........................        9,108        189,920        (255,406)
       Prepaid expenses............................       (4,489)       333,784         (66,883)
       Other assets................................           --             --         (75,000)
       Accounts payable............................      419,741       (969,983)      1,343,296
       Accrued liabilities.........................           --          4,878         143,977
                                                     -----------    -----------    ------------
          Net cash used in operating activities....   (3,511,465)    (5,982,469)    (16,351,100)
                                                     -----------    -----------    ------------
Cash flows used in investing activities:
  Purchase of property and equipment...............     (101,873)    (1,286,753)     (2,638,400)
                                                     -----------    -----------    ------------
Cash flows from financing activities:
  Proceeds from issuance of series B redeemable
     convertible preferred stock, net..............           --             --       9,703,903
  Proceeds from issuance of series C redeemable
     convertible preferred stock, net..............   15,194,835             --      15,194,835
  Payments received (funding of) notes
     receivable....................................        7,500        (93,000)        (37,517)
  Deferred financing costs.........................     (942,184)            --              --
  Proceeds from issuance of series A convertible
     preferred stock, net..........................           --             --       2,639,999
  Proceeds from issuance of common stock...........       34,362         77,484         191,455
  Proceeds from initial public offering, net.......           --             --      62,938,917
                                                     -----------    -----------    ------------
          Net cash provided by (used in) financing
            activities.............................   14,294,513        (15,516)     90,631,592
                                                     -----------    -----------    ------------
Net increase (decrease) in cash and cash
  equivalents......................................   10,681,175     (7,284,738)     71,642,092
Cash and cash equivalents at beginning of period...    9,339,669     78,926,830              --
                                                     -----------    -----------    ------------
Cash and cash equivalents at end of period.........  $20,020,844    $71,642,092    $ 71,642,092
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

NOTE 2. LOSS PER SHARE

     Basic loss per share is based on the weighted-average number of shares outstanding for the reporting period, less the weighted-average shares outstanding which are subject to the Company's right of repurchase. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus potential dilutive common shares outstanding using the treasury stock method. Potential dilutive common shares consist of convertible preferred stock prior to conversion, common shares issued and outstanding subject to the Company's repurchase rights, outstanding stock options and outstanding warrants. For the three and six month periods ending June 30, 2000 and 2001, all potential dilutive common shares were excluded from the calculation of diluted loss per share because the representative share increments would be anti-dilutive. Upon the closing of our initial public offering in July 2000, all of our convertible preferred stock automatically converted into shares of common stock on a one to one basis.

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

NOTE 4. 1998 STOCK PLAN

     In accordance with the provisions of the 1998 Stock Plan, effective January 1, 2001 the number of shares of common stock authorized for issuance under the 1998 Stock Plan was increased from 4,700,000 to 6,000,000 shares.

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

     The following discussion contains forward-looking statements that are based upon current expectations. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about future operating losses and anticipated operating and capital expenditures, statements about future negative operating cash flows, statements about expenses increasing substantially, statements about expected future sources of revenues, statements about increases in our research and development expenses, statements about the timing and progress of our clinical trials, statements about future non-cash charges related to stock and option grants to our employees and consultants, statements about the sufficiency of our current resources to fund our operations for the next twelve months, statements about increasing cash requirements, statements about anticipated hiring, and statements about development of our internal systems and infrastructure. Such forward looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's drug candidates, unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not necessarily indicative of future results of clinical trials), the uncertainty of patent protection for the Company's intellectual property or trade secrets and the Company's ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed elsewhere in this document and the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

OVERVIEW

     Pain Therapeutics, Inc. is developing a new generation of opioid painkillers with improved clinical benefits. We use our technology to reformulate existing opioid painkillers into new drugs which we believe offer enhanced pain relief, fewer adverse side effects and reduced tolerance and addiction compared to existing opioid painkillers. We currently have multiple opioid painkillers in various stages of Phase II clinical trials.

     We have yet to generate any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative deficit of $27.6 million through June 30, 2001. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of clinical trials and clinical supplies associated with our product candidates, salaries and other personnel related costs including the amortization of non-cash deferred compensation associated with options granted to employees and non-employees, and general corporate expenses.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

  Research and Development

     Research and development expense consists of drug development work associated with our product candidates, primarily including costs of clinical trials and clinical supplies, research payments to the Albert Einstein College of Medicine and other personnel related expenses. Research and development expenses were $2.7 million for the three months ended June 30, 2001 compared to $2.3 million for the three months ended June 30, 2000. The increase was primarily attributable to an increase in clinical development costs for our product candidates as well as increases in salaries and other personnel related costs associated with increased staffing in support of these activities, partially offset by a decrease in amortization of deferred compensation (as described below). We expect research and development expenses to increase significantly over the next several years as we increase activity related to development of our product candidates and enter into further clinical trials. There will be continued future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

  General and Administrative

     General and administrative expense consists primarily of salaries and other personnel related expenses to support our activities, consulting and professional services expenses, travel, facilities expenses and other general corporate expenses. General and administrative expenses were $1.2 million for the three months ended June 30, 2001 compared to $1.4 million for the three months ended June 30, 2000. The decrease was primarily due to a decrease in charges resulting from amortization of deferred compensation (as described below), partially offset by increases in salaries and other personnel related costs associated with increased staffing, consulting and professional services, facilities and other general corporate expenses. There will be future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

  Deferred Non-Cash Compensation

     Deferred stock compensation for options granted to employees represents the difference between the exercise price of the option and the fair value of our common stock on the date of grant in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Deferred compensation for non-employees is recorded at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 and is periodically re-measured based on the Company's current stock price until the underlying options vest in accordance with Emerging Issues Task Force No. 96-18. Deferred compensation is amortized over the vesting period of the options granted.

     In connection with the grant of stock options to employees as well as the re-measurement of deferred stock compensation for grants of stock options to non-employees, we recorded a decrease in deferred stock compensation of $1.1 million for the three month period ended June 30, 2001 compared to an increase of $51,000 for the three month period ended June 30, 2000. These amounts were recorded as a component of stockholders' equity and are being amortized as charges to operations. We recognized non-cash stock compensation amortization expense (credit) for options granted of ($0.3) million and $0.5 million in research and development expense for the three months ended June 30, 2001 and 2000, respectively and $0.2 million and $1.0 million in general and administrative expense for the three months ended June 30, 2001 and 2000, respectively.

  Interest Income

     Interest income increased to $0.8 million for the three months ended June 30, 2001 from $0.2 million for the comparable period ended June 30, 2000. The increase resulted from higher average balances of cash and cash equivalents following the completion in July 2000 of our initial public offering, with net proceeds of $62.9 million.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

  Research and Development

     Research and development expenses were $4.8 million for the six months ended June 30, 2001 compared to $5.6 million for the six months ended June 30, 2000. The net decrease was primarily due to a decrease in charges resulting from stock issuance pursuant to restricted stock purchase agreements and the amortization of deferred compensation (as described below), partially offset by an overall increase in clinical development costs for our product candidates, research and development payments to Albert Einstein College of Medicine as well as increases in salaries and other personnel related costs associated with increased staffing in support of these activities. We expect research and development expenses to increase significantly over the next several years as we increase our development efforts and our product candidates enter advanced stages of clinical trials. There will be future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

  General and Administrative

     General and administrative expenses were $2.4 million for the six months ended June 30, 2001 compared to $4.2 million for the six months ended June 30, 2000. The net decrease was primarily attributable to a decrease in charges resulting from stock issuance pursuant to restricted stock purchase agreements and the amortization of deferred compensation (as described below), partially offset by increases in salaries and other personnel related costs associated with increased staffing, consulting and professional services, facilities expenses and other general corporate expenses. There will be future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

  Deferred Non-Cash Compensation

     In connection with the grant of stock options to employees as well as the re-measurement of deferred stock compensation for grants of stock options to non-employees, we recorded a decrease in deferred stock compensation of $2.7 million for the six months ended June 30, 2001 compared to an increase of $4.7 million for the six months ended June 30, 2000. These amounts were recorded as a component of stockholders' equity and are being amortized as charges to operations. We recognized non-cash stock compensation amortization expense (credit) for options granted of ($0.8) million and $1.3 million in research and development expense for the six months ended June 30, 2001 and 2000, respectively and $0.4 million and $1.4 million in general and administrative expense for the six months ended June 30, 2001 and 2000, respectively.

  Interest Income

     Interest income increased to $1.9 million for the six months ended June 30, 2001 from $0.5 million for the comparable period ended June 30, 2000. The increase resulted from higher average balances of cash and cash equivalents following the sale in February 2000 of our series C redeemable convertible preferred stock, with net cash proceeds of $15.2 million, and the completion in July 2000 of our initial public offering, with net proceeds of $62.9 million.

  Return to Series C Preferred Stockholders for Beneficial Conversion Feature

     In February 2000 we issued 3,044,018 shares of series C redeemable convertible preferred stock for $14.2 million, net of issuance costs. We determined that our series C preferred stock was issued with a beneficial conversion feature. The beneficial conversion feature has been recognized by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature, limited to the net proceeds received ($14.2 million), to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price of the preferred stock and the fair value of our common stock, into which the preferred stock is convertible, multiplied by the number of common shares into which the preferred stock is convertible, limited to the net proceeds received. As our series C preferred stock was convertible into common stock at the option of the holder, at the issuance date of the preferred stock the entire $14.2 million discount resulting from the allocation of proceeds to the beneficial conversion feature has been treated as a dividend and recognized as a return to the preferred stockholders for purposes of computing basic and diluted loss per share in the six month period ended June 30, 2000. Upon completion of our initial public offering in July 2000, all of our convertible preferred and redeemable convertible preferred stock automatically converted into common stock on a one to one basis.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, cash and cash equivalents were $71.6 million. Currently, our cash and cash equivalents are primarily invested in money market funds.

     Net cash used in operating activities was $6.0 million for the six months ended June 30, 2001 compared to $3.5 million for the six months ended June 30, 2000. Cash used in operating activities includes the funding of net operating losses as adjusted for non-cash items.

     Our investing activities used cash of $1.3 million for the six months ended June 30, 2001 compared to $0.1 million for the six months ended June 30, 2000. Investing activities consisted of purchases of property and equipment, including the funding of tenant improvements in conjunction with the build-out of new office space in the 2001 period. In April 2001 we completed the build-out of, and relocated to, this facility. We expect to continue making investments in our infrastructure to support our operations.

     There were no significant financing activities in 2001. Our financing activities provided cash of $14.3 million for the six months ended June 30, 2000, which included net cash proceeds of $15.2 million from the February 2000 issuance of our series C redeemable convertible preferred stock.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SUBSTANTIAL LOSSES AND NEGATIVE OPERATING CASH FLOWS FOR THE FORESEEABLE FUTURE.

     Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $27.6 million as of June 30, 2001. We are not currently profitable. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

     Until we receive regulatory approval and commercialize one or more of our products, we will have to fund all of our operations and capital expenditures from the net proceeds of our initial public offering and cash on hand. We expect that the net proceeds of approximately $62.9 million from the public offering and cash on hand will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, if we experience unanticipated cash requirements, we may need to raise additional funds much sooner and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional equity securities to raise funds, our existing stockholders' ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we do not succeed in raising additional funds, we may be unable to complete planned clinical trials or obtain Food and Drug Administration, or FDA, approval of our product candidates, and we could be forced to discontinue product development, reduce sales and marketing efforts and forego attractive business opportunities.

IF WE ARE UNABLE TO DESIGN, CONDUCT AND COMPLETE CLINICAL TRIALS SUCCESSFULLY, WE WILL NOT BE ABLE TO SUBMIT A NEW DRUG APPLICATION TO THE FDA.

     In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application, or NDA, which demonstrates that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Our leading product candidates are still in the early stages of clinical trials and we will have to commit substantial time and additional resources to conducting further pre-clinical and clinical studies addressing several types of pain before we can submit NDAs with respect to any of these product candidates. Initial clinical trials for our PTI-555, PTI-501, PTI-601 and PTI-701 product candidates are ongoing or were completed only recently. We intend to continue to conduct Phase II trials for these and other product candidates. We will not be able to proceed to Phase III clinical trials for any product candidate until we determine appropriate dosages, submit such data to the FDA and obtain FDA approval to begin Phase III studies. We recently filed an Investigational New Drug application, or IND, for our PTI-801 product candidate and plan to initiate clinical trials in 2001. Our other product candidates are at a much earlier stage of development and will require extensive pre-clinical testing before we can make any decision to proceed to clinical trials.

     Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our leading product candidates will take several years to complete. If we or the FDA believe the participating patients are being exposed to unacceptable health risks, we would have to suspend our clinical trials. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon clinical trials or to repeat clinical studies.

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

     We depend on independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials under agreements with us. These collaborators are not our employees and we do not control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new drugs will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If outside collaborators assist our competitors at our expense, our competitive position could be harmed.

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

     We have no manufacturing facilities and have limited experience in drug product development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or to test the technical performance of our product candidates. We currently rely on a small number of contract manufacturers and other vendors to formulate, test, supply, store and distribute drug supplies for our clinical trials. Our reliance on a limited number of vendors exposes us to the following risks, any of which could delay our clinical trials, and consequently delay FDA approval of our product candidates and commercialization of our products, result in higher costs or deprive us of potential product revenues:

     - Contract commercial manufacturers, their sub-contractors or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy clinical needs or commercial demand, may experience technical issues that impact quality, and may experience shortages of qualified personnel to adequately staff production operations. The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA must approve any alternative manufacturer of our product before we may use the alternative manufacturer to produce our clinical supplies. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturers and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products.

     - Approved third party commercial drug manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal or state regulations. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, or DEA, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards.

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

DEVELOPMENTS BY COMPETITORS MAY RENDER OUR PRODUCTS OR TECHNOLOGIES OBSOLETE OR NON-COMPETITIVE.

     Alternative technologies and products are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or are awaiting approval from the FDA. Such alternatives include Elan's Ziconotide, as well as combination products from Endo Pharmaceuticals. In addition, companies that sell generic opioid drugs represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates in the United States. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, government and non-government debt securities and/or money market funds which invest in such securities. From the time of receipt through June 30, 2001, all of the net proceeds of the initial public offering were invested primarily in short-term, investment grade, interest bearing, U.S. Government securities or money market funds. As of June 30, 2001 all of our cash and cash equivalents were in money market and checking funds.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual Meeting of Stockholders was held on May 31, 2001 at the offices of Wilson Sonsini Goodrich & Rosati, Professional Corporation located at 650 Page Mill Road, Palo Alto, California 94304 at 10:00 a.m. Of the 26,740,316 shares of Pain Therapeutics Common Stock entitled to vote at the meeting, 19,455,831 shares, representing 72% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

     The stockholders elected two directors to serve until our Annual Meeting of Stockholders held in 2004. The votes regarding the election of directors were as follows:

                     NAME                       VOTES FOR DIRECTOR    VOTES WITHHELD
                     ----                       ------------------    --------------
Michael J. O'Donnell..........................      19,448,304            7,527
Nadav Friedmann, M.D., Ph.D...................      19,453,220            2,611

     The Company's other directors with terms of office as directors that continue after the Annual Meeting of Stockholders are Remi Barbier, Gert Caspritz and Sanford Robertson.

     The stockholders approved the ratification of KPMG LLP as independent auditors to the Company for the fiscal year ending December 31, 2001. There were 19,362,789 votes cast for the proposal, 91,342 votes cast against, 1,700 abstentions and no broker non-votes.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     None.

(b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the six months ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PAIN THERAPEUTICS , INC.
                                                       (Registrant)

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

Date: August 10, 2001