Form 10-Q
period 2001-09-30
PAIN THERAPEUTICS INC
filed 2001-11-13
CIK 1069530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM           TO           .

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

        COMMON STOCK, $0.001 PAR VALUE                       26,827,991 SHARES
                    Class                             Outstanding at October 31, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PAIN THERAPEUTICS, INC.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         NO.
                                                                         ----
                        PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)
            Condensed Balance Sheets -- December 31, 2000 and
            September 30, 2001........................................     1
            Condensed Statements of Operations -- Three and Nine Month
            Periods Ended September 30, 2000 and 2001 and the Period
            from May 4, 1998 (Inception) Through September 30, 2001...     2
            Condensed Statements of Cash Flows -- Nine Month Periods
            Ended September 30, 2000 and 2001 and the Period from May
            4, 1998 (Inception) Through September 30, 2001............     3
            Notes to Condensed Financial Statements...................     4
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     6
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................    16

                         PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    17
Item 2.   Change in Securities and Use of Proceeds....................    17
Item 3.   Defaults Upon Senior Securities.............................    17
Item 4.   Submission of Matters to a Vote of Security Holders.........    17
Item 5.   Other Information...........................................    17
Item 6.   Exhibits and Reports on Form 8-K............................    17

Signatures............................................................    18

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2001
                                                              ------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 78,926,830   $ 68,441,780
  Interest receivable.......................................       445,326        200,407
  Prepaid expenses..........................................       400,667        321,130
                                                              ------------   ------------
     Total current assets...................................    79,772,823     68,963,317
Property and equipment, net.................................     1,299,223      2,431,294
Other assets................................................        75,000         75,000
                                                              ------------   ------------
     Total assets...........................................  $ 81,147,046   $ 71,469,611
                                                              ============   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,313,279   $  1,230,872
  Accrued liabilities.......................................       139,099        155,157
                                                              ------------   ------------
     Total liabilities......................................     2,452,378      1,386,029
                                                              ------------   ------------
Stockholders' equity:
  Preferred stock...........................................            --             --
  Common stock..............................................        26,739         26,829
  Additional paid-in-capital................................   106,182,319    103,478,140
  Deferred compensation.....................................    (5,073,091)    (2,239,901)
  Notes receivable..........................................       (72,917)      (165,917)
  Deficit accumulated during the development stage..........   (22,368,382)   (31,015,569)
                                                              ------------   ------------
     Total stockholders' equity.............................    78,694,668     70,083,582
                                                              ------------   ------------
     Total liabilities and stockholders' equity.............  $ 81,147,046   $ 71,469,611
                                                              ============   ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                          MAY 4, 1998
                                  THREE MONTHS ENDED            NINE MONTHS ENDED         (INCEPTION)
                                     SEPTEMBER 30,                SEPTEMBER 30,             THROUGH
                               -------------------------   ---------------------------   SEPTEMBER 30,
                                  2000          2001           2000           2001           2001
                               -----------   -----------   ------------   ------------   -------------
Operating expenses:
  Licensing fees.............  $        --   $        --   $         --   $         --   $    100,000
  Research and development...    4,288,848     2,610,084      9,866,350      7,373,034     24,136,492
  General and
     administrative..........    1,998,916     1,398,701      6,220,947      3,843,565     12,366,658
                               -----------   -----------   ------------   ------------   ------------
     Total operating
       expenses..............    6,287,764     4,008,785     16,087,297     11,216,599     36,603,150
                               -----------   -----------   ------------   ------------   ------------
     Operating loss..........   (6,287,764)   (4,008,785)   (16,087,297)   (11,216,599)   (36,603,150)
Other income:
  Interest income............    1,017,287       638,879      1,495,792      2,570,012      5,590,581
                               -----------   -----------   ------------   ------------   ------------
     Net loss before income
       taxes.................   (5,270,477)   (3,369,906)   (14,591,505)    (8,646,587)   (31,012,569)
Income tax expense...........          200           200            600            600          3,000
                               -----------   -----------   ------------   ------------   ------------
     Net loss................   (5,270,677)   (3,370,106)   (14,592,105)    (8,647,187)   (31,015,569)
Return to series C preferred
  shareholders for beneficial
  conversion feature.........           --            --    (14,231,595)            --    (14,231,595)
                               -----------   -----------   ------------   ------------   ------------
Loss available to common
  shareholders...............  $(5,270,677)  $(3,370,106)  $(28,823,700)  $ (8,647,187)  $(45,247,164)
                               ===========   ===========   ============   ============   ============
Basic and diluted loss per
  share......................  $     (0.26)  $     (0.13)  $      (2.82)  $      (0.35)
                               ===========   ===========   ============   ============
Weighted-average shares used
  in computing basic and
  diluted loss per share.....   19,906,450    25,618,737     10,207,067     25,027,506
                               ===========   ===========   ============   ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    MAY 4, 1998
                                                          NINE MONTHS ENDED         (INCEPTION)
                                                            SEPTEMBER 30,             THROUGH
                                                     ---------------------------   SEPTEMBER 30,
                                                         2000           2001           2001
                                                     ------------   ------------   -------------
Cash flows from operating activities:
  Net loss.........................................  $(14,592,105)  $ (8,647,187)  $(31,015,569)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................        33,877        157,826        207,521
     Amortization of deferred compensation.........     6,070,662          8,616      7,656,729
     Non-cash expense for options and warrants
       issued......................................     2,646,000             --      2,767,829
     Loss on disposal of property and equipment....         2,729         49,684         52,413
     Changes in operating assets and liabilities:
       Interest receivable.........................         7,647        244,919       (200,407)
       Prepaid expenses............................      (529,656)        79,537       (321,130)
       Other assets................................            --             --        (75,000)
       Accounts payable............................     1,050,968     (1,082,407)     1,230,872
       Accrued liabilities.........................            --         16,058        155,157
                                                     ------------   ------------   ------------
          Net cash used in operating activities....    (5,309,878)    (9,172,954)   (19,541,585)
                                                     ------------   ------------   ------------
Cash flows used in investing activities:
  Purchase of property and equipment...............      (256,947)    (1,339,581)    (2,691,228)
                                                     ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of series B redeemable
     convertible preferred stock, net..............            --             --      9,703,903
  Proceeds from issuance of series C redeemable
     convertible preferred stock, net..............    15,194,835             --     15,194,835
  Payments received (funding of) notes
     receivable....................................        12,083        (93,000)       (37,517)
  Deferred financing costs.........................            --             --             --
  Proceeds from issuance of series A convertible
     preferred stock, net..........................            --             --      2,639,999
  Proceeds from issuance of common stock...........        39,987        120,485        234,456
  Proceeds from initial public offering, net.......    62,977,189             --     62,938,917
                                                     ------------   ------------   ------------
          Net cash provided by financing
            activities.............................    78,224,094         27,485     90,674,593
                                                     ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents......................................    72,657,269    (10,485,050)    68,441,780
Cash and cash equivalents at beginning of period...     9,339,669     78,926,830             --
                                                     ------------   ------------   ------------
Cash and cash equivalents at end of period.........  $ 81,996,938   $ 68,441,780   $ 68,441,780
                                                     ============   ============   ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  GENERAL

     Pain Therapeutics, Inc. (a development stage enterprise) (the "Company") is a clinical-stage specialty pharmaceutical company, which was incorporated on May 4, 1998. Since our inception in May 1998, we have licensed proprietary technology from Albert Einstein College of Medicine and have devoted substantially all of our resources to the development of a new generation of opioid painkillers with improved clinical benefits which are based on the acquired technology. In the course of our development activities, we have sustained operating losses and expect such losses to continue through the next several years.

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

     We have prepared the unaudited financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management's opinion, the accompanying financial statements have been prepared on a basis consistent with our audited financial statements and contain adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. Investors are encouraged to review the Annual Report on Form 10-K for a broader discussion of the Company's business and the opportunities and risks inherent in the Company's business.

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

NOTE 2.  LOSS PER SHARE

     Basic loss per share is based on the weighted-average number of shares outstanding for the reporting period, less the weighted-average number of shares outstanding which are subject to the Company's right of repurchase. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus potential dilutive common shares outstanding using the treasury stock method. Potential dilutive common shares consist of convertible preferred stock prior to conversion, common shares issued and outstanding including those shares subject to the Company's repurchase rights, outstanding stock options and outstanding warrants. For the three and nine month periods ending September 30, 2000 and 2001, all potential dilutive common shares were excluded from the calculation of diluted loss per share because the representative share increments would be anti-dilutive. Upon the closing of our initial public offering in July 2000, all of our convertible preferred stock automatically converted into shares of common stock on a one to one basis.

NOTE 3.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"),

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The following discussion contains forward-looking statements based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is the Company's intent that such statements be protected by the safe harbor created thereby. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about future operating losses and anticipated operating and capital expenditures, statements about future negative operating cash flows, statements about expenses increasing substantially, statements about expected future sources of revenue, statements about increases in our research and development expenses, statements about the timing and progress of our clinical trials, statements about future expectations regarding trade secrets, technological innovations and licensing agreements, statements about future market acceptance of our products, statements about future non-cash charges related to stock and option grants to our employees and consultants, statements about the sufficiency of our current resources to fund our operations for the next twelve months, statements about increasing cash requirements, statements about anticipated hiring, and statements about development of our internal systems and infrastructure. Such forward looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's drug candidates, unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not necessarily indicative of future results of clinical trials), the uncertainty of patent protection for the Company's intellectual property or trade secrets and the Company's ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed elsewhere in this document and the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

  Overview

     Pain Therapeutics, Inc. is developing a new generation of opioid painkillers with improved clinical benefits. We use our technology to reformulate existing opioid painkillers into new drugs which we believe offer enhanced pain relief, fewer adverse side effects or reduced tolerance and addiction compared to existing opioid painkillers. We currently have multiple opioid painkillers in various stages of Phase II clinical trials.

     We have yet to generate any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative deficit of $31.0 million through September 30, 2001. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of clinical trials and clinical supplies associated with our product candidates, salaries and other personnel related costs including the amortization of deferred compensation associated with options granted to employees and non-employees, and general corporate expenses.

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

  Research and Development

     Research and development expense consists of drug development work associated with our product candidates, primarily including costs of clinical trials and clinical supplies, research payments to the Albert Einstein College of Medicine and other personnel related expenses. Research and development expenses were $2.6 million for the three months ended September 30, 2001 compared to $4.3 million for the three months ended September 30, 2000. The net decrease was primarily attributable to a decrease in amortization of deferred compensation (as described below), partially offset by increases in salaries and other personnel related costs associated with increased staffing in support of the clinical development of our products. We expect research and development expenses to increase significantly over the next several years as we increase activity related to development of our product candidates and enter into further clinical trials. There will be continued future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

  General and Administrative

     General and administrative expense consists primarily of salaries and other personnel related expenses to support our activities, consulting and professional services expenses, travel, facilities expenses and other general corporate expenses. General and administrative expenses were $1.4 million for the three months ended September 30, 2001 compared to $2.0 million for the three months ended September 30, 2000. The net decrease was primarily due to a decrease in charges resulting from amortization of deferred compensation (as described below), partially offset by increases in salaries and other personnel related costs associated with increased staffing, facilities and other general corporate expenses. There will be future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

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

     In connection with the grant of stock options to employees and non-employees as well as the re-measurement of deferred stock compensation for grants of stock options to non-employees, we recorded a decrease in deferred stock compensation of $0.1 million for the three month period ended September 30, 2001 compared to an increase of $3.2 million for the three month period ended September 30, 2000. These amounts were recorded as a component of stockholders' equity and are being amortized as charges to operations. We recognized non-cash stock compensation amortization expense for options granted of $0.1 million and $2.2 million in research and development expense for the three months ended September 30, 2001 and 2000, respectively and $0.3 million and $1.2 million in general and administrative expense for the three months ended September 30, 2001 and 2000, respectively.

  Interest Income

     Interest income was $0.6 million for the three months ended September 30, 2001 versus $1.0 million for the comparable period ended September 30, 2000. The decrease resulted from lower average balances of cash and cash equivalents and a reduction in current interest rates received on investments.

  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

  Research and Development

     Research and development expenses were $7.4 million for the nine months ended September 30, 2001 compared to $9.9 million for the nine months ended September 30, 2000. The net decrease was primarily due to a decrease in charges resulting from stock issuance pursuant to restricted stock purchase agreements and the amortization of deferred compensation (as described below), partially offset by an overall increase in clinical development costs for our product candidates, research and development payments to Albert Einstein College of Medicine as well as increases in salaries and other personnel related costs associated with increased staffing in support of these activities. We expect research and development expenses to increase significantly over the next several years as we increase activity related to development of our product candidates and enter into further clinical trials. There will be future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

  General and Administrative

     General and administrative expenses were $3.8 million for the nine months ended September 30, 2001 compared to $6.2 million for the nine months ended September 30, 2000. The net decrease was primarily attributable to a decrease in charges resulting from stock issuance pursuant to restricted stock purchase agreements and the amortization of deferred compensation (as described below), partially offset by increases in salaries and other personnel related costs associated with increased staffing, facilities expenses and other general corporate expenses. There will be future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

  Deferred Non-Cash Compensation

     In connection with the grant of stock options to employees and non-employees as well as the re-measurement of deferred stock compensation for grants of stock options to non-employees, we recorded a decrease in deferred stock compensation of $2.8 million for the nine months ended September 30, 2001 compared to an increase of $8.1 million for the nine months ended September 30, 2000. These amounts were recorded as a component of stockholders' equity and are being amortized as charges to operations. We recognized non-cash stock compensation amortization expense (credit) for options granted of ($0.7) million and $3.6 million in research and development expense for the nine months ended September 30, 2001 and 2000, respectively and $0.7 million and $2.4 million in general and administrative expense for the nine months ended September 30, 2001 and 2000, respectively.

  Interest Income

     Interest income increased to $2.6 million for the nine months ended September 30, 2001 from $1.5 million for the comparable period ended September 30, 2000. The increase resulted from higher average balances of cash and cash equivalents following the completion in July 2000 of our initial public offering, with net proceeds of $62.9 million.

  Return to Series C Preferred Stockholders for Beneficial Conversion Feature

     In February 2000 we issued 3,044,018 shares of series C redeemable convertible preferred stock for $14.2 million, net of issuance costs. We determined that our series C redeemable convertible preferred stock was issued with a beneficial conversion feature. The beneficial conversion feature has been recognized by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature, limited to the net proceeds received ($14.2 million), to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price of the preferred stock and the fair value of our common stock, into which the preferred stock is convertible, multiplied by the number of common shares into which the preferred stock is convertible, limited to the net proceeds received. As our series C redeemable convertible preferred stock was convertible into common stock at the option of the holder, at the issuance date of the preferred stock the entire $14.2 million discount resulting from the allocation of proceeds to the beneficial conversion feature has been treated as a dividend and recognized as a return to the series C preferred stockholders for purposes of computing basic and diluted loss per share in the nine month period ended September 30, 2000. Upon completion of our initial public offering in July 2000, all of our convertible preferred and redeemable convertible preferred stock automatically converted into common stock on a one to one basis.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, cash and cash equivalents were $68.4 million. Currently, our cash and cash equivalents are primarily invested in money market funds.

     Net cash used in operating activities was $9.2 million for the nine months ended September 30, 2001 compared to $5.3 million for the nine months ended September 30, 2000. Cash used in operating activities includes the funding of net operating losses as adjusted for non-cash items.

     Our investing activities used cash of $1.3 million for the nine months ended September 30, 2001 compared to $0.3 million for the nine months ended September 30, 2000. Investing activities consisted of purchases of property and equipment, including the funding of tenant improvements in conjunction with the build-out of new office space in the 2001 period. In April 2001 we completed the build-out of, and relocated to, this facility. We expect to continue making investments in our infrastructure to support our operations.

     There were no significant financing activities in 2001. Our financing activities provided cash of $78.2 million for the nine months ended September 30, 2000, which included net cash proceeds of $15.2 million from the February 2000 issuance of our series C redeemable convertible preferred stock and net proceeds of $62.9 million from the sale of common stock in our initial public offering in July 2000.

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

OUR BRIEF OPERATING HISTORY MAY MAKE IT DIFFICULT FOR YOU TO EVALUATE THE SUCCESS OF OUR BUSINESS TO DATE AND TO ASSESS ITS FUTURE VIABILITY.

     We were founded in May 1998 and we are still in the development stage. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology and undertaking preclinical studies and clinical trials. We have not yet demonstrated our ability to obtain regulatory approval, formulate and manufacture products or conduct sales and marketing activities. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SUBSTANTIAL LOSSES AND NEGATIVE OPERATING CASH FLOWS FOR THE FORESEEABLE FUTURE.

     Since our inception, we have incurred significant net losses. As a result of ongoing operating losses, we had an accumulated deficit of $31 million as of September 30, 2001. We are not currently profitable. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

IF WE CANNOT RAISE ADDITIONAL CAPITAL ON ACCEPTABLE TERMS, WE MAY BE UNABLE TO COMPLETE PLANNED ADDITIONAL CLINICAL TRIALS OF OUR PRODUCT CANDIDATES.

     Until we receive regulatory approval and commercialize one or more of our products, we will have to fund all of our operations and capital expenditures from the net proceeds of our initial public offering and cash on hand. We expect that the cash on hand of $68.4 million will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, if we experience unanticipated cash requirements, we may need to raise additional financing which may not be available on favorable terms, or at all. Even if we succeed in selling additional equity securities to raise funds, our existing stockholders' ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we do not succeed in raising additional funds, we may be unable to complete planned clinical trials or obtain Food and Drug Administration, or FDA, approval of our product candidates, and we could be forced to discontinue product development, reduce sales and marketing efforts and forego attractive business opportunities.

IF WE ARE UNABLE TO DESIGN, CONDUCT AND COMPLETE CLINICAL TRIALS SUCCESSFULLY, WE WILL NOT BE ABLE TO SUBMIT A NEW DRUG APPLICATION TO THE FDA.

     In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application, or NDA, which demonstrates that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Our leading product candidates are still in the early stages of clinical trials and we will have to commit substantial time and additional resources to conducting further pre-clinical and clinical studies addressing several types of pain before we can submit NDAs with respect to any of these product candidates. Initial clinical trials for our PTI-555, PTI-501, PTI-601, PTI-701 and PTI-801 product candidates are ongoing or were completed only recently. We intend to conduct further clinical trials for these or other product candidates. We will not be able to proceed to major efficacy clinical trials for any product candidate until we determine appropriate dosages, submit such data to the FDA and obtain FDA approval to begin such studies. In April 2001, we announced the filing of an Investigational New Drug application, or IND, with the FDA for our PTI-801 product candidate. Our product candidates other than those mentioned above are at early stages of development and will require extensive pre-clinical testing before we can make any decision to proceed to clinical trials.

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

DEVELOPMENTS BY COMPETITORS MAY RENDER OUR PRODUCTS OR TECHNOLOGIES OBSOLETE OR NON-COMPETITIVE.

     Alternative technologies and products are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or are awaiting approval from the FDA. Such alternatives may include Elan's Ziconotide(R), as well as combination products from Endo Pharmaceuticals. In addition, companies that sell generic opioid drugs represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

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

     We will need to hire additional qualified personnel with expertise in clinical research, preclinical testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Compe-tition for such individuals, particularly in the San Francisco Bay area, is intense, and our search for such personnel may not be successful. Attracting and retaining qualified personnel will be critical to our success.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates in the United States. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, government and non-government debt securities and/or money market funds which invest in such securities. From the time of receipt through September 30, 2001, all of the net proceeds of the initial public offering were invested primarily in short-term, investment grade, interest bearing, U.S. Government securities or money market funds. As of September 30, 2001, all of our cash and cash equivalents were in money market and checking funds.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     None.

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the nine months ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               PAIN THERAPEUTICS , INC.
                                                                     (Registrant)


                                                          /s/ REMI BARBIER
                                               --------------------------------------------------------
                                                                     Remi Barbier
                                                          President, Chief Executive Officer
                                                        and Chairman of the Board of Directors


                                                        /s/ DAVID L. JOHNSON
                                               --------------------------------------------------------
                                                                   David L. Johnson
                                                               Chief Financial Officer

Date: November 13, 2001