Form 10-K
period 2001-12-31
PAIN THERAPEUTICS INC
filed 2002-03-22
CIK 1069530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------
                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



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

                                  REMI BARBIER
                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                416 BROWNING WAY
                         SOUTH SAN FRANCISCO, CA 94080
                                 (650) 624-8200
 (Address, including zip code, or registrant's principal executive offices and telephone number, including area code)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001
                                   PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $116,242,333 as of February 28, 2002, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on February 28, 2002 was 27,166,603 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PAIN THERAPEUTICS, INC.

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
ITEM 1.   Business....................................................    1
ITEM 2.   Properties..................................................   12
ITEM 3.   Legal Proceedings...........................................   12
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   12

                                  PART II
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
ITEM 6.   Selected Financial Data.....................................   15
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
          Risks.......................................................   30
ITEM 8.   Financial Statements and Supplementary Data.................   31
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   49

                                  PART III
ITEM 10.  Directors and Officers of the Registrant....................   49
ITEM 11.  Executive Compensation......................................   49
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   49
ITEM 13.  Certain Relationships and Related Transactions..............   49

                                  PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   50

                                     PART I

     Our business is subject to numerous risks and uncertainties. See "Risk Factors."

     This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is the Company's intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to: statements about future operating losses and anticipated operating and capital expenditures; statements about the potential benefits of our products; statements about the size and scope of potential markets for our products; statements relating to the timing, breadth, status or anticipated results of the clinical development of our products; statements relating to the protection of our intellectual property; statements about expected future sources of revenue; statements about potential competitors or products; statements about future market acceptance of our products; statements about expenses increasing substantially or fluctuating; statements about future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions; statements about future non-cash charges related to option grants; statements about anticipated hiring; statements about the sufficiency of our current resources to fund our operations over the next twelve months; statements about increasing cash requirements; statements about future negative operating cash flows; statements about fluctuations in our operating results; statements about potential additional applications of our technology; and statements about development of our internal systems and infrastructure. Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's drug candidates, unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials), the uncertainty of patent protection for the Company's intellectual property or trade secrets, potential infringement of the intellectual property rights or trade secrets of third parties and the Company's ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed in the "Risk Factors" section and elsewhere in this document.

ITEM 1.  BUSINESS

OVERVIEW

     Pain Therapeutics, Inc., is developing a new generation of opioid painkillers with improved clinical benefits. We believe our drugs will offer enhanced pain relief and reduced tolerance/physical dependence or addiction potential compared to existing opioid painkillers. If approved by the Food and Drug Administration, or FDA, we believe our proprietary drugs could replace many existing opioid painkillers commonly used to treat moderate to severe pain. The Company was incorporated in Delaware in May 1998.

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

          Severe Pain. Patients experiencing severe pain often suffer from a serious underlying illness, such as AIDS or cancer. Severe pain can also result from major surgery, nerve damage or undetermined causes. Patients experiencing severe pain often require a strong opioid, such as morphine or oxycodone, to achieve adequate pain relief.

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

                                   [DIAGRAM]
PAIN MANAGEMENT MARKET

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

     Drugs are the key element in the treatment of pain. The worldwide market for pain drugs totaled over $13 billion in 1999. In the United States and Western Europe the corresponding market for pain drugs totaled over $9 billion. The pain management market has grown significantly in recent years and is expected to continue to grow significantly. The U.S. market for prescription pain drugs has grown by approximately 15% per year during the past five years due to a number of factors, including:

     - a rapidly aging population;

     - patients' demand for effective pain relief;

     - increasing recognition of the therapeutic and economic benefits of effective pain management by physicians and healthcare providers and payers; and

     - longer survival times for patients with painful chronic conditions, such as cancer and AIDS.

     This accelerating growth rate appears to be attributable in part to recent innovations in the treatment of mild pain. For example, COX-2 inhibitors, which are non-opioid prescription pain relievers, were launched in 1999 and achieved first-year sales exceeding $1.0 billion and sales for 2001 exceeding $5.0 billion in the United States. COX-2 inhibitors have fewer side effects than aspirin, and sell for more than twenty times the price of aspirin. The success of COX-2 inhibitors demonstrates the potential for rapid market acceptance and premium pricing of pain products that offer reduced side effects.

     There have been few scientific innovations in the area of opioid painkillers since morphine was discovered in 1865. Sales of opioid painkillers in the United States consist primarily of older off-patent pain drugs, such as morphine and oxycodone. Notwithstanding the lack of novel drugs, U.S. opioid painkiller sales were approximately $3.0 billion in 2000.

     Approximately 90% of U.S. patients who receive opioids are treated on an outpatient basis. A portion of these patients receives care at one of the 3,400 specialty pain programs. The relatively low number of pain treatment centers allows for focused distribution channels for pain management products. This market structure permits midsize pharmaceutical companies to market and sell pain products cost-effectively.

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

                              OPIOID DRUG SEGMENTS

MARKET SEGMENT            TYPICAL USE          EXAMPLES       REPRESENTATIVE BRAND   2000 U.S. SALES
--------------         ------------------   ---------------   --------------------   ---------------
                                                                                      (IN MILLIONS)
Strong Opioids.......  Cancer pain          Morphine and      MS Contin,(R)              $2,000
                                            oxycodone         Oxycontin,(R)
                                                              Duragesic(R) and
                                                              others
Weak Opioids.........  Outpatient surgery   Hydrocodone and   Vicodin(R),                   500
                                            codeine           Vicoprofen(R), and
                                                              others
Synthetic Opioids....  Back pain            Tramadol          Ultram(R)                     500
                                                                                         ------
                                                              Total                      $3,000
                                                                                         ======

     Patients experiencing acute pain require fast acting, short-lived opioids and rapid delivery. The most common acute use of opioids is post-surgical pain. Opioid drugs used to treat acute pain include intravenous morphine and hydrocodone, which provide rapid pain relief.

     In contrast, patients experiencing chronic severe pain often require long-term, regular use of opioid drugs. Because rapid dose adjustments are not necessary, patients experiencing chronic pain typically use opioid drugs in sustained release formulations. Such formulations include fentanyl patches, sustained release morphine and oxycodone. Although curing chronic pain is possible, it is infrequent. The aim of using opioid drugs for patients with chronic pain is to decrease pain and suffering while improving overall physical and mental functions.

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

     Historically, there have been few scientific innovations with the opioid painkillers used to treat moderate to severe pain. To date, product innovations have focused on increasing convenience, rather than improving clinical benefits. For example, novel dosing or delivery systems make it more convenient for patients to use opioid drugs, but these more convenient formulations neither enhance pain relief nor reduce adverse side effects.

OUR SOLUTION

     We are developing a new generation of drugs that address the shortcomings of existing opioid painkillers. We believe our drugs will offer enhanced pain relief and reduced tolerance/physical dependence or addiction potential as compared to many of today's commonly prescribed opioid painkillers.

     If approved by the FDA, we believe our drugs could replace many commonly used opioid painkillers. We also believe our drugs could be used in chronic pain cases where physicians have been reluctant to prescribe opioid painkillers due to concerns about adverse side effects or addiction.

     Our product candidates use a novel technology developed at Albert Einstein College of Medicine. Our technology combines very low doses of opioid antagonists with standard opioid painkillers. We believe that the addition of a low dose of an opioid antagonist to opioid painkillers has an unexpected and beneficial effect. We believe that this effect includes enhancing potency and attenuating tolerance/physical dependence or addiction potential.

STRATEGY

     Our goal is to build a leading specialty pharmaceutical company in pain management. We intend to achieve this goal by:

          Building a Drug Franchise in Pain Medications. We intend to develop drugs that we believe may have broad use for patients with moderate to severe pain where the use of an opioid painkiller is appropriate. We believe this approach may help alleviate physicians' current tendency to under-prescribe opioid painkillers.

          Focusing on Clinical Development and Late Stage Products. We continue to focus on managing clinical trials including our two lead product candidates which are in various stages of Phase II clinical trials. The conduct of human trials is a complex, highly regulated and highly specialized effort. We believe that our clinical development focus will enable us to generate product revenues earlier than if we were discovering and developing new chemical entities.

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

          Using Our Technology to Develop Multiple Drugs for Both Pain and Non-Pain Indications. We are initially focusing our efforts on developing opioid painkillers. However, we believe our technology can be broadly applied to additional segments of the pain market, as well as non-pain indications.

          Outsourcing Key Functions. We intend to continue to outsource preclinical studies, clinical trials, formulation and manufacturing. We believe outsourcing will produce significant time savings and allow for more efficient deployment of our resources.

PRODUCTS IN DEVELOPMENT

     We have four painkillers in various stages of Phase II clinical trials. Each product is a proprietary combination of opioids. The first component is an opioid agonist, such as morphine. The second component is an opioid antagonist, such as naltrexone or naloxone. Adding an antagonist to an agonist at usual clinical doses blocks the action of the agonist. This effect is clinically useful, for example, to reverse heroin overdose. At a very low-dose, however, studies indicate that this effect is different: a very low-dose of an opioid antagonist can enhance pain relief and attenuate the development of tolerance and addiction. Our technology takes advantage of this effect by combining opioid agonists with low doses of opioid antagonists. Company sponsored research and development expenditures were $4.0 million, $12.6 million and $11.7 million in 1999, 2000 and 2001, respectively.

     Our trials are designed to produce clinical information about how our painkillers perform compared to placebo and existing opioid drugs. We plan to test each of our products in several clinical settings of pain in order to support a broad approval by the FDA for use of the drug for the relief of moderate to severe acute and chronic pain. FDA guidelines recommend that we demonstrate efficacy of our new painkillers in more than one clinical presentation of pain, such as post-operative pain, cancer pain and various types of trauma and arthritis pain. Because clinical models differ in their sensitivity to detect pain, we expect to complete Phase II studies in multiple clinical models of pain. We have designed most clinical trials to date as randomized, double-blind, placebo-controlled, dose-ranging studies. A randomized study is one in which patients are randomly assigned to the various study treatment arms. A double-blind study is one in which the patient, the physician and the Company's study monitor are unaware if the patient is receiving placebo or study drug in order to preserve the integrity of the trial and reduce bias. A placebo-controlled study is one in which a subset of patients is purposefully given inactive medication.

  MORVIVA(TM)

     MorViva(TM) is the brand name for our next generation version of morphine. We are developing this drug candidate to treat patients with severe pain in acute or chronic settings. We have both oral and injectible versions of MorViva(TM) on file with the FDA under separate investigational new drug applications, or INDs. Oral MorViva(TM) (previously known as PTI-555) consists of a proprietary combination of morphine plus low-dose naltrexone. Injectible MorViva(TM) (previously known as PTI-501) consists of a proprietary combination of morphine plus low-dose naloxone. If the FDA approves MorViva(TM), we believe it could be an effective substitute for morphine. The principal use of morphine is the treatment of patients suffering from chronic or acute severe pain, such as cancer pain or pain that follows major surgery or trauma.

     More than 1,000 patients have been enrolled in various studies of MorViva(TM) completed to date. The purpose of these trials was to obtain pharmacokinetics data and to demonstrate the safety or the efficacy of morphine in combination with different low doses of naltrexone or naloxone in various clinical settings of pain.

     In October 2001, we announced results of a Phase II clinical trial with oral MorViva(TM). This trial was a multi-center, randomized, double-blind, placebo and active controlled clinical study comparing oral MorViva(TM) to morphine sulfate and placebo. The trial enrolled 210 male patients with moderate to severe pain following major oral surgery significant enough to warrant opioid analgesia. Immediately after surgery, patients were randomly assigned to receive a single oral dose of MorViva(TM), morphine sulfate or placebo. The primary endpoint of pain relief was achieved with a high degree of statistical significance against both morphine (p<0.01) and placebo (p<0.001). In this trial MorViva(TM) was well tolerated and was not associated with any reported serious adverse events, either during the trial or the subsequent follow-up period. The percentage of patients reporting any drug related adverse events during the 24 hours following dosing was approximately the same in the morphine and MorViva(TM) treatment groups.

     In March 2002, we announced the results of a preclinical experiment to test the hypothesis that MorViva(TM) offers minimal opioid tolerance and physical dependence following chronic administration. In this experiment, two groups of healthy mice were given chronic doses of either morphine or MorViva(TM) over ten days. The mice that received morphine quickly became tolerant to drug and no longer responded to a standard assay of analgesia by day three. Mice that received MorViva(TM) did not show drug tolerance; these mice showed a continuous analgesic response during the entire seven day study (p<0.01). Furthermore, when morphine tolerant mice were switched over to MorViva(TM), these mice showed an analgesic response without subsequent redevelopment of tolerance (p<0.01). These results demonstrate the ability of MorViva(TM) to prevent and to reverse opioid tolerance in lab animals after chronic treatment. At the end of the study, mice were given naloxone to reverse the effects of morphine. Mice that had been receiving morphine went into a classic opioid withdrawal behavior, indicating the presence of physical dependence. Mice that had been receiving MorViva(TM) did not do so, indicating the absence of physical dependence (p<0.01).

     Based on these encouraging results, and the results of earlier clinical studies, we are designing and conducting new trials to further demonstrate MorViva's(TM) safety and efficacy in different clinical settings of pain.

  OXYTREX(TM)

     In April 2001, we announced the addition of OxyTrex(TM) (previously known as PTI-801) to the Company's pipeline. OxyTrex(TM) is the brand name for our next generation version of immediate release oxycodone. In 2001, sales of various formulations of oxycodone exceeded $1 billion in the U.S. We are developing this drug candidate to treat patients with moderate to severe pain in a chronic setting. OxyTrex(TM) consists of a proprietary combination of immediate release oral oxycodone plus low-dose naltrexone. If the FDA approves OxyTrex(TM), we believe it could be an effective substitute for immediate release oral oxycodone. The principal use of oxycodone is the treatment of patients suffering from chronic moderate to severe pain, such as chronic lower back pain.

     To date, we have limited clinical data using OxyTrex(TM). Approximately 20 patients have received OxyTrex(TM) in two pharmacokinetic and safety studies completed to date. The purpose of these trials was to obtain pharmacokinetics data and to demonstrate the safety of a fixed dose of immediate release oxycodone in combination with different low doses of naltrexone in human volunteers and patients with chronic pain. Low-dose naltrexone is an active ingredient in both oral MorViva(TM) and OxyTrex(TM).

     In January 2002, we announced that the Medicines Control Agency and the local Institutional Review Board approved our protocol to conduct a clinical study of OxyTrex(TM) in the U.K. We plan to initiate a

Phase II study in England in the first quarter of 2002 and if the results of this trial are positive then we expect these clinical results to support regulatory filings for approval in both the U.S. and Europe.

     In March 2002, we announced the results of a preclinical experiment to test the hypothesis that OxyTrex(TM) offers minimal opioid tolerance and physical dependence following chronic administration. In this experiment, two groups of healthy mice were given chronic doses of either oxycodone or OxyTrex(TM) over seven days. Mice that received oxycodone quickly developed drug tolerance. In contrast, mice that received OxyTrex(TM) showed an absence of opioid tolerance. In addition in this experiment, OxyTrex(TM) was shown to be more potent than oxycodone over the entire duration of the study. At the end of the study, mice were given naloxone to reverse the effects of oxycodone. Mice that had been receiving oxycodone went into a classic opioid withdrawal behavior, indicating the presence of physical dependence. Mice that had been receiving OxyTrex(TM) did not do so, indicating the absence of physical dependence (p<0.01).

     Based on these encouraging safety results, we are designing and conducting clinical trials to demonstrate OxyTrex's(TM) safety and efficacy in different clinical settings of pain.

  PTI-701

     PTI-701 is a next generation version of hydrocodone. In 2000, U.S. sales of hydrocodone and similar weak opioids exceeded $500 million. We are developing this proprietary combination drug to treat patients with acute moderate to severe pain. PTI-701 is a proprietary combination of hydrocodone, acetaminophen and low-dose naltrexone. If the FDA approves PTI-701, we believe it could be an effective substitute for hydrocodone/acetaminophen combination. In the US, all hydrocodone products are sold in combination with acetaminophen.

     We are currently developing PTI-701 on a very limited basis. In 2001 we made the clinical development of PTI-701 a lower priority in order to focus our financial resources on MorViva(TM) and OxyTrex(TM). We conducted no significant clinical activities with regard to PTI-701 in 2001. No significant trials are planned in the near future using PTI-701.

  PTI-601

     PTI-601 is a next generation version of tramadol. In 2000, U.S. sales of tramadol exceeded $500 million. We are developing this proprietary combination drug to treat patients with moderate pain in an acute setting. PTI-601 is a combination of tramadol and low-dose naltrexone. If the FDA approves PTI-601, we believe it could be an effective substitute for tramadol. Tramadol is principally used to treat patients with acute or chronic moderate pain, such as arthritis pain.

     We are currently developing PTI-601 on a very limited basis. In 2001 we made the clinical development of PTI-601 a lower priority in order to focus our financial resources on MorViva(TM) and OxyTrex(TM). In February 2001, we announced the completion of a 350 patient Phase II clinical trial using PTI-601. The clinical results of this study have not been publicly disclosed. We conducted no further clinical activities with regard to PTI-601 in 2001. No significant trials are planned in the near future using PTI-601.

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

MANUFACTURING

     We have no manufacturing facilities. We have entered into agreements with qualified third parties for the formulation and manufacture of our clinical supplies. These supplies and the manufacturing facilities must comply with U.S. Drug Enforcement Agency, or DEA, regulations and current good manufacturing practices, or GMPs, enforced by the FDA. We plan to continue to outsource formulation and manufacturing.

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

     We believe that the excitatory pathway plays an important role in modulating the adverse side effects of opioid use. After repeated administration of morphine or other opioid painkillers, increasing doses of opioids are required in order to obtain the same level of pain relief, a process known as tolerance. If chronic opioid treatment is terminated abruptly, withdrawal symptoms rapidly appear. Continued administration of opioids prevents the appearance of withdrawal symptoms, at which point a patient is considered dependent. Published results also show that tolerance and dependence in mice are due to sustained activation of the excitatory pathway, and that tolerance and dependence can be prevented by co-administration of low-dose naltrexone, a pure opioid antagonist. At very low concentrations, we believe such opioid antagonists preferentially block excitatory pathways. These results provided the rationale for our human clinical trials.

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

     The FDA publishes industry guidelines specifically for the clinical evaluation of painkillers. We rely in part on these guidelines to design a clinical strategy for the approval of each of our product candidates. In particular, FDA guidelines recommend that we demonstrate efficacy of our new painkillers in more than one clinical model of pain, typically including dental pain. Other acceptable clinical models of pain include post-operative pain, cancer pain and various types of trauma and arthritis pain. Since models differ in their pain intensity and their sensitivity to detect pain, we expect to complete several Phase II studies in multiple clinical models of pain. Upon a clear demonstration of the safety and efficacy of painkillers in multiple clinical models of pain, the FDA has historically approved painkillers with broad indications. Such general purpose labeling often takes the form of "for the management of moderate to severe pain."

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

     The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting a NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA has 365 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter, or an approvable letter which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA's evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

     If the FDA approves the NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional post marketing studies, or Phase IV studies, to evaluate long-term effects of the approved drug.

OTHER REGULATORY REQUIREMENTS

     The FDA mandates that drugs be manufactured in conformity with current GMPs. If the FDA approves any of our product candidates we will be subject to requirements for labeling, advertising, record keeping and adverse experience reporting. Failure to comply with these requirements could result, among other things, in suspension of regulatory approval, recalls, injunctions or civil or criminal sanctions. We may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, and import, export, and customs regulations. In addition, any of our products that contain narcotics will be subject to DEA regulations relating to manufacturing, storage, distribution and physician prescribing procedures. It is possible that any portion of the regulatory framework under which we operate may change and that such change could have a negative impact on our current and anticipated operations.

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

COMPETITION

     Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary opioid formulations include Roxane Laboratories, Purdue Pharma, Janssen Pharmaceutica, Abbott Laboratories, Cephalon, Endo Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals. Alternative technologies are being developed to increase opioid potency, as well as alternatives to opioid therapy for pain management, several of which are in clinical trials or are awaiting approval from the FDA. Such alternatives include Elan's Ziconotide(TM) and Endo Pharmaceuticals' MorphiDex(R).

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

EMPLOYEES

     As of December 31, 2001, we had approximately 33 employees. We engage consultants from time to time to perform services on a per diem or hourly basis.

ITEM 2.  PROPERTIES

     We currently lease approximately 10,500 square feet of space in South San Francisco, California which is used as general office space. Lease payments under this lease agreement total $1.8 million and commenced in October 2000 through the ten year term of the lease. In April 2001 we completed the build-out of tenant improvements and relocated to this facility, and subsequently terminated existing sublease agreements on 6,150 square feet of space also located in South San Francisco, California. We believe that this facility will be adequate and suitable for our current needs.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers as of December 31, 2001:

NAME                                     AGE                     POSITION
----                                     ---                     --------
Remi Barbier...........................  41    President, Chief Executive Officer and
                                               Chairman of the Board
Nadav Friedmann, M.D., Ph.D. ..........  59    Chief Operating Officer and Director
Edmon R. Jennings......................  54    Chief Commercialization Officer
David L. Johnson, CPA..................  48    Chief Financial Officer
Grant Schoenhard, Ph.D. ...............  57    Chief Scientific Officer

     Remi Barbier, our founder, has served as our President, Chief Executive Officer and Chairman since our inception in May 1998. Prior to that time, Mr. Barbier helped in the growth or founding of: Exelixis Inc., a functional genomics company, ArQule, a chemistry company, and EnzyMed (now owned by Albany

Molecular Research), a chemistry company. Mr. Barbier served as Chief Operating Officer of Exelixis from January 1996 to May 1998. Prior to that, he was Vice President of Corporate Development and Clinical Project Manager of Xoma Corporation, a biotechnology company, from October 1993 to December 1995. Mr. Barbier received his B.A. from Oberlin College and his M.B.A. from the University of Chicago. He is a Director of Mendel Biotechnology, Inc. and Poetic Genetics, Inc.

     Nadav Friedmann, M.D., Ph.D., has served as director of Pain Therapeutics, Inc. since September 1998. In October 2001 Dr. Friedmann joined the Company as our Chief Operating Officer. Dr. Friedmann is the owner and President of EMET Research Inc., a consulting firm in the pharmaceutical industry. Dr. Friedmann was President and Chief Executive Officer of Daiichi Pharmaceutical Corporation, a pharmaceutical company, from 1997 to April 2000, and before that was a Consultant to the Board of Directors of Daiichi Pharmaceutical Co., Ltd. in Tokyo from 1995 to 1997. From 1992 to 1995, Dr. Friedmann served as Vice President, Clinical Research at Xoma Corporation. From 1980 to 1991, Dr. Friedmann held various leadership positions with Johnson and Johnson, a healthcare company, including the position of Vice President and Head of Research of J&J Biotechnology Center. Prior to that, Dr. Friedmann was Medical Director of Abbott Laboratories. Dr. Friedmann is a graduate of Albert Einstein College of Medicine, where he received an M.D., and of the University of California, San Diego, where he received a Ph.D. degree in Biochemistry.

     Edmon R. Jennings joined Pain Therapeutics, Inc. in February 2000. Prior to that time, Mr. Jennings held senior management positions at Genentech, Inc., including Vice President of Corporate Development from December 1995 to January 2000, Vice President of Sales and Marketing from January 1994 to December 1995 and Vice President of Sales from December 1990 to December 1993. Prior to Genentech, Mr. Jennings held positions with Bristol-Myers Oncology and Bristol Laboratories, both of which were divisions of Bristol-Myers (now Bristol-Myers Squibb), a pharmaceutical company, for approximately twelve years. In May 2001, Mr. Jennings became a member of the Board of Directors for ViroLogic, Inc. Mr. Jennings received his B.A. from the University of Michigan.

     David L. Johnson, CPA, joined Pain Therapeutics, Inc. in January 2000. From November 1998 to December 1999, Mr. Johnson was an independent financial consultant, and acted as Chief Financial Officer at Aradigm, a drug delivery technology company. From October 1997 to November 1998, Mr. Johnson held positions as Vice President of Finance and Administration of Elan Pharmaceuticals North America and Vice President of Finance and Chief Financial Officer of Athena Neurosciences, both of which were divisions of Elan Pharmaceuticals, a pharmaceutical company. From September 1996 to October 1997, Mr. Johnson was Director of Finance at Gilead Sciences, a biopharmaceutical company. From January 1995 to September 1996, Mr. Johnson was an independent financial consultant and provided accounting services to Chiron, a biotechnology company. From June 1993 to December 1994, Mr. Johnson was Director of Financial Planning and Operational Analysis at Chiron. Mr. Johnson is a former member of the audit staff of KPMG LLP, our auditors. Mr. Johnson received his B.S. in Accounting from Oklahoma State University.

     Grant Schoenhard, Ph.D., joined Pain Therapeutics, Inc. in September 2000 as Vice President of Preclinical Development. In September 2001 Dr. Schoenhard was promoted to Chief Scientific Officer. From February 2000 to September 2000, Dr. Schoenhard was a consultant and provided pharmacodynamic research and development services to various organizations. From September 1998 to February 2000, Dr. Schoenhard was Senior Director of Pharmacokinetics, Drug Metabolism and Pharmacology at Genentech, Inc. From 1974 to July 1998, Dr. Schoenhard held various management positions, including Executive Director of Pharmacokinetics, Drug Metabolism and Radiochemistry at Searle, a pharmaceutical company of Monsanto Corporation. Since December 1998, Dr. Schoenhard has been a member of the Board of Directors of LC Resources, Inc. Dr. Schoenhard is also Adjunct Professor of Pharmacology, School of Medicine, University of Pennsylvania. Dr. Schoenhard received his B.S. from Michigan State University and his M.S. and Ph.D. from Oregon State University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the Nasdaq National Market under the symbol "PTIE" since our initial public offering on July 14, 2000. Prior to this time, there was no public market for our stock. The following table sets forth the high and low closing sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not and do not anticipate paying any cash dividends in the foreseeable future. As of February 28, 2002 there were 121 holders of record of our common stock.

                                                                 SALE PRICE
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
FISCAL 2001:
  First Quarter.............................................  $15.750   $ 6.750
  Second Quarter............................................  $10.938   $ 5.400
  Third Quarter.............................................  $ 8.240   $ 5.910
  Fourth Quarter............................................  $ 9.250   $ 5.300
FISCAL 2000:
  Third Quarter (from July 14, 2000)........................  $26.375   $14.000
  Fourth Quarter............................................  $23.125   $ 8.000

     On July 19, 2000, we completed our initial public offering (the "IPO") pursuant to a Registration Statement on Form S-1 (File No. 333-32370). In the IPO, we sold an aggregate of 5,750,000 shares of common stock (including an over-allotment option of 750,000 shares) at $12.00 per share. The IPO generated aggregate gross proceeds of approximately $69,000,000 for the Company. The aggregate net proceeds to the Company were approximately $62,939,000, after deducting underwriting discounts and commissions of approximately $4,830,000 and expenses of the offering of approximately $1,231,000. From the time of receipt through December 31, 2001 all of the net proceeds of the initial public offering were invested primarily in short-term, investment grade, interest bearing U.S. government securities or money market funds. As of December 31, 2001 all of our cash and cash equivalents were in money market and checking funds.

ITEM 6.  SELECTED FINANCIAL DATA

                                    MAY 4, 1998                                                MAY 4, 1998
                                    (INCEPTION)                                                (INCEPTION)
                                      THROUGH              YEARS ENDED DECEMBER 31,              THROUGH
                                    DECEMBER 31,   -----------------------------------------   DECEMBER 31,
                                        1998          1999           2000           2001           2001
                                    ------------   -----------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Licensing fees....................   $ 100,000     $        --   $         --   $         --   $    100,000
Research and development:
  Non-cash stock based
    compensation..................          --       1,505,312      3,926,473         77,080      5,508,865
  Other research and development
    expense.......................     200,000       2,461,977      8,669,696     11,590,609     22,922,282
                                     ---------     -----------   ------------   ------------   ------------
Total research and development....     200,000       3,967,289     12,596,169     11,667,689     28,431,147
                                     ---------     -----------   ------------   ------------   ------------
General and administrative:
  Non-cash stock based
    compensation..................          --         117,555      4,832,793      1,121,279      6,071,627
  Other general and administrative
    expense.......................     122,168         574,630      2,875,947      4,525,742      8,098,487
                                     ---------     -----------   ------------   ------------   ------------
Total general and
  administrative..................     122,168         692,185      7,708,740      5,647,021     14,170,114
                                     ---------     -----------   ------------   ------------   ------------
Total operating expenses..........     422,168       4,659,474     20,304,909     17,314,710     42,701,261
                                     ---------     -----------   ------------   ------------   ------------
Operating loss....................    (422,168)     (4,659,474)   (20,304,909)   (17,314,710)   (42,701,261)
Interest income...................      33,961         160,689      2,825,919      2,978,160      5,998,729
                                     ---------     -----------   ------------   ------------   ------------
Net loss before income taxes......    (388,207)     (4,498,785)   (17,478,990)   (14,336,550)   (36,702,532)
Income tax expense................         800             800            800            800          3,200
                                     ---------     -----------   ------------   ------------   ------------
Net loss..........................    (389,007)     (4,499,585)   (17,479,790)   (14,337,350)   (36,705,732)
Return to series C preferred
  shareholders for beneficial
  conversion feature..............          --              --    (14,231,595)                  (14,231,595)
                                     ---------     -----------   ------------   ------------   ------------
Loss available to common
  shareholders....................   $(389,007)    $(4,499,585)  $(31,711,385)  $(14,337,350)  $(50,937,327)
                                     =========     ===========   ============   ============   ============
Basic and diluted loss per
  share...........................   $   (0.39)    $     (1.35)  $      (2.33)  $      (0.57)
                                     =========     ===========   ============   ============
Weighted-average shares used in
  computing basic and diluted loss
  per share.......................     985,961       3,345,397     13,634,513     25,331,541
                                     =========     ===========   ============   ============

                                                                          DECEMBER 31,
                                                       ---------------------------------------------------
                                                          1998         1999         2000          2001
                                                       ----------   ----------   -----------   -----------
BALANCE SHEET DATA:
Cash and cash equivalents............................  $2,333,512   $9,339,669   $78,926,830   $65,274,291
Working capital......................................   2,264,038    9,095,831    77,320,445    63,194,831
Total assets.........................................   2,382,600    9,441,173    81,147,046    68,135,796
Total liabilities....................................     108,108      300,587     2,452,378     2,519,471
Series B redeemable convertible preferred stock......          --    9,703,903            --            --
Series A convertible preferred stock.................       2,660        2,660            --            --
Stockholders' equity (deficit).......................   2,274,492     (563,317)   78,694,668    65,616,325

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

     The following discussion contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is the Company's intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to: statements about future operating losses and anticipated operating and capital expenditures; statements about the potential benefits of our products; statements about the size and scope of potential markets for our products; statements relating to the timing, breadth, status or anticipated results of the clinical development of our products; statements relating to the protection of our intellectual property; statements about expected future sources of revenue; statements about potential competitors or products; statements about future market acceptance of our products; statements about expenses increasing substantially or fluctuating; statements about future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions; statements about future non-cash charges related to option grants; statements about anticipated hiring; statements about the sufficiency of our current resources to fund our operations over the next twelve months; statements about increasing cash requirements; statements about future negative operating cash flows; statements about fluctuations in our operating results; statements about potential additional applications of our technology; and statements about development of our internal systems and infrastructure. Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's drug candidates, unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials), the uncertainty of patent protection for the Company's intellectual property or trade secrets, potential infringement of the intellectual property rights or trade secrets of third parties and the Company's ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed in the "Risk Factors" section and elsewhere in this document.

OVERVIEW

     Pain Therapeutics, Inc. is developing a new generation of opioid painkillers with improved clinical benefits. We believe our drugs will offer enhanced pain relief and reduced tolerance/physical dependence or addiction potential compared to existing opioid painkillers. We conduct our research and development programs through a combination of internal and collaborative programs. Our management relies on arrangements with universities, contract research organizations and clinical research sites for a significant portion of our product development efforts.

     We currently have four opioid painkillers in various stages of Phase II clinical trials, including our two lead product candidates, MorViva(TM) and OxyTrex(TM), and two other product candidates, PTI-701 and PTI-601:

     - MorViva(TM) is the brand name for our product previously known as PTI-501 (injectible version) and PTI-555 (oral version) which we are developing to treat patients with severe pain.

     - OxyTrex(TM) is the brand name for our product previously known as PTI-801 which we are developing to treat patients with moderate to severe pain in a chronic setting.

     - PTI-701 is the next generation version of hydrocodone, which we are developing to treat patients with acute moderate to severe pain.

     - PTI-601 is the next generation version of tramadol, which we are developing to treat patients with moderate pain in an acute setting.

     Based on the results of multiple Phase I and Phase II studies completed for MorViva(TM) and two pharmacokinetic and safety studies completed for OxyTrex(TM), we are designing and conducting clinical trials to demonstrate the safety and efficacy of these two drug candidates in different clinical settings of pain. We are currently developing PTI-701 and PTI-601 on a very limited basis in order to focus our financial resources on MorViva(TM) and OxyTrex(TM). No significant trials are planned in the near future using PTI-701 or PTI-601.

     We have yet to generate any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative deficit of approximately $36.7 million through December 31, 2001. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates, salaries and other personnel related costs, including the amortization of deferred compensation associated with options granted to employees and non-employees, and general corporate expenses. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our product candidates, our need for clinical supplies, as well as the re-measurement of certain deferred stock compensation.

     We expect to incur significant additional operating losses for the next several years. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

CRITICAL ACCOUNTING POLICIES

     We believe that of our significant accounting policies (see Note 2 of Notes to Financial Statements), the policies regarding Research and Development Costs and Non-cash Stock Based Compensation are most important to the portrayal of our financial condition and results of operations.

  Research and Development Costs

     Research and development costs are expensed as incurred and consist of drug development work associated with our product candidates, primarily including costs of preclinical and clinical trials, clinical supplies and related formulation and design costs, research payments to the Albert Einstein College of Medicine and salaries and other personnel related expenses including non-cash stock based compensation. Research and development expenses are expected to increase significantly over the next several years as our development efforts are expanded and our product candidates enter into various stages of clinical trials, and may vary significantly from period to period due to the timing of these activities. There will also continue to be future non-cash charges included in research and development expenses for stock based compensation related to options granted to employees and consultants.

  Non-Cash Stock Based Compensation

     Deferred stock compensation for options granted to employees represents the difference between the exercise price of the option and the fair value of our common stock on the date of grant in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Deferred compensation for non-employees is recorded at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 and is periodically re-measured until the underlying options vest in accordance with Emerging Issues Task Force No. 96-18. The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. The model considers a number of factors, including the market price and expected volatility of our common stock at the date of measurement or re-measurement. The compensation expense related to all grants is amortized over the vesting period of the related stock options in accordance with Financial Accounting Standards Board Interpretation No. (FIN) 28.

     The amount of compensation expense we record could fluctuate significantly from period to period as a result of: (a) the periodic re-measurement of deferred stock compensation for non-employees principally as a result of fluctuations in the market price of our common stock, (b) the amount of additional options granted to non-employees and (c) the method by which deferred stock compensation is amortized as charges to operations.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 2001 AND 2000

  Agreement with Albert Einstein College of Medicine

     In May 1998, we entered into an exclusive, worldwide license agreement with Albert Einstein College of Medicine for all patents and pending patent applications relating to low-dose opioid antagonist technology. Our license rights terminate upon the expiration of the patents used to protect the technology, which are scheduled to expire no earlier than September 2012. Pursuant to the terms of the license agreement, in 1998 we paid Albert Einstein College of Medicine a one-time licensing fee, which was recognized as license fee expense in accordance with Financial Accounting Standards No. 2, Accounting for Research and Development Costs, as this technology has no alternative future use. In addition, we have paid Albert Einstein College of Medicine research payments that have been recognized as research and development expense. We are also required to make milestone payments to Albert Einstein College of Medicine upon the achievement of certain regulatory and clinical events. In the aggregate these success based milestones may total up to $4.8 million including amounts due upon receipt of our first drug approval in the U.S. and in specified foreign countries. We must pay Albert Einstein College of Medicine royalties based on a percentage of net sales of our products. If a product is combined with a drug or other substance for which we are paying an additional royalty, the royalty rate we pay to Albert Einstein College of Medicine will be reduced by one-half of the amount of such additional royalty.

  Research and Development

                                                             YEARS ENDED DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Research and development:
  Non-cash stock based compensation........................  $    77,080   $ 3,926,473
  Other research and development expense...................   11,590,609     8,669,696
                                                             -----------   -----------
Total research and development expense.....................  $11,667,689   $12,596,169
                                                             ===========   ===========

     Research and development expense consists of non-cash stock based compensation (as described below) and other research and development expense. Other research and development expense consists of drug development work associated with our product candidates, primarily including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs, research payments to the Albert Einstein College of Medicine and salaries and other personnel related expenses. Other research and development expense was $11.6 million in the 2001 period compared to $8.7 million in the 2000 period. The period to period increase of $2.9 million was primarily due to increases in preclinical and clinical development activities, clinical supplies and related formulation and design costs, salaries and other personnel related costs associated with increases in staff to support these activities. Other research and development expenses are expected to increase significantly over the next several years as our development efforts are expanded and our product candidates enter into various stages of clinical trials, and may vary from period to period due to the timing of these activities.

  General and Administrative

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
General and administrative:
  Non-cash stock based compensation.........................  $1,121,279    $4,832,793
  Other general and administrative expense..................   4,525,742     2,875,947
                                                              ----------    ----------
Total general and administrative expense....................  $5,647,021    $7,708,740
                                                              ==========    ==========

     General and administrative expense consists of non-cash stock based compensation (as described below) and other general and administrative expense. Other general and administrative expense consists primarily of salaries and other personnel related expenses to support our activities, consulting and professional services expenses, facilities expenses and other general corporate expenses. Other general and administrative expenses were $4.5 million in the 2001 period compared to $2.9 million in the 2000 period. The period to period increase of $1.6 million was primarily due to increases in salaries and other personnel related costs associated with increased staffing, consulting and professional services expenses and other general corporate expenses.

  Non-Cash Stock Based Compensation

     Deferred stock compensation for options granted to employees represents the difference between the exercise price of the option and the fair value of our common stock on the date of grant in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Deferred compensation for non-employees is recorded at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 and is periodically re-measured until the underlying options vest in accordance with Emerging Issues Task Force No. 96-18. The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. The model considers a number of factors, including the market price and expected volatility of our common stock at the date of measurement or re-measurement. The compensation expense related to all grants is amortized over the vesting period of the related stock options in accordance with FIN 28.

     The amount of compensation expense we record could fluctuate significantly from period to period as a result of: (a) the periodic re-measurement of deferred stock compensation for non-employees principally as a result of fluctuations in the market price of our common stock, (b) the amount of additional options granted to non-employees and (c) the method by which deferred stock compensation is amortized as charges to operations.

     In connection with the grant of stock options to employees as well as the re-measurement of deferred stock compensation for grants of stock options to non-employees, we recorded a decrease in deferred compensation on the balance sheet of $2.1 million for the period ended December 31, 2001 compared to an increase of $6.2 million for the period ended December 31, 2000. These amounts were recorded as a component of stockholders' equity (deficit) and are being amortized as charges to operations. We recognized non-cash stock based compensation expense for options granted as well as restricted stock purchase agreements as components of both research and development expense and general and administrative expense totaling $1.2 million and $8.7 million for the periods ended December 31, 2001 and 2000, respectively. The decrease was principally the result of the lower market price of our common stock at the end of 2001 as compared to 2000, the amortization methodology utilized in accordance with FIN 28 and the inclusion of $2.6 million of compensation expense related to restricted stock purchase agreements in the 2000 period. There will also continue to be future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

  Interest Income

     Interest income increased to $3.0 million for the year ended December 31, 2001 from $2.8 million for the year ended December 31, 2000. This increase resulted from higher average balances of cash and cash equivalents principally as a result of the completion of our initial public offering in July 2000, partially offset by declining interest rates in the 2001 period.

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

  YEARS ENDED DECEMBER 31, 2000 AND 1999

  Research and Development

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
Research and development:
  Non-cash stock based compensation.........................  $ 3,926,473   $1,505,312
  Other research and development expense....................    8,669,696    2,461,977
                                                              -----------   ----------
Total research and development expense......................  $12,596,169   $3,967,289
                                                              ===========   ==========

     Research and development expense consists of non-cash stock based compensation (as described below) and other research and development expense. Other research and development expenses were $8.7 million in the 2000 period compared to $2.5 million in the 1999 period. The increase of $6.2 million was primarily due to increases in clinical development activities for our product candidates and increases in salaries and other personnel related costs associated with increasing staffing in support of these activities.

  General and Administrative

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                  2000          1999
                                                              ------------   ----------
General and administrative:
  Non-cash stock based compensation.........................   $4,832,793     $117,555
  Other general and administrative expense..................    2,875,947      574,630
                                                               ----------     --------
Total general and administrative expense....................   $7,708,740     $692,185
                                                               ==========     ========

     General and administrative expense consists of non-cash stock based compensation (as described below) and other general and administrative expense. Other general and administrative expenses were $2.9 million in the 2000 period compared to $0.6 million in the 1999 period. The increase of $2.3 million was primarily attributable to salaries and other personnel related costs associated with increased staffing, consulting and professional services expenses.

  Non-Cash Stock Based Compensation

     In connection with the grant of stock options to employees as well as the re-measurement of deferred stock compensation for grants of stock options to non-employees, we recorded an increase in deferred compensation on the balance sheet of $6.2 million for the period ended December 31, 2000 and $6.5 million for the period ended December 31, 1999. These amounts were recorded as a component of stockholders' equity (deficit) and are being amortized as charges to operations. We recognized non-cash stock based compensation expense for options granted as well as restricted stock purchase agreements as components of both research and development expense and general and administrative expense, which totaled $8.7 million and $1.6 million for the period ended December 31, 2000 and 1999, respectively. The increase was principally the result of the market price of our common stock at the end of 2000, the amortization methodology utilized in accordance with FIN 28 and the inclusion of compensation expense related to restricted stock purchase agreements in the 2000 period. There will also continue to be future non-cash charges for the amortization of deferred compensation related to options granted to employees and consultants.

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

RELATED PARTY TRANSACTIONS

     The Company had outstanding full recourse loans aggregating $51,246 and $157,168 to certain officers and employees of the Company at December 31, 2000 and 2001, respectively. The notes bear interest at rates ranging from 5.5% to 8.0% and have maturities through January 2004. An officer of the Company is also a director of a private company that provided preclinical drug development services to the Company totaling $388,805 in 2001. In October 2001, a former officer of the Company was retained as a consultant. For these services he received $65,000 in 2001. An officer and director of the Company is also the president of a consulting firm in the pharmaceutical industry that provided $48,000 in clinical trial design, data review and interpretational services to the Company in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the private placement of our preferred stock and the public sale of our common stock. We intend to continue to use these proceeds to fund research and development activities, capital expenditures, working capital and other general corporate purposes. As of

December 31, 2001, cash and cash equivalents were $65.3 million. Currently, our cash and cash equivalents are primarily invested in money market funds.

     Net cash used in operating activities was $12.4 million for the year ended December 31, 2001 compared to $7.4 million in 2000 and $2.7 million in 1999. Cash used in operating activities related primarily to the funding of net operating losses partially offset by non-cash charges related to amortization of deferred stock compensation as well as stock issuances pursuant to stock purchase agreements in the 2000 period.

     Our investing activities used cash of $1.3 million in each of the years ended December 31, 2001 and 2000 compared to $38,545 in 1999. Investing activities consisted of purchases of property and equipment as well as the funding of tenant improvements in conjunction with the build-out of new office space in the 2000 and 2001 periods. We expect to continue making investments in our infrastructure to support our operations.

     Our financing activities provided cash of $0.1 million for the year ended December 31, 2001 compared to $78.3 million for the year ended December 31, 2000 and $9.7 million in 1999. The 2000 amount consisted primarily of net cash proceeds of $15.2 million from the issuance of our series C redeemable convertible preferred stock in February 2000 and net proceeds of $62.9 million from our initial public offering in July 2000. The 1999 cash flows from financing activities were primarily the result of the issuance of $9.7 million of our Series B redeemable convertible preferred stock.

     We currently lease approximately 10,500 square feet of general office space. Lease payments under this lease agreement total $1.8 million and commenced in October 2000 through the ten-year term of the lease. In April 2001 we completed the build-out of tenant improvements and relocated to this facility and subsequently terminated existing sublease agreements on 6,150 feet of space.

     In addition to office space we also lease equipment pursuant to operating leases. Our leases expire at various dates through 2010. Under the terms of all of our leases, future minimum lease payments are as follows:

2002........................................................   $186,249
2003........................................................    184,638
2004........................................................    178,878
2005........................................................    177,726
2006 and thereafter.........................................    844,198

     Under the terms of our license agreement with Albert Einstein College of Medicine, we are required to make milestone payments upon the achievement of certain regulatory and clinical events. In the aggregate these success-based milestones may total up to $4.8 million including amounts due upon receipt of our first drug approval in the U.S. and in specified foreign countries. We also must pay Albert Einstein College of Medicine royalties based on a percentage of net sales of our products. If a product is combined with a drug or other substance for which we are paying an additional royalty, the royalty rate we pay to Albert Einstein College of Medicine will be reduced by one-half of the amount of such additional royalty.

     Since our inception we have incurred a cumulative deficit of approximately $36.7 million, including a net loss of $14.3 million in 2001, and we expect to incur significant additional operating losses for the next several years. Since inception we have used $22.7 million of cash in operating activities and $2.7 million of cash in investing activities. Since inception, $90.7 million of cash has been provided by financing activities. At December 31, 2001 cash and cash equivalents were $65.3 million. We expect our cash requirements to increase in the foreseeable future as we continue to undertake preclinical and clinical trials for our product candidates; seek regulatory approvals for our product candidates; develop, formulate, manufacture and commercialize our drugs; implement additional internal systems and develop new infrastructure; acquire or in-license additional products or technologies, or expand the use of our technology; maintain, defend and expand the scope of our intellectual property; and hire additional personnel. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products, if any, and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Pain Therapeutics, Inc. will adopt SFAS No. 142 during the first quarter of fiscal 2002. Management does not expect the adoption of SFAS No. 142 to have a material impact on the Company's financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and parts of APB Opinion No. 30 ("Opinion 30"), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," however, SFAS No. 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Pain Therapeutics, Inc. will adopt SFAS No. 144 during the first quarter of fiscal 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position and results of operations.

                                  RISK FACTORS

     You should carefully consider the following risk factors and all other information contained in this Form 10-K. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could suddenly decline due to the occurrence of any of these risks.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SUBSTANTIAL LOSSES AND NEGATIVE OPERATING CASH FLOWS FOR THE FORESEEABLE FUTURE.

     We have incurred net losses each year since our inception, including a net loss of approximately $14.3 million in the year ended December 31, 2001. As a result of ongoing operating losses, we had an accumulated deficit of $36.7 million as of December 31, 2001. We are not currently profitable. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

     Until we receive regulatory approval and commercialize one or more of our products, we will have to fund all of our operations and capital expenditures from cash on hand. We expect that our current cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, if we experience unanticipated cash requirements, we may need to raise additional funds much sooner and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional equity securities to raise funds, our existing stockholders' ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we do not succeed in raising additional funds, we may be unable to complete planned clinical trials or obtain FDA approval of our product candidates, and we could be forced to discontinue product development, reduce sales and marketing efforts and forego attractive business opportunities.

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

IF WE ARE UNABLE TO DESIGN, CONDUCT AND COMPLETE CLINICAL TRIALS SUCCESSFULLY, WE WILL NOT BE ABLE TO SUBMIT A NEW DRUG APPLICATION TO THE FDA.

     In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application, or NDA, which demonstrates that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. We have four product candidates in various stages of clinical trials including MorViva(TM) (previously known as PTI-501 (injectible version) and PTI-555 (oral version)), OxyTrex(TM) (previously known as PTI-801), PTI-701 and PTI-601. We have completed multiple Phase I and Phase II studies for MorViva(TM) and two pharmacokinetic and safety studies for OxyTrex(TM), and we are designing and conducting clinical trials to demonstrate the safety and efficacy of these two drug candidates in different clinical settings of pain. No significant trials are planned in the near future for PTI-701 or PTI-601. We will have to commit substantial time and additional resources to conducting further preclinical and clinical studies in several types of pain before we can submit NDAs with respect to any of these product candidates. Our other product candidates are at a much earlier stage of development and will require extensive preclinical and clinical testing before we can make any decision to proceed with their clinical development.

     Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our leading product candidates will take a minimum of three years or more to complete and may take longer. If we or the FDA believe the participating patients are being exposed to unacceptable health risks, we would have to suspend our clinical trials. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon clinical trials or to repeat clinical studies.

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

IF PHYSICIANS AND PATIENTS DO NOT ACCEPT AND USE OUR DRUGS, WE WILL NOT ACHIEVE SUFFICIENT PRODUCT REVENUES AND OUR BUSINESS WILL SUFFER.

     Even if the FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

     - perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs;

     - cost-effectiveness of our drugs relative to competing products;

     - availability of reimbursement for our products from government or healthcare payers; and

     - effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

     Because we expect to rely on sales generated by our current lead product candidates for substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

IF THIRD-PARTY MANUFACTURERS OF OUR PRODUCT CANDIDATES FAIL TO DEVOTE SUFFICIENT TIME AND RESOURCES TO OUR CONCERNS, OR IF THEIR PERFORMANCE IS SUBSTANDARD, OUR CLINICAL TRIALS AND PRODUCT INTRODUCTIONS MAY BE DELAYED AND OUR COSTS MAY RISE.

     We have no manufacturing facilities and have limited experience in drug product development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or to test the technical performance of our product candidates. We currently rely on a limited number of experienced personnel and a small number of contract manufacturers and other vendors to formulate, test, supply, store and distribute drug supplies for our clinical trials. Our reliance on a limited number of vendors exposes us to the following risks, any of which could delay our clinical trials, and consequently delay FDA approval of our product candidates and commercialization of our products, result in higher costs or deprive us of potential product revenues:

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

     - Approved third party commercial drug manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards.

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

     We will compete for market share against fully integrated pharmaceutical companies or other companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have opioid painkillers already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

     - developing drugs;

     - undertaking preclinical testing and human clinical trials;

     - obtaining FDA and other regulatory approvals of drugs;

     - formulating and manufacturing drugs; and

     - launching, marketing, distributing and selling drugs.

DEVELOPMENTS BY COMPETITORS MAY RENDER OUR PRODUCTS OR TECHNOLOGIES OBSOLETE OR NON-COMPETITIVE.

     Alternative technologies and products are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or are awaiting approval from the FDA. Such alternatives include Elan's Ziconotide(TM) and Endo Pharmaceuticals' MorphiDex(R). In addition, companies that sell generic opioid drugs represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

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

THE DEA LIMITS THE AVAILABILITY OF THE ACTIVE INGREDIENTS IN OUR CURRENT PRODUCT CANDIDATES AND, AS A RESULT, OUR QUOTA MAY NOT BE SUFFICIENT TO COMPLETE CLINICAL TRIALS, MEET COMMERCIAL DEMAND OR MAY RESULT IN CLINICAL DELAYS.

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

WE MAY INCUR SUBSTANTIAL LIABILITIES AND MAY BE REQUIRED TO LIMIT TESTING OF OUR PRODUCTS IN RESPONSE TO PRODUCT LIABILITY LAWSUITS.

     The risk of product liability is inherent in the testing of medical products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or terminate testing of one or more of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our products. We currently carry clinical trial insurance but do not carry product liability insurance. We may not be able to obtain such insurance at a reasonable cost, if at all. If our agreements with any future corporate collaborators entitle us to indemnification against product liability losses, such indemnification may not be available or adequate should any claim arise.

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

     - private health maintenance organizations and health insurers; and

     - other healthcare payers.

     Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, health maintenance organizations (HMO's) and managed care organizations (MCO's), are challenging the prices charged for medical products and services and/or are seeking pharmacoeconomic data to justify formulary acceptance and reimbursement practices. Government and other healthcare payers increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has or has not granted labeling approval. Third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our products, market acceptance of them could be limited.

OUR STOCK PRICE HAS BEEN VOLATILE AND COULD EXPERIENCE A SUDDEN DECLINE IN
VALUE.

     Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to general market volatility and other risk factors described in this section, may have a significant impact on the market price of our common stock:

     - announcements of technological innovations or new commercial products by us or others;

     - results of our preclinical and clinical trials;

     - developments in patent or other proprietary rights;

     - publicity regarding actual or potential medical results relating to products under developments by us or others;

     - comments by securities analysts;

     - future sales of our common stock by existing stockholders;

     - regulatory developments;

     - litigation or threats of litigation;

     - economic and other external factors or other disaster or crises;

     - the departure of any of our officers, directors or key employees;

     - period-to-period fluctuations in financial results; and

     - limited daily trading volume

OUR SHARE OWNERSHIP IS CONCENTRATED, AND OUR OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS CAN EXERT SIGNIFICANT CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL.

     Due to their combined stock holdings, our officers, directors and principal shareholders (shareholders holding greater than 5% of our common stock) acting collectively may have the ability to exercise significant influence over matters requiring shareholder approval including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and may make some transactions more difficult or impossible to complete without the support of these shareholders.

OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER AND THIS FLUCTUATION MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our product candidates, our need for clinical supplies and the re-measurement of certain deferred stock compensation. Thus, quarter to quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our operating results may not meet the expectations of securities analysts and investors which could result in a decline in the price of our stock.

FUTURE SALES OF OUR COMMON STOCK MAY IMPACT THE PRICE OF OUR COMMON STOCK.

     Additional equity financings or other share issuances by us could adversely affect the market price of our common stock. Additionally, sales by existing shareholders of a large number of shares of our common stock in the public market or the perception that additional sales could occur could cause the price of our common stock to decline and may impair our ability to raise capital in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We had no holdings of derivative financial or commodity instruments, and as of December 31, 2001 all of our cash and cash equivalents were in money market and checking funds with variable, market rates of interest.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    32
Balance Sheets..............................................    33
Statements of Operations....................................    34
Statements of Stockholders' Equity (Deficit)................    35
Statements of Cash Flows....................................    36
Notes to Financial Statements...............................    37

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Pain Therapeutics, Inc.:

     We have audited the accompanying balance sheets of Pain Therapeutics, Inc. (a development stage enterprise) as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2001 and for the period from May 4, 1998 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. (a development stage enterprise) as of December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 and for the period from May 4, 1998 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

San Francisco, California
March 1, 2002

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
                                         ASSETS
Current assets:
     Cash and cash equivalents..............................  $ 78,926,830   $ 65,274,291
     Interest receivable....................................       445,326        116,688
     Prepaid expenses.......................................       400,667        323,323
                                                              ------------   ------------
          Total current assets..............................    79,772,823     65,714,302
Property and equipment, net.................................     1,299,223      2,346,494
Other assets................................................        75,000         75,000
                                                              ------------   ------------
          Total assets......................................  $ 81,147,046   $ 68,135,796
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................  $  2,313,279   $  2,170,211
     Accrued liabilities....................................       139,099        349,260
                                                              ------------   ------------
          Total liabilities.................................     2,452,378      2,519,471
                                                              ------------   ------------
STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 10,000,000 shares
       authorized, none issued and outstanding..............            --             --
     Common stock, $.001 par value; 120,000,000 shares
       authorized; 26,738,316 and 26,837,325 shares issued
       and outstanding in 2000 and 2001, respectively.......        26,739         26,838
     Additional paid-in-capital.............................   106,182,319    104,209,656
     Deferred compensation..................................    (5,073,091)    (1,733,524)
     Notes receivable from stockholders.....................       (72,917)      (180,913)
     Deficit accumulated during the development stage.......   (22,368,382)   (36,705,732)
                                                              ------------   ------------
          Total stockholders' equity........................    78,694,668     65,616,325
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $ 81,147,046   $ 68,135,796
                                                              ============   ============

                See accompanying notes to financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                    MAY 4, 1998
                                                                                    (INCEPTION)
                                                YEARS ENDED DECEMBER 31,              THROUGH
                                        -----------------------------------------   DECEMBER 31,
                                           1999           2000           2001           2001
                                        -----------   ------------   ------------   ------------
Operating expenses:
     Licensing fees...................  $        --   $         --   $         --   $    100,000
     Research and development:
          Non-cash stock based
            compensation..............    1,505,312      3,926,473         77,080      5,508,865
          Other research and
            development expense.......    2,461,977      8,669,696     11,590,609     22,922,282
                                        -----------   ------------   ------------   ------------
     Total research and development...    3,967,289     12,596,169     11,667,689     28,431,147
                                        -----------   ------------   ------------   ------------
     General and administrative:
          Non-cash stock based
            compensation..............      117,555      4,832,793      1,121,279      6,071,627
          Other general and
            administrative expense....      574,630      2,875,947      4,525,742      8,098,487
                                        -----------   ------------   ------------   ------------
     Total general and
       administrative.................      692,185      7,708,740      5,647,021     14,170,114
                                        -----------   ------------   ------------   ------------
     Total operating expenses.........    4,659,474     20,304,909     17,314,710     42,701,261
                                        -----------   ------------   ------------   ------------
Operating loss........................   (4,659,474)   (20,304,909)   (17,314,710)   (42,701,261)
Other income:
     Interest income..................      160,689      2,825,919      2,978,160      5,998,729
                                        -----------   ------------   ------------   ------------
Net loss before income taxes..........   (4,498,785)   (17,478,990)   (14,336,550)   (36,702,532)
Income tax expense....................          800            800            800          3,200
                                        -----------   ------------   ------------   ------------
Net loss..............................   (4,499,585)   (17,479,790)   (14,337,350)   (36,705,732)
Return to series C preferred
  shareholders for beneficial
  conversion feature..................           --    (14,231,595)            --    (14,231,595)
                                        -----------   ------------   ------------   ------------
Loss available to common
  shareholders........................  $(4,499,585)  $(31,711,385)  $(14,337,350)  $(50,937,327)
                                        ===========   ============   ============   ============
Basic and diluted loss per share......  $     (1.35)  $      (2.33)  $      (0.57)
                                        ===========   ============   ============
Weighted-average shares used in
  computing basic and diluted loss per
  share...............................    3,345,397     13,634,513     25,331,541
                                        ===========   ============   ============

                See accompanying notes to financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

        FOR THE PERIOD MAY 4, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998
              AND THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                      SERIES A CONVERTIBLE
                                        PREFERRED STOCK            COMMON STOCK         ADDITIONAL                      NOTE
                                     ----------------------   ----------------------     PAID-IN        DEFERRED     RECEIVABLE
                                       SHARES     PAR VALUE     SHARES     PAR VALUE     CAPITAL      COMPENSATION   FOR STOCK
                                     ----------   ---------   ----------   ---------   ------------   ------------   ----------
BALANCE AT MAY 4, 1998
 (INCEPTION).......................          --    $    --                  $    --    $         --   $        --    $      --
Common stock issued on June 22,
 1998 at $0.001 per share..........          --         --     8,500,000      8,500              --            --           --
Series A convertible preferred
 stock issued between August 14,
 1998 and October 28,1998 at $1.00
 per share (net of issuance costs
 of $19,490).......................   2,659,489      2,660            --         --       2,637,339            --           --
Common stock issued on September
 23, 1998 at $0.10 per share for
 notes receivable..................          --         --       350,000        350          34,650            --      (35,000)
Common stock issued on September
 23, 1998 at $0.10 for cash........          --         --       150,000        150          14,850            --           --
Net loss...........................          --         --            --         --              --            --           --
                                     ----------    -------    ----------    -------    ------------   -----------    ---------
BALANCE AT DECEMBER 31, 1998.......   2,659,489      2,660     9,000,000      9,000       2,686,839            --      (35,000)
Common stock issued between April 1
 and May 3, 1999 at $0.10 per share
 for notes receivable..............          --         --       444,000        444          43,956            --      (44,400)
Issuance of common stock pursuant
 to exercise of stock options......          --         --         1,000          1              99            --           --
Issuance of warrants in connection
 with lease in August 1999.........          --         --            --         --          33,810            --           --
Deferred compensation with respect
 to option issuances...............          --         --            --         --       6,515,027    (6,515,027)          --
Amortization of deferred
 compensation......................          --         --            --         --              --     1,534,847           --
Compensation expense with respect
 to non-employee option grants.....          --         --            --         --          88,019            --           --
Payment of notes receivable........          --         --            --         --              --            --         5000
Net loss...........................          --         --            --         --              --            --           --
                                     ----------    -------    ----------    -------    ------------   -----------    ---------
BALANCE AT DECEMBER 31, 1999.......   2,659,489      2,660     9,445,000      9,445       9,367,750    (4,980,180)     (74,400)
Common stock issued pursuant to
 initial public offering at $12.00
 per share, net of issuance
 costs.............................          --         --     5,750,000      5,750      62,933,167            --           --
Common stock issued at $0.20 per
 share for notes receivable........          --         --       245,000        245          48,755            --      (49,000)
Issuance of common stock pursuant
 to exercise of stock options......          --         --       184,740        185          42,614            --           --
Issuance of warrants in connection
 with series C preferred stock
 offering..........................          --         --            --         --         963,240            --           --
Deferred compensation with respect
 to option issuances...............          --         --            --         --       6,206,177    (6,206,177)          --
Amortization of deferred
 compensation......................          --         --            --         --              --     6,113,266           --
Compensation related to stock
 purchase rights...................          --         --            --         --       2,646,000            --           --
Issuance of common stock related to
 employee stock purchase plan......          --         --         4,664          5          47,567            --           --
Payment of shareholder notes
 receivable........................          --         --            --         --              --            --       50,483
Conversion of series A convertible
 preferred stock to common at $1.00
 per share.........................  (2,659,489)    (2,660)    2,659,489      2,660              --            --           --
Conversion of series B redeemable
 convertible preferred stock to
 common at $1.85 per share.........          --         --     5,405,405      5,405       9,698,498            --           --
Conversion of series C redeemable
 convertible preferred stock to
 common at $5.00 per share.........          --         --     3,044,018      3,044      14,228,551            --           --
Beneficial conversion feature of
 series C preferred stock..........          --         --            --         --      14,231,595            --           --
Return to series C preferred
 shareholders for beneficial
 conversion feature................          --         --            --         --     (14,231,595)           --           --
Net loss...........................          --         --            --         --              --            --           --
                                     ----------    -------    ----------    -------    ------------   -----------    ---------
BALANCE AT DECEMBER 31, 2000.......          --         --    26,738,316     26,739     106,182,319    (5,073,091)     (72,917)
Issuance of common stock pursuant
 to exercise of stock options......          --         --        78,635         79          49,557            --           --
Deferred compensation with respect
 to option issuances...............          --         --            --         --      (2,141,208)    2,141,208           --
Amortization of deferred
 compensation......................          --         --            --         --              --     1,198,359           --
Issuance of common stock related to
 employee stock purchase plan......          --         --        20,374         20         118,988            --           --
Issuance of notes receivable.......          --         --            --         --              --            --     (107,996)
Net loss...........................          --         --            --         --              --            --           --
                                     ----------    -------    ----------    -------    ------------   -----------    ---------
BALANCE AT DECEMBER 31, 2001.......          --    $    --    26,837,325    $26,838    $104,209,656   $(1,733,524)   $(180,913)
                                     ==========    =======    ==========    =======    ============   ===========    =========

                                       DEFICIT
                                     ACCUMULATED
                                        DURING      STOCKHOLDERS'
                                     DEVELOPMENT       EQUITY
                                        STAGE         (DEFICIT)
                                     ------------   -------------
BALANCE AT MAY 4, 1998
 (INCEPTION).......................  $        --    $         --
Common stock issued on June 22,
 1998 at $0.001 per share..........           --           8,500
Series A convertible preferred
 stock issued between August 14,
 1998 and October 28,1998 at $1.00
 per share (net of issuance costs
 of $19,490).......................           --       2,639,999
Common stock issued on September
 23, 1998 at $0.10 per share for
 notes receivable..................           --              --
Common stock issued on September
 23, 1998 at $0.10 for cash........           --          15,000
Net loss...........................     (389,007)       (389,007)
                                     ------------   ------------
BALANCE AT DECEMBER 31, 1998.......     (389,007)      2,274,492
Common stock issued between April 1
 and May 3, 1999 at $0.10 per share
 for notes receivable..............           --              --
Issuance of common stock pursuant
 to exercise of stock options......           --             100
Issuance of warrants in connection
 with lease in August 1999.........           --          33,810
Deferred compensation with respect
 to option issuances...............           --              --
Amortization of deferred
 compensation......................           --       1,534,847
Compensation expense with respect
 to non-employee option grants.....           --          88,019
Payment of notes receivable........           --           5,000
Net loss...........................   (4,499,585)     (4,499,585)
                                     ------------   ------------
BALANCE AT DECEMBER 31, 1999.......   (4,888,592)       (563,317)
Common stock issued pursuant to
 initial public offering at $12.00
 per share, net of issuance
 costs.............................           --      62,938,917
Common stock issued at $0.20 per
 share for notes receivable........           --              --
Issuance of common stock pursuant
 to exercise of stock options......           --          42,799
Issuance of warrants in connection
 with series C preferred stock
 offering..........................           --         963,240
Deferred compensation with respect
 to option issuances...............           --              --
Amortization of deferred
 compensation......................           --       6,113,266
Compensation related to stock
 purchase rights...................           --       2,646,000
Issuance of common stock related to
 employee stock purchase plan......           --          47,572
Payment of shareholder notes
 receivable........................           --          50,483
Conversion of series A convertible
 preferred stock to common at $1.00
 per share.........................           --              --
Conversion of series B redeemable
 convertible preferred stock to
 common at $1.85 per share.........           --       9,703,903
Conversion of series C redeemable
 convertible preferred stock to
 common at $5.00 per share.........           --      14,231,595
Beneficial conversion feature of
 series C preferred stock..........           --      14,231,595
Return to series C preferred
 shareholders for beneficial
 conversion feature................           --     (14,231,595)
Net loss...........................  (17,479,790)    (17,479,790)
                                     ------------   ------------
BALANCE AT DECEMBER 31, 2000.......  (22,368,382)     78,694,668
Issuance of common stock pursuant
 to exercise of stock options......           --          49,636
Deferred compensation with respect
 to option issuances...............           --              --
Amortization of deferred
 compensation......................           --       1,198,359
Issuance of common stock related to
 employee stock purchase plan......           --         119,008
Issuance of notes receivable.......           --        (107,996)
Net loss...........................  (14,337,350)    (14,337,350)
                                     ------------   ------------
BALANCE AT DECEMBER 31, 2001.......  $(36,705,732)  $ 65,616,325
                                     ============   ============

                See accompanying notes to financial statements.

                             PAIN THERAPEUTICS, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                        MAY 4, 1998
                                                                                        (INCEPTION)
                                                    YEARS ENDED DECEMBER 31,              THROUGH
                                            -----------------------------------------   DECEMBER 31,
                                               1999           2000           2001           2001
                                            -----------   ------------   ------------   ------------
Cash flows from operating activities:
  Net loss................................  $(4,499,585)  $(17,479,790)  $(14,337,350)  $(36,705,732)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization........        4,244         44,933        244,974        294,669
     Amortization of deferred
       compensation.......................    1,534,847      6,113,266      1,198,359      8,846,472
     Non-cash expense for options and
       warrants issued....................      121,829      2,646,000             --      2,767,829
     Loss on disposal of property and
       equipment..........................           --          2,729         49,684         52,413
     Changes in operating assets and
       liabilities:
       Interest receivable................      (12,224)      (429,964)       328,638       (116,688)
       Prepaid expenses...................       (5,891)      (359,280)        77,344       (323,323)
       Other assets.......................                     (75,000)            --        (75,000)
       Accounts payable...................      192,479      2,012,692       (143,068)     2,170,211
       Accrued liabilities................           --        139,099        210,161        349,260
                                            -----------   ------------   ------------   ------------
          Net cash used in operating
            activities....................   (2,664,301)    (7,385,315)   (12,371,258)   (22,739,889)
                                            -----------   ------------   ------------   ------------
Cash flows used in investing activities:
  Purchase of property and equipment......      (38,545)    (1,302,130)    (1,341,929)    (2,693,576)
                                            -----------   ------------   ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of series B
     redeemable convertible preferred
     stock, net...........................    9,703,903             --             --      9,703,903
  Proceeds from issuance of series C
     redeemable convertible preferred
     stock, net...........................           --     15,194,835             --     15,194,835
  Stock subscription received.............        5,000         50,483             --         55,483
  Proceeds from issuance of series A
     convertible preferred stock, net.....           --             --             --      2,639,999
  Net proceeds from issuance of common
     stock................................          100         90,371         60,648        174,619
  Proceeds from initial public offering,
     net..................................           --     62,938,917             --     62,938,917
                                            -----------   ------------   ------------   ------------
          Net cash provided by financing
            activities....................    9,709,003     78,274,606         60,648     90,707,756
                                            -----------   ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents.............................    7,006,157     69,587,161    (13,652,539)    65,274,291
Cash and cash equivalents at beginning of
  period..................................    2,333,512      9,339,669     78,926,830             --
                                            -----------   ------------   ------------   ------------
Cash and cash equivalents at end of
  period..................................  $ 9,339,669   $ 78,926,830   $ 65,274,291   $ 65,274,291
                                            ===========   ============   ============   ============
Supplemental cash flow information:
  Cash paid for income tax................  $     1,600   $        800   $        800   $      3,200
                                            ===========   ============   ============   ============

                See accompanying notes to financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

1.  BUSINESS

     Pain Therapeutics, Inc. is a development stage enterprise and was incorporated on May 4, 1998. Since our inception in May 1998, we have licensed proprietary technology from Albert Einstein College of Medicine and have devoted substantially all of our resources to the development of a new generation of opioid painkillers with improved clinical benefits, which are based on the acquired technology. In the course of our development activities, we have sustained operating losses and expect such losses to continue through the next several years. We expect our current cash and cash equivalents will be sufficient to meet our planned working capital and capital expenditure requirements for at least the next twelve months. There are no assurances that additional financing will be available on favorable terms, or at all.

     Our development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability and protection of our products and processes. In addition, we have product candidates that have not yet obtained Food and Drug Administration approval. Successful future operations depend on our ability to obtain approval for and commercialize these products.

     We currently have four opioid painkillers in various stages of Phase II clinical trials, including our two lead product candidates MorViva(TM) and OxyTrex(TM). We have completed multiple Phase I and Phase II studies for MorViva(TM) and two pharmacokinetic and safety studies completed for OxyTrex(TM) and we are designing and conducting clinical trials to demonstrate the safety and efficacy of these two drug candidates. We are developing PTI-701 and PTI-601 on a very limited basis at the present time.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs and the costs of obtaining licenses used in research and development are charged to expense as incurred. Research and development costs consist of drug development work associated with our product candidates, primarily including costs of preclinical and clinical trials, clinical supplies and related formulation and design costs, research payments to the Albert Einstein College of Medicine and salaries and other personnel related expenses including non-cash stock based compensation.

  NON-CASH STOCK BASED COMPENSATION

     Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, establishes a fair-value method of accounting for stock options and similar equity instruments. The fair-value method requires compensation cost to be measured at the grant date based on the value of the award, and recognized over the service period. SFAS No. 123 allows companies to account for stock based compensation to employees under either the provisions of SFAS No. 123 or the provisions of Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. We have elected to account for our stock based compensation to employees in accordance with the provisions of APB Opinion No. 25 and provide the pro forma disclosures required under SFAS No. 123.

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

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

28), as that methodology most closely approximates the way in which our options are earned by the option holder.

  CASH, CASH EQUIVALENTS AND CONCENTRATION OF CASH RISK

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

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (generally two to five years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term.

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

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

  LOSS PER SHARE

     Basic loss per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. The Company has computed its weighted-average shares outstanding for all periods presented excluding those common shares issued and outstanding that remain subject to the Company's repurchase rights. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of convertible preferred stock, common shares issued and outstanding subject to the Company's repurchase rights, outstanding stock options and outstanding warrants. All potential dilutive common shares were excluded from the calculation of diluted loss per share because the representative share increments would be anti-dilutive. Upon the closing of our initial public offering in July 2000, all of our convertible preferred stock automatically converted into shares of common stock on a one to one basis.

     The following table sets forth potential weighted-average shares of common stock that are not included in the computation of diluted net loss per share because to do so would be anti-dilutive for the periods indicated:

                                                          YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                       1999         2000        2001
                                                    ----------   ----------   ---------
Preferred stock...................................   3,788,577    5,615,493          --
Options to purchase common shares.................     574,835    1,746,160   2,352,735
Common stock subject to repurchase................   6,101,898    4,023,228   1,639,171
Warrants..........................................     173,333      330,000     340,000
                                                    ----------   ----------   ---------
                                                    10,638,643   11,714,881   4,331,906
                                                    ==========   ==========   =========

  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2001.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Pain Therapeutics, Inc. will adopt SFAS No. 142 during the first quarter

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

of fiscal 2002. Management does not expect the adoption of SFAS No. 142 to have a material impact on the Company's financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and parts of APB Opinion No. 30 ("Opinion 30"), "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," however, SFAS No. 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Pain Therapeutics, Inc. will adopt SFAS No. 144 during the first quarter of fiscal 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position and results of operations.

3.  RELATED PARTY TRANSACTIONS

     The Company had outstanding full recourse loans aggregating $51,246 and $157,168 to certain officers and employees of the Company at December 31, 2000 and 2001, respectively. The notes bear interest at rates ranging from 5.5% to 8.0% and have maturities through January 2004. An officer of the Company is also a director of a private company that provided preclinical drug development services to the Company totaling $388,805 in 2001. In October 2001, a former officer of the Company was retained as a consultant. For these services he received $65,000 in 2001. An officer and director of the Company is also the president of a consulting firm in the pharmaceutical industry that provided $48,000 in clinical trial design, data review and interpretational services to the Company in 2001.

4.  AGREEMENT WITH ALBERT EINSTEIN COLLEGE OF MEDICINE

     In May 1998, we entered into an exclusive, worldwide license agreement with Albert Einstein College of Medicine for all patents and pending patent applications relating to low-dose opioid antagonist technology. Our license rights terminate upon the expiration of the patents used to protect the technology, which are scheduled to expire no earlier than September 2012. Pursuant to the terms of the license agreement, in 1998 we paid Albert Einstein College of Medicine a one-time licensing fee which was recognized as license fee expense in accordance with Financial Accounting Standards No. 2, Accounting for Research and Development Costs, as this technology has no alternative future use. In addition, we have paid Albert Einstein College of Medicine research payments that have been recognized as research and development expense. We are also required to make milestone payments to Albert Einstein College of Medicine upon the achievement of certain regulatory and clinical events. In the aggregate these success based milestones may total up to $4,800,000, including amounts due upon receipt of our first drug approval in the U.S. and in specified foreign countries. We must pay Albert Einstein College of Medicine royalties based on a percentage of net sales of our products. If a product is combined with a drug or other substance for which we are paying an additional royalty, the royalty rate we pay to Albert Einstein College of Medicine is generally reduced by one-half of the amount of such additional royalty.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                                 2000         2001
                                                              ----------   ----------
Furniture and fixtures......................................  $   68,398   $  492,148
Computers and software......................................     156,278      224,611
Leasehold improvements......................................      15,626    1,891,485
                                                              ----------   ----------
                                                                 240,302    2,608,244
Accumulated depreciation....................................     (48,976)    (261,750)
                                                              ----------   ----------
                                                                 191,326    2,346,494
Construction in progress....................................   1,107,897           --
                                                              ----------   ----------
          Total.............................................  $1,299,223   $2,346,494
                                                              ==========   ==========

     Construction in progress at December 31, 2000 represented costs incurred relative to the construction of tenant improvements at a facility to which the Company relocated in 2001.

6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In 1999 we issued 5,405,405 shares of series B redeemable convertible preferred stock at a price of $1.85 per share. In February 2000, we issued 3,044,018 shares of series C redeemable convertible preferred stock at a price of $5.00 per share. Upon the closing of our initial public offering in July 2000, all shares of our then outstanding redeemable convertible preferred stock automatically converted into shares of common stock on a one to one basis. At December 31, 2000 and 2001, there were no shares of redeemable convertible preferred stock issued or outstanding.

  RETURN TO SERIES C PREFERRED STOCKHOLDERS FOR BENEFICIAL CONVERSION FEATURE

     In February 2000, we issued 3,044,018 shares of series C redeemable convertible preferred stock for $14.2 million, net of issuance costs. We determined that our series C preferred stock was issued with a beneficial conversion feature. The beneficial conversion feature has been recognized by allocating a portion of the preferred stock proceeds equal to the intrinsic value of that feature, limited to the net proceeds received ($14.2 million), to additional paid-in capital. The intrinsic value is calculated at the date of issue as the difference between the conversion price of the preferred stock and the fair value of our common stock, into which the preferred stock is convertible, multiplied by the number of common shares into which the preferred stock is convertible, limited to the net proceeds received. As our series C preferred stock was convertible into common stock at the option of the holder, at the issuance date of the preferred stock the entire $14.2 million discount resulting from the allocation of proceeds to the beneficial conversion feature has been treated as a dividend and recognized as a return to the preferred stockholders for purposes of computing basic and diluted loss per share for the period ended December 31, 2000. Upon the closing of our initial public offering in July 2000, all 3,044,018 shares of our series C redeemable convertible preferred stock automatically converted into shares of common stock on a one to one basis.

7.  STOCKHOLDERS' EQUITY (DEFICIT)

  INITIAL PUBLIC OFFERING OF COMMON STOCK AND CONVERSION OF PREFERRED STOCK

     On July 19, 2000, we completed an initial public offering in which we sold 5,000,000 shares of common stock at $12.00 per share. On July 27, 2000, we sold an additional 750,000 shares of common stock at $12.00

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

     After the offering our authorized capital stock consisted of 120,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

  COMMON STOCK

     On June 22, 1998, we issued 8,500,000 shares of common stock at $0.001 per share. All of these shares were issued subject to a repurchase option. The shares are released from our repurchase option over a four-year vesting period at the rate of 1/48 at the end of each month from the vesting start date until all shares are released. Our repurchase option is exercisable only within 90 days following the termination of the purchaser's employment, during which time we are able to repurchase the unvested shares at the original purchase price of $0.001 per share. As of December 31, 2000, 2,125,000 of these shares of common stock were not vested and, therefore, were subject to repurchase by us in the event of termination of the purchaser's employment. As of December 31, 2001, all shares of common stock subject to this agreement were fully vested.

     Under the terms of the 1998 Stock Plan (see below), we have granted stock purchase rights and subsequently issued shares of common stock to employees and non-employees in exchange for full-recourse promissory notes or cash. Such shares were issued pursuant to a restricted stock purchase agreement and are subject to a repurchase option. The shares are released from our repurchase option over the original option vesting period, which ranges from two to four years. Our repurchase option is exercisable only within 90 days following the termination of the purchaser's employment or provision of services, during which time we are able to repurchase the unvested shares at the original purchase price. In September 1998 we granted stock purchase rights and subsequently issued 500,000 shares of common stock at $0.10 per share in exchange for $35,000 in full-recourse promissory notes and $15,000 in cash. In February 1999 we granted stock purchase rights and subsequently issued 444,000 shares of common stock at $0.10 per share in exchange for full-recourse promissory notes. In December 1999 we granted stock purchase rights and subsequently issued 245,000 shares of common stock at $0.20 per share in exchange for $49,000 in full-recourse promissory notes. As of December 31, 2000 and 2001, 412,709 and 226,456 shares of common stock, respectively, were not vested and, therefore, were subject to repurchase by us in the event of termination of the purchaser's employment or provision of services to us.

  PREFERRED STOCK

     The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

     In 1998 we issued 2,659,489 shares of series A convertible preferred stock at a price of $1.00 per share. Upon the closing of our initial public offering in July 2000, all shares of our then outstanding convertible preferred stock automatically converted into shares of common stock on a one to one basis. At December 31, 2000 and 2001, there were no shares of preferred stock issued or outstanding.

  WARRANTS

     In June 1998, we issued a warrant to purchase 150,000 shares of series A convertible preferred stock at an exercise price of $1.00 per share to one of the holders of the series A convertible preferred stock, in

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

     In August 1999, we issued a warrant to purchase 70,000 shares of common stock at an exercise price of $1.00 per share to the Company's landlord in connection with the commercial lease of the Company's previous facilities. The warrant will expire on July 19, 2005 (or sooner under certain circumstances). The shares of common stock underlying this warrant are not entitled to any registration rights. The fair value of this warrant of $33,810 was estimated using a Black-Scholes model and the following assumptions: estimated volatility of 60%, a risk-free interest rate of 5.27%, no dividend yield, and an expected life equal to the contractual life of 5 years. This fair value was amortized to rent expense over the related lease term.

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

  STOCK BASED BENEFIT PLANS

  2000 Employee Stock Purchase Plan

     In June 2000, our shareholders approved the Company's 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan"). A total of 500,000 shares of common stock have been reserved for issuance under the 2000 Purchase Plan, plus an annual increase equal to the lesser of (i) 500,000 shares, (ii) 1% of the outstanding shares of common stock on such date, or (iii) an amount determined by the Board of Directors. The 2000 Purchase Plan permits eligible participants to purchase common stock through payroll deductions of up to 15% of the participant's compensation. The purchase price of the stock is generally 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. As of December 31, 2001, 20,374 shares of common stock had been issued pursuant to the 2000 Purchase Plan (4,664 shares as of December 31, 2000).

  1998 Stock Plan

     In June 2000 our stockholders approved an amendment to our 1998 Stock Plan, which amended and restated the 1998 Stock Plan originally approved by the Board of Directors in September 1998. Under the 1998 Stock Plan, employees, directors and consultants ("Service Providers") may be granted options that allow for the purchase of shares of our common stock. Non-statutory stock options may be granted to all Service Providers (see Common Stock above for description of stock purchase rights granted). Incentive stock options may only be granted to employees. At December 31, 2001 a total of 6,000,000 of common stock were authorized for issuance under the 1998 Stock Plan. The 1998 Stock Plan allows for annual increases, beginning fiscal year 2001, in the number of common shares authorized for issuance equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors.

     The Board of Directors or a designated Committee of the Board is responsible for administration of the 1998 Stock Plan and determines the terms and conditions of each option granted, consistent with the terms of the plan. Incentive stock options may be granted under the 1998 Stock Plan at a price not less than 100% of

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

the fair market value of the stock on the date of grant (not less than 110% of the fair market value on the date of grant in the case of holders of more than 10% of the Company's voting stock). Options granted under the 1998 Stock Plan generally expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock). Forfeited options become available for reissuance under the 1998 Stock Plan.

     The 1998 Plan also provides for the automatic grant of options to purchase shares of common stock to outside directors. On the date of each annual stockholder's meeting beginning in fiscal year 2001, each outside director is automatically granted an option to purchase 20,000 shares of common stock provided the individual continues to serve as an outside director through the date of such meeting. The term of the option is ten years, the exercise price is 100% of the fair market value of the stock on the date of grant, and the option becomes exercisable as to 25% of the shares on the anniversary of its date of grant provided the optionee continues to serve as a director on such dates.

     There were no options granted during the period from May 4, 1998 (inception) through December 31, 1998.

     The following table summarizes option activity under the 1998 Stock Plan:

                                                            OPTIONS OUTSTANDING
                                                -------------------------------------------
                                                               RANGE OF        WEIGHTED-
                                                NUMBER OF      EXERCISE         AVERAGE
                                                 OPTIONS        PRICES       EXERCISE PRICE
                                                ---------   --------------   --------------
Options outstanding as of December 31, 1998...         --    $          --       $  --
                                                ---------   --------------       -----
  Granted.....................................  1,361,200      0.10 - 0.20        0.12
  Exercised...................................     (1,000)            0.10        0.10
  Forfeited...................................    (65,000)            0.10        0.10
                                                ---------   --------------       -----
Options outstanding as of December 31, 1999...  1,295,200    $0.10 - $0.20       $0.12
                                                ---------   --------------       -----
  Granted.....................................    934,000     1.00 - 18.63        6.98
  Exercised...................................   (184,740)     0.10 - 9.00        0.22
  Forfeited...................................    (38,209)     0.10 - 9.00        3.45
                                                ---------   --------------       -----
Options outstanding as of December 31, 2000...  2,006,251   $0.10 - $18.63       $3.14
                                                ---------   --------------       -----
  Granted.....................................  1,423,000      6.78 - 9.10        7.39
  Exercised...................................    (78,635)     0.10 - 8.00        0.63
  Forfeited...................................   (465,900)     0.10 - 9.00        2.61
                                                ---------   --------------       -----
Options outstanding as of December 31, 2001...  2,884,716   $0.10 - $18.63       $5.39
                                                =========   ==============       =====

     Shares available for grant under the 1998 Stock Plan were 14,800, 1,319,009 and 1,661,909 as of December 31, 1999, 2000 and 2001 respectively.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding as of December 31, 2001:

                                               OPTIONS OUTSTANDING
                                       ------------------------------------   OPTIONS EXERCISABLE
                                                      WEIGHTED                --------------------
                                                      AVERAGE      WEIGHTED               WEIGHTED
                                                     REMAINING     AVERAGE     NUMBER     AVERAGE
                                         NUMBER     CONTRACTUAL    EXERCISE   OF VESTED   EXERCISE
RANGE OF EXERCISE PRICES               OF OPTIONS   LIFE (YEARS)    PRICE      OPTIONS     PRICE
------------------------               ----------   ------------   --------   ---------   --------
$0.10................................    508,041        7.45        $ 0.10     372,932     $ 0.10
$0.20 - $2.00........................    669,833        8.07          1.07     312,227       0.95
$6.78................................    550,000        9.81          6.78      80,208       6.78
$7.00 - $8.00........................    527,842         9.6          7.39      48,519       7.61
$8.01 - $14.13.......................    554,000        8.99         10.39     127,516      10.97
$18.63...............................     75,000        8.71         18.63      23,438      18.63
--------------                         ---------        ----        ------     -------     ------
$0.10 - $18.63.......................  2,884,716        8.77        $ 5.39     964,840     $ 3.19
--------------                         ---------        ----        ------     -------     ------

     As of December 31, 1999, 2000 and 2001 there were 133,213, 409,304 and
964,840 fully vested and exercisable shares with a weighted average exercise price of $0.11, $1.47 and $3.19 per share, respectively.

  Pro Forma Information

     Pursuant to SFAS No. 123, Accounting for Stock Based Compensation, we are required to disclose the pro forma effects on net loss and net loss per share as if we had elected to use the fair value approach to account for all of our employee stock based compensation plans. Had compensation cost of our plans been determined in a manner consistent with the fair value approach of SFAS No. 123, our pro forma net loss and pro forma net loss per share would have been increased to the pro forma amounts indicated below:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1999         2000          2001
                                                 ----------   -----------   -----------
Net loss available to common shareholders as
  reported.....................................  $4,499,585   $31,711,385   $14,337,350
Adjusted pro forma net loss....................  $4,505,402   $32,757,896   $18,593,356
Net loss per share basic and diluted as
  reported.....................................  $    (1.35)  $     (2.33)  $     (0.57)
Adjusted pro forma.............................  $    (1.35)  $     (2.40)  $     (0.73)

     The per share weighted-average exercise price of stock options granted was $4.90 in 1999, $9.80 in 2000 and $7.39 in 2001. For employee stock options, the weighted-average fair value of each option granted was estimated on the date of grant using the minimum value method in 1999 or the Black-Scholes option pricing model for 2000 and 2001 with the following weighted-average assumptions used for grants in 1999, 2000 and 2001, respectively: dividend yield of zero for all years; volatility of 0 percent, 75 percent 95 percent; a risk-free interest rate ranging from 5.5% - 6.2%, 5.5% - 7.1% and 5.07%; and expected life of five years for all years. The weighted-average fair value for non-employee options was determined using a Black-Scholes option valuation model and the following assumptions for 1999, 2000 and 2001 respectively: estimated volatility of 60%, 75% and 95.4%, a risk free interest rate ranging from 5.5% - 6.3%, 5.1% - 6.3%, and 5.07%, no dividend yield, and an expected life of the option equal to the options contractual life of ten years from the date of grant.

     For the 2000 Employee Stock Purchase Plan, the weighted-average fair value of purchase rights granted was $6.84 per share in 2000 and $3.29 in 2001 calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero; volatility of 75% in 2000 and 95% in 2001; risk-free interest rate of 5.1% in 2000 and 2001; expected life of 2 years.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Deferred Stock Compensation

     We granted stock options under the 1998 Stock Plan to employees for which we recorded deferred compensation of $2,283,565, $4,939,000 and $0.00 for the years ended December 31, 1999, 2000 and 2001, respectively. Deferred compensation for options granted to non-employees was $4,231,462, $1,267,177 and $274,305 for the years ended December 31, 1999, 2000 and 2001, respectively.

     For employees, deferred compensation represents the difference between the exercise price of the option and the fair value of our common stock on the date of grant in accordance with APB No. 25 and its related interpretations. For non-employees, deferred compensation is recorded at the fair value of the options granted in accordance with SFAS No. 123 and EITF 96-18.

     Compensation expense is being recognized over the vesting period for employees and the service period for non-employees in accordance with FIN No.
28. Amounts amortized to the statement of operations as compensation expense for employees were $187,621, $3,618,431 and $ 1,950,883 for the years ended December 31, 1999, 2000 and 2001, respectively. Amounts amortized to the statement of operations as compensation expense for non-employees were $1,347,226, $2,494,835 and ($752,525) for the years ended December 31, 1999, 2000 and 2001, respectively.

8. EMPLOYEE 401(K) BENEFIT PLAN

     In October 2001 the Company implemented a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may elect to contribute the lesser of 20% of their annual compensation or the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of all employees. Through December 31, 2001, the Company has not made any matching contributions.

9.  INCOME TAXES

     Income tax expense for the year ended December 31, 1999, 2000 and 2001 is comprised of the following:

                                                              CURRENT   DEFERRED   TOTAL
                                                              -------   --------   -----
1999:
  Federal...................................................   $ --         --     $ --
  State.....................................................    800         --      800
                                                               ----       ----     ----
          Total.............................................   $800         --     $800
                                                               ====       ====     ====
2000:
  Federal...................................................   $ --         --     $ --
  State.....................................................    800         --      800
                                                               ----       ----     ----
          Total.............................................   $800         --     $800
                                                               ====       ====     ====
2001:
  Federal...................................................   $ --         --     $ --
  State.....................................................    800         --      800
                                                               ----       ----     ----
          Total.............................................   $800         --     $800
                                                               ====       ====     ====

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income for the years ended December 31, 2000 and 2001 as a result of the following:

                                                                2000          2001
                                                             -----------   -----------
Computed "expected" tax expense (benefit)..................  $(5,942,856)  $(4,874,427)
Current NOLs for which no benefit was realized.............    5,929,137     4,865,116
Permanent differences......................................       13,719         9,311
State taxes................................................          800           800
                                                             -----------   -----------
                                                             $       800   $       800
                                                             ===========   ===========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2000 and 2001 is as follows:

                                                               2000           2001
                                                            -----------   ------------
Deferred tax assets:
  Stock related compensation..............................  $ 4,135,660   $  4,613,020
  Net operating loss carryforward.........................    4,579,583      9,580,499
  Accrued liabilities and depreciation....................       13,302        103,394
  State taxes.............................................          272            272
  Research and development credit.........................      616,806      1,429,339
                                                            -----------   ------------
          Gross deferred tax assets.......................    9,345,623     15,726,524
  Valuation allowance.....................................   (9,345,623)   (15,726,524)
                                                            -----------   ------------
          Net deferred tax assets.........................  $        --   $         --
                                                            ===========   ============

     We have recorded a valuation allowance of $9,345,623 and $15,726,524 against the deferred tax assets related to temporary differences and credits for federal and state income tax purposes as of December 31, 2000 and 2001, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 2001 was an increase of $7,257,502 and $6,380,901, respectively. We believe that realization of these deferred tax assets does not meet the "more likely than not" criteria, and therefore we have not recognized the related deferred tax benefits.

     As of December 31, 2001, we have operating loss carryforwards of $24,908,000 expiring through 2021 for federal purposes and California net operating loss carryforwards of $19,053,000 expiring through 2011. We have federal research credits expiring through 2021 of approximately $1,075,000. We have California research credits, carrying forward indefinitely, of approximately $537,000.

     Under provisions of the Internal Revenue Code, should substantial changes in our ownership occur, the utilization of net operating loss carryforwards may be limited.

10.  LEASES AND COMMITMENTS

     We conduct our product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contracts with these organizations, however these contracts are cancelable on thirty days notice and are largely based on services performed.

     We currently lease office space and equipment pursuant to non-cancelable operating leases that will expire at various dates through 2010.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments are as follows for the years ended December
31:

2002........................................................   $186,249
2003........................................................    184,638
2004........................................................    178,878
2005........................................................    177,726
2006 and thereafter.........................................    844,198

     Rent expense under non-cancelable operating leases was $36,992, $150,125 and $186,786 for the years ended December 31, 1999, 2000, and 2001 respectively.

11.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       QUARTER ENDED
                                   ------------------------------------------------------
                                    MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                   -----------   -----------   ------------   -----------
2001
  Net loss.......................  $(2,193,029)  $(3,084,052)  $(3,370,106)   $(5,690,163)
  Basic and diluted loss per
     share.......................  $     (0.09)  $     (0.12)  $     (0.13)   $     (0.22)
2000
  Net loss.......................  $(5,808,137)  $(3,513,291)  $(5,270,677)   $(2,887,685)
  Basic and diluted loss per
     share(1)....................  $     (4.09)  $     (0.62)  $     (0.26)   $     (0.12)

---------------

(1) In February 2000 we issued our series C redeemable convertible preferred stock and determined that it was issued with a beneficial conversion feature. The allocation of proceeds to the beneficial conversion feature ($14.2 million) has been treated as a dividend and recognized as a return to the preferred stockholders for purposes of computing basic and diluted loss per share for the quarter ended March 31, 2000. (See note 6.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information regarding our directors is incorporated by reference from "Election of Directors -- Directors and Nominees" in our Proxy Statement for our 2002 Annual Meeting of Stockholders. The required information concerning executive officers of the Company is contained in the section entitled "Executive Officers of the Registrant" in Part I of this Form 10-K.

  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Gert Caspritz, a director and indirect owner of greater than 5% of the common shares of the Company, did not file a Form 4 in January 2001 or in December 2001 to reflect that a change in beneficial ownership occurred. The January 2001 transaction was a distribution of shares from TVM Management Corporation, the General Partner to TVM III Limited Partner. The transaction on December 2001 was for the sale of the Company's Common Stock by TVM Medical Ventures GmbH & Co. KG. A Form 5 was subsequently filed to reflect this activity. We believe that, with the above noted exception, our remaining executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2001.

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

          Notes to Financial Statements

          (2) Financial Statement Schedules:

          None.

          (3) Exhibits:

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  3.1*    Amended and Restated Certificate of Incorporation
  3.2*    Amended and Restated Bylaws
  4.1*    Specimen Common Stock Certificate
 10.1*    Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers
 10.2*    2000 Stock Plan and form of agreements thereunder
 10.3*    2000 Employee Stock Purchase Plan and form of agreements
          thereunder
          Lease Agreement dated July 21, 2000 between the Registrant
10.21**   and Goss-Jewett Company of Northern California
 10.4     Employment Agreement, dated August 29, 2000, between Grant
          L. Schoenhard, Ph.D. and Pain Therapeutics
 10.5     Employment Agreement, dated October 23, 2001, between Nadav
          Friedmann, M.D., Ph.D. and Pain Therapeutics
 10.6     Consulting Agreement, Settlement Agreement and Mutual
          Release, dated October 19, 2001, between Barry Sherman, M.D.
          and Pain Therapeutics
 10.7     Note, dated April 20, 2001, between David L. Johnson and
          Pain Therapeutics.
 10.8     Agreement, dated January 31, 2002, between David L. Johnson and Pain Therapeutics
 10.9     Note, dated March 1, 2000, between David L. Johnson and Pain
          Therapeutics
 23.1     Consent of KPMG LLP, Independent Certified Public
          Accountants
 24.1     Power of Attorney (see page 52)

---------------

 * Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

** Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended December 31, 2001 or during Form 10-K reporting period ending December 31, 2001.

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

Dated: March 22, 2002

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                  /s/ REMI BARBIER                       President, Chief Executive     March 22, 2002
-----------------------------------------------------   Officer and Chairman of the
                    Remi Barbier                       Board of Directors (Principal
                                                             Executive Officer)

                /s/ DAVID L. JOHNSON                      Chief Financial Officer       March 22, 2002
-----------------------------------------------------     (Principal Financial and
                  David L. Johnson                          Accounting Officer)

              /s/ GERT CASPRITZ, PH.D.                            Director              March 22, 2002
-----------------------------------------------------
                Gert Caspritz, Ph.D.

          /s/ NADAV FRIEDMANN, M.D., PH.D.                        Director              March 22, 2002
-----------------------------------------------------
            Nadav Friedmann, M.D., Ph.D.

           /s/ MICHAEL J. O'DONNELL, ESQ.                  Director and Secretary       March 22, 2002
-----------------------------------------------------
             Michael J. O'Donnell, Esq.

              /s/ SANFORD R. ROBERTSON                            Director              March 22, 2002
-----------------------------------------------------
                Sanford R. Robertson

               /s/ RICHARD G. STEVENS                             Director              March 22, 2002
-----------------------------------------------------
                 Richard G. Stevens

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  3.1*    Amended and Restated Certificate of Incorporation
  3.2*    Amended and Restated Bylaws
  4.1*    Specimen Common Stock Certificate
 10.1*    Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers
 10.2*    2000 Stock Plan and form of agreements thereunder
 10.3*    2000 Employee Stock Purchase Plan and form of agreements
          thereunder
          Lease Agreement dated July 21, 2000 between the Registrant
10.21**   and Goss-Jewett Company of Northern California
 10.4     Employment Agreement, dated August 29, 2000, between Grant
          L. Schoenhard, Ph.D. and Pain Therapeutics
 10.5     Employment Agreement, dated October 23, 2001, between Nadav
          Friedmann, M.D., Ph.D. and Pain Therapeutics
 10.6     Consulting Agreement, Settlement Agreement and Mutual
          Release, dated October 19, 2001, between Barry Sherman, M.D.
          and Pain Therapeutics
 10.7     Note, dated April 20, 2001, between David L. Johnson and
          Pain Therapeutics.
 10.8     Agreement, dated January 31, 2002, between David L. Johnson and Pain Therapeutics
 10.9     Note, dated March 1, 2000, between David L. Johnson and Pain
          Therapeutics
 23.1     Consent of KPMG LLP, Independent Certified Public
          Accountants
 24.1     Power of Attorney (see page 52)

---------------

 * Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

** Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.