Form 10-Q
period 2002-03-31
PAIN THERAPEUTICS INC
filed 2002-05-14
CIK 1069530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                           YES [X]            NO [ ]

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.001 PAR VALUE         27,176,103 SHARES
------------------------------         -----------------
            Class                Outstanding at April 30, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            PAIN THERAPEUTICS, INC.

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)............................      1
         Condensed Balance Sheets -- March 31, 2002 and December 31,
           2001......................................................      1
         Condensed Statements of Operations -- Three Month Periods
           Ended March 31, 2002 and 2001 and the Period from May 4,
           1998 (Inception) Through March 31, 2002...................      2
         Condensed Statements of Cash Flows -- Three Month Periods
           Ended March 31, 2002 and 2001 and the Period from May 4,
           1998 (Inception) Through March 31, 2002...................      3
         Notes to Condensed Financial Statements.....................      4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      6
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     16

                          PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     17
Item 2.  Change in Securities and Use of Proceeds....................     17
Item 3.  Defaults Upon Senior Securities.............................     17
Item 4.  Submission of Matters to a Vote of Security Holders.........     17
Item 5.  Other Information...........................................     17
Item 6.  Exhibits and Reports on Form 8-K............................     17
Signatures...........................................................     18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 61,358,569   $ 65,274,291
  Interest receivable.......................................        96,315        116,688
  Prepaid expenses..........................................       238,076        323,323
                                                              ------------   ------------
     Total current assets...................................    61,692,960     65,714,302
Property and equipment, net.................................     2,263,731      2,346,494
Other assets................................................        75,000         75,000
                                                              ------------   ------------
     Total assets...........................................  $ 64,031,691   $ 68,135,796
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,446,498   $  2,170,211
  Accrued liabilities.......................................       546,763        349,260
                                                              ------------   ------------
     Total liabilities......................................     1,993,261      2,519,471
                                                              ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock...........................................            --             --
  Common stock..............................................        27,167         26,838
  Additional paid-in-capital................................   104,223,078    104,209,656
  Deferred compensation.....................................    (1,308,526)    (1,733,524)
  Notes receivable from stockholders........................      (171,479)      (180,913)
  Deficit accumulated during the development stage..........   (40,731,810)   (36,705,732)
                                                              ------------   ------------
     Total stockholders' equity.............................    62,038,430     65,616,325
                                                              ------------   ------------
     Total liabilities and stockholders' equity.............  $ 64,031,691   $ 68,135,796
                                                              ============   ============

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                        MAY 4, 1998
                                                       THREE MONTHS ENDED MARCH 31,     (INCEPTION)
                                                       -----------------------------      THROUGH
                                                           2002            2001        MARCH 31, 2002
                                                       -------------   -------------   --------------
Operating expenses:
  Licensing fees.....................................   $        --     $        --     $    100,000
  Research and development:                                                                       --
     Non-cash stock based compensation...............        99,828        (446,984)       5,608,693
     Other research and development expense..........     2,715,591       2,521,414       25,637,873
                                                        -----------     -----------     ------------
  Total research and development expense.............     2,815,419       2,074,430       31,246,566
                                                        -----------     -----------     ------------
  General and administrative:
     Non-cash stock based compensation...............       242,921         176,090        6,314,548
     Other general and administrative expense........     1,262,661       1,038,327        9,361,148
                                                        -----------     -----------     ------------
  Total general and administrative expense...........     1,505,582       1,214,417       15,675,696
                                                        -----------     -----------     ------------
  Total operating expenses...........................     4,321,001       3,288,847       47,022,262
                                                        -----------     -----------     ------------
Operating loss.......................................    (4,321,001)     (3,288,847)     (47,022,262)
Other income:
  Interest income....................................       295,123       1,096,018        6,293,852
                                                        -----------     -----------     ------------
Net loss before income taxes.........................    (4,025,878)     (2,192,829)     (40,728,410)
Income tax expense...................................           200             200            3,400
                                                        -----------     -----------     ------------
Net loss.............................................    (4,026,078)     (2,193,029)     (40,731,810)
Return to series C preferred shareholders for
  beneficial conversion feature......................            --              --      (14,231,595)
                                                        -----------     -----------     ------------
Net loss available to common shareholders............   $(4,026,078)    $(2,193,029)    $(54,963,405)
                                                        ===========     ===========     ============
Basic and diluted net loss per share.................   $     (0.15)    $     (0.09)
                                                        ===========     ===========
Weighted-average shares used in computing basic and
  diluted net loss per share.........................    26,909,186      24,404,660
                                                        ===========     ===========

           See accompanying notes to condensed financial statements.

                            PAIN THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         MAY 4,1998
                                                       THREE MONTHS ENDED MARCH 31,     (INCEPTION)
                                                       -----------------------------      THROUGH
                                                           2002            2001        MARCH 31, 2002
                                                       -------------   -------------   --------------
Cash flows from operating activities:
  Net loss...........................................   $(4,026,078)    $(2,193,029)    $(40,731,810)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization...................        87,670          12,249          382,339
     Amortization of deferred compensation...........       342,749        (270,894)       9,189,221
     Non-cash expense for options and warrants
       issued........................................            --              --        2,767,829
     Loss on disposal of property and equipment......            --          49,684           52,413
     Changes in operating assets and liabilities:
       Interest receivable...........................        20,373          90,789          (96,315)
       Prepaid expenses..............................        85,247         122,720         (238,076)
       Other assets..................................            --              --          (75,000)
       Accounts payable..............................      (723,713)         91,390        1,446,498
       Accrued liabilities...........................       197,503          56,050          546,763
                                                        -----------     -----------     ------------
          Net cash used in operating activities......    (4,016,249)     (2,041,041)     (26,756,138)
                                                        -----------     -----------     ------------
Cash flows used in investing activities:
  Purchase of property and equipment.................        (4,907)       (933,461)      (2,698,483)
                                                        -----------     -----------     ------------
Cash flows from financing activities:
  Proceeds from issuance of series B redeemable
     convertible preferred stock, net................            --              --        9,703,903
  Proceeds from issuance of series C redeemable
     convertible preferred stock, net................            --              --       15,194,835
  Repayment of notes receivable by stockholders......         9,434              --           64,917
  Proceeds from issuance of series A convertible
     preferred stock, net............................            --              --        2,639,999
  Proceeds from issuance of common stock.............        96,000             200          270,619
  Proceeds from initial public offering, net.........            --              --       62,938,917
                                                        -----------     -----------     ------------
          Net cash provided by financing
            activities...............................       105,434             200       90,813,190
                                                        -----------     -----------     ------------
Net increase (decrease) in cash and cash
  equivalents........................................    (3,915,722)     (2,974,302)      61,358,569
Cash and cash equivalents at beginning of period.....    65,274,291      78,926,830               --
                                                        -----------     -----------     ------------
Cash and cash equivalents at end of period...........   $61,358,569     $75,952,528     $ 61,358,569
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

     We currently have four opioid painkillers in various stages of Phase II clinical trials, including our two lead product candidates MorViva(TM) and OxyTrex(TM). We have completed multiple Phase I and Phase II studies for MorViva(TM) and two pharmacokinetic and safety studies for OxyTrex(TM) and we are designing and conducting clinical trials to demonstrate the safety and efficacy of these two drug candidates. We are developing PTI-701 and PTI-601 on a very limited basis at the present time.

     We have prepared the accompanying unaudited condensed financial statements in accordance with generally accepted accounting principles for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain prior year balances have been reclassified for comparative purposes.

     These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes to those financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 2.  NET LOSS PER SHARE

     Basic net loss per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. The Company has computed its weighted-average shares outstanding for all periods presented excluding those common shares issued and outstanding that remain subject to the Company's repurchase rights. Diluted net loss per share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of common shares issued and outstanding subject to the Company's repurchase rights, outstanding stock options and outstanding warrants. All potential dilutive common shares were excluded from the calculation of diluted net loss per share because the representative share increments would be anti-dilutive.

NOTE 3.  1998 STOCK PLAN

     In accordance with the provisions of the 1998 Stock Plan, effective January 1, 2002 the number of shares of common stock authorized for issuance under the 1998 Stock Plan was increased from 6,000,000 to 7,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our unaudited condensed financial statements and accompanying notes included in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. Operating results are not necessarily indicative of results that may occur in future periods.

     The following discussion contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is the Company's intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to: statements about future operating losses and anticipated operating and capital expenditures; statements about the potential benefits of our products; statements relating to the timing, breadth, status or anticipated results of the clinical development of our products; statements relating to the protection of our intellectual property; statements about expected future sources of revenue; statements about potential competitors or competitive products; statements about future market acceptance of our products; statements about expenses increasing substantially or fluctuating; statements about future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions; statements about future non-cash charges related to option grants; statements about anticipated hiring; statements about the sufficiency of our current resources to fund our operations over the next twelve months; statements about increasing cash requirements; statements about future negative operating cash flows; statements about fluctuations in our operating results; and statements about development of our internal systems and infrastructure. Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company's drug candidates, unexpected adverse side effects or inadequate therapeutic efficacy of the Company's drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials), the uncertainty of patent protection for the Company's intellectual property or trade secrets, potential infringement of the intellectual property rights or trade secrets of third parties and the Company's ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed in the "Risk Factors" section and elsewhere in this document.

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

     We currently have four opioid painkillers in various stages of Phase II clinical trials, including our two lead product candidates, MorViva(TM)and OxyTrex(TM), and two other product candidates, PTI-701 and PTI-601:

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

     We have yet to generate any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative deficit of approximately $40.7 million through March 31, 2002. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates, salaries and other personnel related costs, including the amortization of deferred compensation associated with options granted to employees and non-employees, and general corporate expenses. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our product candidates, our need for clinical supplies, as well as the re-measurement of certain deferred stock compensation.

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2002 AND 2001

  Research and Development

     Research and development expense consists of non-cash stock based compensation (as described below) and other research and development expense. Other research and development expense consists of drug development work associated with our product candidates, primarily including costs of preclinical development, clinical trials, clinical supplies and related formulation and design costs, research payments to the Albert Einstein College of Medicine and salaries and other personnel related expenses. Other research and development expense was $2.7 million for the three months ended March 31, 2002 compared to $2.5 million for the three months ended March 31, 2001. The period to period increase of $0.2 million was primarily due to additional staff and increases in salaries and other personnel related costs. Other research and development expenses are expected to increase significantly over the next several years as our development efforts are expanded and our product candidates enter into various stages of clinical trials, and may vary from period to period due to the timing of these activities.

  General and Administrative

     General and administrative expense consists of non-cash stock based compensation (as described below) and other general and administrative expense. Other general and administrative expense consists primarily of salaries and other personnel related expenses to support our activities, consulting and professional services expenses, facilities expenses and other general corporate expenses. Other general and administrative expenses were $1.3 million for the three month period ended March 31, 2002 compared to $1.0 million for the three month period ended March 31, 2001. The period to period increase of $0.3 million was primarily due to additional staff and increases in salaries and other personnel related costs and amortization on leasehold improvements. General and administrative expense may increase in the future in support of increased research and development or general corporate activities.

  Non-Cash Stock Based Compensation

     Deferred stock compensation for options granted to employees represents the difference between the exercise price of the option and the fair value of our common stock on the date of grant in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Deferred compensation for non-employees is recorded at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123") and is periodically re-measured until the underlying options vest in accordance with Emerging Issues Task Force No. 96-18 ("EITF 96-18"). The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. The model considers a number of factors, including the market price and expected volatility of our common stock at the date of measurement or re-measurement. The compensation expense related to all grants is being amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option, generally four years. The graded vesting method results in expensing approximately 57% of the total award in year one, 26% in year two, 13% in year three and 4% in year four.

     We recognized non-cash stock based compensation expense for options granted as a component of both research and development expense and general and administrative expense totaling $0.3 million for the three months ended March 31, 2002 compared to a credit of ($0.3) million for the three months ended March 31, 2001. The change was primarily the result of fluctuations in the market price of our common stock period to period. There will also continue to be future non-cash charges for the amortization of deferred compensation related to options granted to employees and non-employees.

  Interest Income

     Interest income decreased to $0.3 million for the period ended March 31, 2002 from $1.1 million for the period ended March 31, 2001. The decrease of $0.8 million resulted from declining interest rates and lower average balances of cash and cash equivalents in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through the private placement of our preferred stock and the public sale of our common stock. We intend to continue to use these proceeds to fund research and development activities, capital expenditures, working capital and other general corporate purposes. As of March 31, 2002, cash and cash equivalents were $61.4 million. Currently, our cash and cash equivalents are primarily invested in money market funds.

     Net cash used in operating activities was $4.0 million for the period ended March 31, 2002 compared to $2.0 million in 2001. Cash used in operating activities related primarily to the funding of net operating losses partially offset by non-cash charges related to the amortization of deferred stock compensation and changes in operating asset and liability accounts during the quarter.

     Our investing activities used $0.9 million for the three months ended March 31, 2001 and consisted of purchases of property and equipment as well as the funding of tenant improvements in conjunction with the build-out of new office space. We had minimal investing expenditures in the current quarter. We expect to continue making investments in our infrastructure to support our operations.

     Our financing activities provided cash of $0.1 million for the period ended March 31, 2002 and we had minimal financing activities in the period ended March 31, 2001.

     We currently lease approximately 10,500 square feet of general office space. Lease payments under this lease agreement total $1.8 million and commenced in October 2000 through the ten-year term of the lease. In April 2001 we completed the build-out of tenant improvements and relocated to this facility and subsequently terminated existing sublease agreements on 6,150 feet of space.

     Under the terms of our license agreement with Albert Einstein College of Medicine, we are required to make milestone payments upon the achievement of certain regulatory and clinical events. In the aggregate, these success-based milestones may total up to $4.8 million including amounts due upon receipt of our first drug approval in the U.S. and in specified foreign countries. We also must pay Albert Einstein College of Medicine royalties based on a percentage of net sales of our products. If a product is combined with a drug or other substance for which we are paying an additional royalty, the royalty rate we pay to Albert Einstein College of Medicine will be reduced by one-half of the amount of such additional royalty.

     Since our inception we have incurred a cumulative deficit of approximately $40.7 million, including a net loss of $4.0 million in the period ended March 31, 2002, and we expect to incur significant additional operating losses for the next several years. Since inception we have used $26.8 million of cash in operating activities, used $2.7 million of cash in investing activities and $90.8 million of cash has been provided by financing activities, resulting in cash and cash equivalents of $61.4 million at March 31, 2002. We expect our cash requirements to increase in the foreseeable future as we continue to undertake preclinical and clinical trials for our product candidates; seek regulatory approvals for our product candidates; develop, formulate, manufacture and commercialize our drugs; implement additional internal systems and develop new infrastructure; acquire or in-license additional products or technologies, or expand the use of our technology; maintain, defend and expand the scope of our intellectual property; and hire additional personnel. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products, if any, and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

     You should carefully consider the following risk factors and all other information contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. In addition, the trading price of our common stock could suddenly decline due to the occurrence of any of these risks.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR SUBSTANTIAL LOSSES AND NEGATIVE OPERATING CASH FLOWS FOR THE FORESEEABLE FUTURE.

     We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $40.7 million as of March 31, 2002. We are not currently profitable. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

IF WE ARE UNABLE TO DESIGN, CONDUCT AND COMPLETE CLINICAL TRIALS SUCCESSFULLY, WE WILL NOT BE ABLE TO SUBMIT A NEW DRUG APPLICATION TO THE FDA.

     In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application, or NDA, which demonstrates that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. We have four product candidates in various stages of clinical trials including MorViva(TM) (previously known as PTI-501 (injectible version) and PTI-555 (oral version)), OxyTrex(TM)(previously known as PTI-801), PTI-701 and PTI-601. We have completed multiple Phase I and Phase II studies for MorViva(TM) and two pharmacokinetic and safety studies for OxyTrex(TM), and we are designing and conducting clinical trials to demonstrate the safety and efficacy of these two drug candidates in different clinical settings of pain. No significant trials are planned in the near future for PTI-701 or PTI-601. We will have to commit substantial time and additional resources to conducting further preclinical and clinical studies in several types of pain before we can submit NDAs with respect to any of these product candidates. Our other product candidates are at a much earlier stage of development and will require extensive preclinical and clinical testing before we can make any decision to proceed with their clinical development.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We had no holdings of derivative financial or commodity instruments, and as of March 31, 2002 all of our cash and cash equivalents were in money market and checking funds with variable, market rates of interest.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The following exhibits have been filed with this report:

3.1*    Amended and restated Certificate of Incorporation.
3.2*    Amended and restated Bylaws.
4.1*    Specimen Common Stock Certificate.

---------------
* Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

     (b) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

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

Date: May 14, 2002