Form 10-Q
period 2002-06-30
PAIN THERAPEUTICS INC
filed 2002-08-13
CIK 1069530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 000-29959

Pain Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1911336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

416 Browning Way, South San Francisco, CA 94080

(Address of principal executive offices) (Zip Code)

(650) 624-8200

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	27,201,580 Shares
(Class)	(Outstanding at July 31, 2002)

________________________________________________________________________________

PAIN THERAPEUTICS, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$57,805,993	$65,274,291
Interest receivable	82,866	116,688
Prepaid expenses	499,906	323,323

Total current assets	58,388,765	65,714,302
Property and equipment, net	2,175,800	2,346,494
Other assets	75,000	75,000

Total assets	$60,639,565	$68,135,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,406,197	$2,170,211
Accrued compensation and benefits	455,994	283,607
Other accrued liabilities	140,895	65,653

Total liabilities	2,003,086	2,519,471

Stockholders’ equity
Preferred stock	—	—
Common stock	27,202	26,838
Additional paid-in-capital	104,334,258	104,209,656
Deferred compensation	(1,117,859)	(1,733,524)
Notes receivable from stockholders	(160,798)	(180,913)
Deficit accumulated during the development stage	(44,446,324)	(36,705,732)

Total stockholders’ equity	58,636,479	65,616,325

Total liabilities and stockholders’ equity	$60,639,565	$68,135,796

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					May 4, 1998
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		through
					June 30,
	2002	2001	2002	2001	2002

Operating expenses:
Licensing fees	$—	$—	$—	$—	$100,000
Research and development:
Non-cash stock based compensation	46,108	(353,312)	145,937	(800,297)	5,654,802
Other research and development expense	2,627,886	3,041,839	5,343,474	5,563,249	28,265,756

Total research and development expense	2,673,994	2,688,527	5,489,411	4,762,952	33,920,558

General and administrative:
Non-cash stock based compensation	144,558	238,953	387,479	415,045	6,459,106
Other general and administrative expense	1,162,072	991,485	2,424,736	2,029,816	10,523,223

Total general and administrative expense	1,306,630	1,230,438	2,812,215	2,444,861	16,982,329

Total operating expenses	3,980,624	3,918,965	8,301,626	7,207,813	51,002,887

Operating loss	(3,980,624)	(3,918,965)	(8,301,626)	(7,207,813)	(51,002,887)
Interest income	266,310	835,113	561,434	1,931,132	6,560,163

Net loss before income taxes	(3,714,314)	(3,083,852)	(7,740,192)	(5,276,681)	(44,442,724)
Income tax expense	200	200	400	400	3,600

Net loss	(3,714,514)	(3,084,052)	(7,740,592)	(5,277,081)	(44,446,324)
Return to series C preferred shareholders for beneficial conversion feature	—	—	—	—	(14,231,595)

Net loss available to common shareholders	$(3,714,514)	$(3,084,052)	$(7,740,592)	$(5,277,081)	$(58,677,919)

Basic and diluted net loss per share	$(0.14)	$(0.12)	$(0.29)	$(0.21)

Weighted-average shares used in computing basic and diluted net loss per share	27,036,570	25,029,157	26,972,954	24,718,634

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			May 4, 1998
	Six Months Ended		(Inception)
	June 30,		through
			June 30,
	2002	2001	2002

Cash flows from operating activities:
Net loss	$(7,740,592)	$(5,277,081)	$(44,446,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	175,601	71,581	470,270
Amortization of deferred compensation	533,415	(385,252)	9,379,887
Non-cash expense for options and warrants issued	—	—	2,767,829
Loss on disposal of property and equipment	—	49,684	52,413
Changes in operating assets and liabilities:
Interest receivable	33,822	189,920	(82,866)
Prepaid expenses	(176,583)	333,784	(499,906)
Other assets	—	—	(75,000)
Accounts payable	(764,014)	(969,983)	1,406,197
Accrued compensation and benefits	172,387	37,896	455,994
Other accrued liabilities	75,242	(33,018)	140,895

Net cash used in operating activities	(7,690,722)	(5,982,469)	(30,430,611)

Cash flows used in investing activities:
Purchase of property and equipment	(4,907)	(1,286,753)	(2,698,483)

Cash flows from financing activities:
Proceeds from issuance of series B redeemable convertible preferred stock, net	—	—	9,703,903
Proceeds from issuance of series C redeemable convertible preferred stock, net	—	—	15,194,835
Repayment (funding) of notes receivable by stockholders	20,115	(93,000)	75,598
Proceeds from issuance of series A convertible preferred stock, net	—	—	2,639,999
Proceeds from issuance of common stock	207,216	77,484	381,835
Proceeds from initial public offering, net	—	—	62,938,917

Net cash provided by (used in) financing activities	227,331	(15,516)	90,935,087

Net increase (decrease) in cash and cash equivalents	(7,468,298)	(7,284,738)	57,805,993
Cash and cash equivalents at beginning of period	65,274,291	78,926,830	—

Cash and cash equivalents at end of period	$57,805,993	$71,642,092	$57,805,993

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

      Our development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability and protection of our products and processes. In addition, we have product candidates that have not yet obtained Food and Drug Administration approval. Successful future operations depend on our ability to conduct clinical trials and obtain regulatory approval for these products.

      We currently have four opioid painkillers in various stages of Phase II clinical trials, including our two lead product candidates MorVivaTM and OxyTrexTM. We have completed multiple Phase I and Phase II studies for MorVivaTM and pharmacokinetic and safety studies for OxyTrexTM, and we are designing and conducting clinical trials to demonstrate the safety and efficacy of these two drug candidates. We are developing PTI-701 and PTI-601 on a very limited basis at the present time.

      We have prepared the accompanying unaudited condensed financial statements in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain prior year balances have been reclassified for comparative purposes.

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

Note 2.     Net Loss Per Share

      Basic net loss per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. The Company has computed its weighted-average shares outstanding for all periods presented excluding those common shares issued and outstanding that remain subject to the Company’s repurchase rights. Diluted net loss per share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of common shares issued and outstanding subject to the Company’s repurchase rights, outstanding stock options and outstanding warrants. All potential dilutive common shares

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO CONDENSED FINANCIAL STATEMENTS — (Continued)

were excluded from the calculation of diluted net loss per share because the representative share increments would be anti-dilutive.

Note 3.     1998 Stock Plan

      In accordance with the provisions of the 1998 Stock Plan, effective January 1, 2002, the number of shares of common stock authorized for issuance under the 1998 Stock Plan was increased from 6,000,000 to 7,000,000 shares.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      The following discussion contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is the Company’s intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to: statements about future operating losses and anticipated operating and capital expenditures; statements about the potential benefits of our products; statements relating to the timing, breadth, status or anticipated results of the clinical development of our products; statements relating to the protection of our intellectual property; statements about expected future sources of revenue; statements about potential competitors or competitive products; statements about future market acceptance of our products; statements about expenses increasing substantially or fluctuating; statements about future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions; statements about future non-cash charges related to option grants; statements about anticipated hiring; statements about the sufficiency of our current resources to fund our operations over the next twelve months; statements about increasing cash requirements; statements about future negative operating cash flows; statements about fluctuations in our operating results; and statements about development of our internal systems and infrastructure. Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company’s drug candidates, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials), the uncertainty of patent protection for the Company’s intellectual property or trade secrets, potential infringement of the intellectual property rights or trade secrets of third parties and the Company’s ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

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

      We currently have four opioid painkillers in various stages of Phase II clinical trials, including our two lead product candidates, MorVivaTM and OxyTrexTM, and two other product candidates, PTI-701 and PTI-601:

•	MorVivaTM is the brand name for our product previously known as PTI-501 (injectible version) and PTI-555 (oral version), which we are developing to treat patients with severe pain in an acute setting.

•	OxyTrexTM is the brand name for our product previously known as PTI-801 which we are developing to treat patients with moderate to severe pain in a chronic setting.

•	PTI-701 is our next generation version of hydrocodone, which we are developing to treat patients with acute moderate to severe pain in an acute setting.

•	PTI-601 is our next generation version of tramadol, which we are developing to treat patients with moderate pain in an acute setting.

      Based on the results of multiple Phase I and Phase II studies completed for MorVivaTM and pharmacokinetic and safety studies completed for OxyTrexTM, we are designing and conducting clinical trials to demonstrate the safety and efficacy of these two drug candidates in different clinical settings of pain. We are currently developing PTI-701 and PTI-601 on a very limited basis in order to focus our financial resources on MorVivaTM and OxyTrexTM.

      We have yet to generate any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative deficit of approximately $44.4 million through June 30, 2002. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of preclinical development and clinical trials as well as clinical supplies associated with our product candidates, salaries and other personnel related costs, including the amortization of deferred compensation associated with options granted to employees and non-employees, and general corporate expenses. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our product candidates, our need for clinical supplies, as well as the re-measurement of certain deferred stock compensation.

      We expect to incur significant additional operating losses for the next several years. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake preclinical and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

Results of Operations

Three Months Ended June 30, 2002 and 2001

Research and Development

      Research and development expense consists of non-cash stock based compensation (as described below) and other research and development expense. Other research and development expense consists of drug development work associated with our product candidates, primarily including costs of preclinical development, clinical trials, clinical supplies and related formulation and design costs, research payments to the Albert Einstein College of Medicine and salaries and other personnel related expenses. Other research and development expense was $2.6 million for the three months ended June 30, 2002 compared to $3.0 million for the three months ended June 30, 2001. The period to period decrease of $0.4 million was primarily due to lower clinical trial related expenses, partially offset by additional staff and increases in salaries and other personnel related costs. The period to period decrease in clinical trial related expenses was a result of the timing and enrollment rates of clinical trials for our product candidates and research and development payments to Albert Einstein College of Medicine included in the 2001 period. Other research and development expenses are expected to increase as our development efforts are expanded and our product candidates enter into various stages of clinical trials, including the initiation in the current period of a 50 patient multi-dose safety and pharmacokinetic study for OxyTrexTM and the planned third quarter initiation of a 350 patient safety and pharmacokenetic study for OxyTrexTM. Other research and development expenses may vary from period to period due to the timing of these activities.

General and Administrative

      General and administrative expense consists of non-cash stock based compensation (as described below) and other general and administrative expense. Other general and administrative expense consists primarily of salaries and other personnel related expenses to support our activities, consulting and professional services expenses, facilities expenses and other general corporate expenses. Other general and administrative expenses were $1.2 million for the three month period ended June 30, 2002 compared to $1.0 million for the three month period ended June 30, 2001. The period to period increase of $0.2 million was primarily due to additional staff and increases in salaries and other personnel related costs and amortization of leasehold improvements. General and administrative expense may increase in the future in support of increased research and development or general corporate activities.

Non-Cash Stock Based Compensation

      Deferred stock compensation for options granted to employees represents the difference between the exercise price of the option and the fair value of our common stock on the date of grant in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Deferred compensation for non-employees is recorded at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and is periodically re-measured until the underlying options vest in accordance with Emerging Issues Task Force No. 96-18 (“EITF 96-18”). The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. The model considers a number of factors, including the market price and expected volatility of our common stock at the date of measurement or re-measurement. The compensation expense related to all grants is being amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option, generally four years. The graded vesting method results in expensing approximately 57% of the total award in year one, 26% in year two, 13% in year three and 4% in year four.

      We recognized non-cash stock based compensation expense for options granted as a component of both research and development expense and general and administrative expense totaling $0.2 million for the three months ended June 30, 2002 compared to a credit of ($0.1) million for the three months ended June 30, 2001. The change was primarily the result of fluctuations in the market price of our common stock period to period. There will also continue to be future non-cash charges for the amortization of deferred compensation related to options granted to employees and non-employees.

Interest Income

      Interest income decreased to $0.3 million for the quarter ended June 30, 2002 from $0.8 million for the quarter ended June 30, 2001. The decrease of $0.5 million resulted from declining interest rates and lower average balances of cash and cash equivalents in the 2002 period.

Six Months Ended June 30, 2002 and 2001

Research and Development

      Research and development expense consists of non-cash stock based compensation (as described below) and other research and development expense. Other research and development expense was $5.3 million and $5.6 million for the six month period ended June 30, 2002 and 2001, respectively. The period to period decrease of $0.3 million was primarily due to lower clinical trial related expenses, partially offset by additional staff and increases in salaries and other personnel related costs and preclinical expenses. The period to period decrease in clinical trial related expenses was a result of the timing and enrollment rates of clinical trials for our product candidates and research and development payments to Albert Einstein College of Medicine included in the 2001 period. Other research and development expenses are expected to increase as our development efforts are expanded and our product candidates enter into various stages of clinical trials, including the initiation in the current period of a 50 patient multi-dose safety and pharmacokinetic study for OxyTrexTM and the planned third quarter initiation of a 350 patient safety and pharmacokinetic study for OxyTrexTM. Other research and development expenses may vary from period to period due to the timing of these activities.

General and Administrative

      General and administrative expense consists of non-cash stock based compensation (as described below) and other general and administrative expense. Other general and administrative expenses were $2.4 million for the six month period ended June 30, 2002 and $2.0 million for the comparable period in 2001. The period to period increase of $0.4 million was primarily due to additional staff and increases in salaries and other personnel related costs and amortization of leasehold improvements. General and administrative expense may increase in the future in support of increased research and development or general corporate activities.

Non-Cash Stock Based Compensation

      We recognized non-cash stock based compensation expense for options granted as a component of both research and development expense and general and administrative expense totaling $0.5 million for the six month period ended June 30, 2002, compared to a credit of ($0.4) million for the six month period ended June 30, 2001. The change was primarily the result of fluctuations in the market price of our common stock period to period. There will also continue to be future non-cash charges for the amortization of deferred compensation related to options granted to employees and non-employees.

Interest Income

      Interest income decreased to $0.6 million for the six month period ended June 30, 2002 from $1.9 million for the six month period ended June 30, 2001. The decrease of $1.3 million resulted from declining interest rates and lower average balances of cash and cash equivalents in the 2002 period.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through the private placement of our preferred stock and the public sale of our common stock. We intend to continue to use these proceeds to fund research and development activities, capital expenditures, working capital and other general corporate purposes. As of June 30, 2002, cash and cash equivalents were $57.8 million and are primarily invested in money market funds.

      Net cash used in operating activities was $7.7 million for the six month period ended June 30, 2002 compared to $6.0 million in 2001. Cash used in operating activities related primarily to the funding of net operating losses as adjusted for non-cash item and changes in operating assets and liability accounts during the period.

      Our investing activities used $1.3 million for the six months ended June 30, 2001 and consisted of purchases of property and equipment as well as the funding of tenant improvements in conjunction with the build-out of new office space. We had minimal investing expenditures in the current period. We expect to continue making investments in our infrastructure to support our operations.

      Our financing activities provided cash of $0.2 million for the period ended June 30, 2002 and we had minimal financing activities in the period ended June 30, 2001.

      We currently lease approximately 10,500 square feet of general office space. Lease payments under this lease agreement total $1.8 million and commenced in October 2000 through the ten-year term of the lease. In

April 2001 we completed the build-out of leasehold improvements and relocated to this facility and subsequently terminated existing sublease agreements on 6,150 feet of space.

      Under the terms of our license agreement with Albert Einstein College of Medicine, we are required to make milestone payments upon the achievement of certain regulatory and clinical events. In the aggregate, these success-based milestones may total up to $4.8 million, including amounts due upon receipt of our first drug approval in the U.S. and in specified foreign countries. We also must pay Albert Einstein College of Medicine royalties based on a percentage of net sales of our products. If a product is combined with a drug or other substance for which we are paying an additional royalty, the royalty rate we pay to Albert Einstein College of Medicine will be reduced by one-half of the amount of such additional royalty.

      Since our inception we have incurred a cumulative deficit of approximately $44.4 million, including a net loss of $7.7 million in the six month period ended June 30, 2002, and we expect to incur significant additional operating losses for the next several years. Since inception we have used $30.4 million of cash in operating activities, used $2.7 million of cash in investing activities and $90.9 million of cash has been provided by financing activities, resulting in cash and cash equivalents of $57.8 million at June 30, 2002. We expect our cash requirements to increase in the foreseeable future as we continue to undertake preclinical and clinical trials for our product candidates, including the planned third quarter initiation of a 350 patient safety and pharmacokinetic study for OxyTrexTM; seek regulatory approvals for our product candidates; develop, formulate, manufacture and commercialize our drugs; implement additional internal systems and develop new infrastructure; acquire or in-license additional products or technologies, or expand the use of our technology; maintain, defend and expand the scope of our intellectual property; and hire additional personnel. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products, if any, and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Risk Factors

      You should carefully consider the following risk factors and all other information contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. Risks and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business, operating results and financial condition could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks.

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

      We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $44.4 million as of June 30, 2002. We are not currently profitable. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake preclinical and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

      Until we receive regulatory approval and commercialize one or more of our products, we will have to fund all of our operations and capital expenditures from cash on hand. We expect that our current cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, if we experience unanticipated cash requirements, we may need to raise additional funds much sooner and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional equity securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we do not succeed in raising additional funds, we may be unable to complete planned clinical trials or obtain FDA approval of our product candidates, and we could be forced to discontinue product development, reduce sales and marketing efforts and forego attractive business opportunities.

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

      In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application, or NDA, which demonstrates that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. We have four product candidates in various stages of clinical trials including MorVivaTM (previously known as PTI-501 (injectible version) and PTI-555 (oral version)), OxyTrexTM (previously known as PTI-801), PTI-701 and PTI-601. We have completed multiple Phase I and Phase II studies for MorVivaTM and pharmacokinetic and safety studies for OxyTrexTM, and we are designing and conducting clinical trials to demonstrate the safety and efficacy of these two drug candidates in different clinical settings of pain. We will have to commit substantial time and additional resources to conducting further preclinical and clinical studies in several types of pain before we can submit NDAs with respect to any of these product candidates. Our other product candidates are at a much earlier stage of development and will require extensive preclinical and clinical testing before we can make any decision to proceed with their clinical development.

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

      Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product candidate and requires the expenditure of substantial resources for research and development and testing. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses. The FDA may require us to conduct additional clinical testing or to commit to perform post-marketing studies, in which cases we would have to expend additional unanticipated time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and product revenues from, our product candidates;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise enjoy.

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

      Even if the FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs;

•	cost-effectiveness of our drugs relative to competing products;

•	availability of reimbursement for our products from government or healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

      We have no manufacturing facilities and have limited experience in drug product development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or to test the technical performance of our product candidates. We currently rely on a limited number of experienced personnel and a small number of contract manufacturers and other vendors to formulate, test, supply, store and distribute drug supplies for our clinical trials. Our reliance on a limited number of vendors exposes us to the following risks, any of which could delay our clinical trials, and consequently delay FDA approval of our product candidates and commercialization of our products, result in higher costs or deprive us of potential product revenues:

•	Contract commercial manufacturers, their sub-contractors or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy clinical needs or commercial demand, may experience technical issues that impact quality, and may experience shortages of qualified personnel to adequately staff production operations. The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, FDA must approve any alternative manufacturer of our product before we may use the alternative manufacturer to produce our clinical supplies. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturers and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products.

•	Approved third party commercial drug manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to such innovation.

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

      We will compete for market share against fully integrated pharmaceutical companies or other companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have opioid painkillers already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing, distributing and selling drugs.

Developments by competitors may render our products or technologies obsolete or non-competitive.

      Alternative technologies and products are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or are awaiting approval from the FDA. Such alternatives include Elan’s ZiconotideTM and Endo Pharmaceuticals’ MorphiDex®. In addition, companies that sell generic opioid drugs represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel, parties for acquisitions, joint ventures or other collaborations.

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

      Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

•	government and health administration authorities;

•	private health maintenance organizations and health insurers; and

•	other healthcare payers.

      Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, health maintenance organizations (HMO’s) and managed care organizations (MCO’s), are challenging the prices charged for medical products and services and/or are seeking pharmacoeconomic data to justify formulary acceptance and reimbursement practices. Government and other healthcare payers increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has or has not granted labeling approval. Third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our products, market acceptance of them could be limited.

Our stock price has been volatile and could experience a sudden decline in value.

      Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to general market volatility and other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new commercial products by us or others;

•	results of our preclinical and clinical trials;

•	developments in patent or other proprietary rights by us or others;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	comments or opinions by securities analysts or major shareholders;

•	future sales of our common stock by existing stockholders;

•	regulatory developments or changes in regulatory guidance;

•	developments in the application of new or existing accounting pronouncements and reporting obligations;

•	litigation or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume

      The stock market in general, and the NASDAQ National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage and development stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

      Recently, the NASDAQ proposed certain new rules which, if adopted in their current form, may require us to make significant changes to the membership of our board of directors and audit and compensation committees. If we are unable to comply with the new rules within the time frame proscribed by the NASDAQ, we could be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We had no holdings of derivative financial or commodity instruments, and as of June 30, 2002 all of our cash and cash equivalents were in money market and checking funds with variable, market rates of interest.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Changes in Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders was held on May 30, 2002 at the offices of Wilson Sonsini Goodrich & Rosati, Professional Corporation located at 650 Page Mill Road, Palo Alto, California 94304 at 10:00 a.m. Of the 27,166,603 shares of Pain Therapeutics Common Stock entitled to vote at the meeting, 22,992,899 shares, representing 85% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Proposal I — Election of Two Class II Directors

      The stockholders elected two directors to serve until our Annual Meeting of Stockholders held in 2005. The votes regarding the election of directors were as follows:

Name	Votes for Director	Votes Withheld

Gert Caspritz, Ph.D.	22,948,471	44,428
Richard G. Stevens, CPA	22,948,146	44,753

      The Company’s other directors with terms of office as directors that continue after the Annual Meeting of Stockholders are Remi Barbier, Nadav Friedman, M.D., Ph.D., Michael J. O’Donnell and Sanford Robertson.

Proposal II — Amendment to the Pain Therapeutics, Inc. 1998 Stock Plan

      The stockholders approved the amendment to the Pain Therapeutics, Inc. 1998 Stock Plan. The amendment provided for (i) initial stock option grants to non-employee directors to purchase 25,000 shares of common stock to be granted on the date of the first Board of Directors or other committee meeting attended by a non-employee director and (ii) an increase in annual stock option grants to non-employee directors from 20,000 shares to 25,000 share of Common Stock to be granted on the date of each annual meeting of stockholders. There were 13,849,954 votes cast for the proposal, 6,878,919 against the proposal, 7,189 abstentions and 2,256,837 broker non-votes.

Proposal III — Approval of the Option Grant Limitations Contained in the 1998 Stock Plan for Purposes of Section 162(m) of the Internal Revenue Code of 1986, as Amended

      The stockholders approved the option grant limitations contained in the 1998 Stock Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. There were 20,433,246 votes cast for the proposal, 295,692 against the proposal, 7,124 abstentions and 2,256,837 broker non-votes.

Proposal IV — Ratification of Appointment of Ernst and Young LLP as Independent Public Accountants to the Company for the Fiscal Year Ending December 31, 2002

      The stockholders approved the ratification of Ernst and Young LLP as independent public accountants to the Company for the fiscal year ending December 31, 2002. There were 22,736,060 votes cast for the proposal, 253,569 against the proposal, 3,270 abstentions and no broker non-votes.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

      The following exhibits have been filed with this report:

3.1*	Amended and restated Certificate of Incorporation.
3.2*	Amended and restated Bylaws.
4.1*	Specimen Common Stock Certificate.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

      (b) Reports on Form 8-K.

      On April 17, 2002 we filed a report on Form 8-K regarding a change in the Company’s Certifying Accountants.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAIN THERAPEUTICS, INC.
(Registrant)

/s/ REMI BARBIER

Remi Barbier
President, Chief Executive Officer
and Chairman of the Board of Directors

/s/ DAVID L. JOHNSON

David L. Johnson
Chief Financial Officer

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
No.	Description

3.1*	Amended and restated Certificate of Incorporation.
3.2*	Amended and restated Bylaws.
4.1*	Specimen Common Stock Certificate.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.