Form 10-Q
period 2002-09-30
PAIN THERAPEUTICS INC
filed 2002-11-12
CIK 1069530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2002

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

      Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	27,182,100 Shares

Class	Outstanding at October 31, 2002

PAIN THERAPEUTICS, INC.

		Page No.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Balance Sheets — September 30, 2002 and December 31, 2001	2
	Condensed Statements of Operations — Three and Nine Month Periods Ended September 30, 2002 and 2001 and the Period from May 4, 1998 (Inception) Through September 30, 2002	3
	Condensed Statements of Cash Flows — Nine Month Periods Ended September 30, 2002 and 2001 and the Period from May 4, 1998 (Inception) Through September 30, 2002	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 2.	Change in Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits and Reports on Form 8-K	20
Signatures		21
Certifications		22

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$53,892,508	$65,274,291
Interest receivable	74,247	116,688
Prepaid expenses	563,181	323,323

Total current assets	54,529,936	65,714,302
Property and equipment, net	2,086,360	2,346,494
Other assets	75,000	75,000

Total assets	$56,691,296	$68,135,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,072,243	$2,170,211
Accrued compensation and benefits	245,766	283,607
Other accrued liabilities	141,940	65,653

Total liabilities	1,459,949	2,519,471

Stockholders’ equity
Preferred stock	—	—
Common stock	27,183	26,838
Additional paid-in-capital	104,088,441	104,209,656
Deferred compensation	(1,266,928)	(1,733,524)
Notes receivable from stockholders	(120,964)	(180,913)
Deficit accumulated during the development stage	(47,496,385)	(36,705,732)

Total stockholders’ equity	55,231,347	65,616,325

Total liabilities and stockholders’ equity	$56,691,296	$68,135,796

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					May 4, 1998
	Three Months Ended		Nine Months Ended		(Inception)
	September 30,		September 30,		Through
					September 30,
	2002	2001	2002	2001	2002

Operating expenses:
Licensing fees	$—	$—	$—	$—	$100,000
Research and development:
Non-cash stock based compensation	(397,990)	141,180	(252,053)	(659,118)	5,256,812
Other research and development expense	2,528,134	2,468,904	7,871,603	8,032,152	30,793,885

Total research and development expense	2,130,144	2,610,084	7,619,550	7,373,034	36,050,697

General and administrative:
Non-cash stock based compensation	5,204	252,691	392,683	667,734	6,464,310
Other general and administrative expense	1,153,854	1,146,010	3,578,594	3,175,831	11,677,081

Total general and administrative expense	1,159,058	1,398,701	3,971,277	3,843,565	18,141,391

Total operating expenses	3,289,202	4,008,785	11,590,827	11,216,599	54,292,088

Operating loss	(3,289,202)	(4,008,785)	(11,590,827)	(11,216,599)	(54,292,088)
Other income:
Interest income	239,341	638,879	800,774	2,570,012	6,799,503

Net loss before income taxes	(3,049,861)	(3,369,906)	(10,790,053)	(8,646,587)	(47,492,585)
Income tax expense	200	200	600	600	3,800

Net loss	(3,050,061)	(3,370,106)	(10,790,653)	(8,647,187)	(47,496,385)
Return to series C preferred shareholders for beneficial conversion feature	—	—	—	—	(14,231,595)

Net loss available to common shareholders	$(3,050,061)	$(3,370,106)	$(10,790,653)	$(8,647,187)	$(61,727,980)

Basic and diluted net loss per share	$(0.11)	$(0.13)	$(0.40)	$(0.35)

Weighted-average shares used in computing basic and diluted net loss per share	27,094,395	25,618,737	27,013,784	25,027,506

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			May 4,1998
	Nine Months Ended		(Inception)
	September 30,		Through
			September 30,
	2002	2001	2002

Cash flows from operating activities:
Net loss	$(10,790,653)	$(8,647,187)	$(47,496,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263,095	157,826	557,764
Amortization of deferred compensation	351,014	8,616	9,197,486
Non-cash expense (credit) for options and warrants issued	(188,808)	—	2,579,021
Loss on disposal of property and equipment	1,946	49,684	54,359
Changes in operating assets and liabilities:
Interest receivable	42,441	244,919	(74,247)
Prepaid expenses	(239,858)	79,537	(563,181)
Other assets	—	—	(75,000)
Account spayable	(1,097,968)	(1,082,407)	1,072,243
Accrued compensation and benefits	(37,841)	46,651	245,766
Accrued liabilities	76,287	(30,593)	141,940

Net cash used in operating activities	(11,620,345)	(9,172,954)	(34,360,234)

Cash flows used in investing activities:
Purchase of property and equipment	(4,907)	(1,339,581)	(2,698,483)

Cash flows from financing activities:
Proceeds from issuance of series B redeemable convertible preferred stock, net	—	—	9,703,903
Proceeds from issuance of series C redeemable convertible preferred stock, net	—	—	15,194,835
Repayment (funding) of notes receivable by stockholders	40,149	(93,000)	95,632
Proceeds from issuance of series A convertible preferred stock, net	—	—	2,639,999
Proceeds from issuance of common stock, net of repurchases	203,320	120,485	377,939
Proceeds from initial public offering, net	—	—	62,938,917

Net cash provided by financing activities	243,469	27,485	90,951,225

Net increase (decrease) in cash and cash equivalents	(11,381,783)	(10,485,050)	53,892,508
Cash and cash equivalents at beginning of period	65,274,291	78,926,830	—

Cash and cash equivalents at end of period	$53,892,508	$68,441,780	$53,892,508

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

      We currently have four opioid painkillers in various stages of Phase II clinical trials, including our two lead product candidates MorVivaTM and OxyTrexTM. We have completed multiple pharmacokinetic, Phase I or Phase II studies for MorVivaTM or OxyTrexTM. We continue to design and conduct clinical trials to demonstrate the safety and efficacy of these two drug candidates. We are developing PTI-701, PTI-601 and the use of low-dose antagonist alone on a very limited basis at the present time. We have announced a pilot program directed at the treatment of irritable bowel syndrome (IBS) with low-dose opioid antagonist.

      We have prepared the accompanying unaudited condensed financial statements in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain prior year balances have been reclassified for comparative purposes.

      These unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and notes to those financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses incurred during the reporting period. Actual results could differ from those reported amounts.

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

      The following discussion contains forward-looking statements based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is the Company’s intent that such statements be protected by the safe harbor created thereby. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to: statements about our future operating losses and anticipated operating and capital expenditures; statements about the potential benefits of our product candidates; statements relating to the timing, breadth, status or anticipated results of the clinical development of our product candidates; statements relating to the protection of our intellectual property; statements about expected future sources of revenue; statements about potential competitors or competitive products; statements about future market acceptance of our products; statements about expenses increasing substantially or fluctuating; statements about future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions; statements about future non-cash charges related to option grants; statements about anticipated hiring; statements about the sufficiency of our current resources to fund our operations over the next twelve months; statements about increasing cash requirements; statements about future negative operating cash flows; statements about fluctuations in our operating results; and statements about development of our internal systems and infrastructure. Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the Company’s product candidates, unexpected adverse side effects or inadequate therapeutic efficacy of the Company’s drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials); the uncertainty of patent protection for the Company’s intellectual property or trade secrets or potential infringement of the intellectual property rights or trade secrets of third parties; and the Company’s ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

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

      We currently have four opioid painkillers in various stages of Phase II clinical trials, including our two lead product candidates, MorVivaTM and OxyTrexTM, and two other product candidates, PTI-701 and PTI-601:

•	MorVivaTM is the brand name for our product previously known as PTI-501 (injectable version) and PTI-555 (oral version), which we are developing to treat patients with severe pain in an acute setting.

•	OxyTrexTM is the brand name for our product previously known as PTI-801 which we are developing to treat patients with moderate to severe pain in a chronic setting.

•	PTI-701 is our next generation version of hydrocodone, which we are developing to treat patients with acute moderate to severe pain in an acute setting.

•	PTI-601 is our next generation version of tramadol, which we are developing to treat patients with moderate pain in an acute setting.

      Based on the results of multiple pharmacokinetic, Phase I or Phase II studies completed for MorVivaTM or OxyTrexTM, we continue to design and conduct clinical trials to demonstrate the safety and efficacy of these two drug candidates in different clinical settings of pain. We are currently developing PTI-701 and PTI-601 on a very limited basis in order to focus our financial resources on MorVivaTM and OxyTrexTM. On a limited basis, we also plan to explore the clinical use of low-dose opioid antagonists alone. In October we announced a pilot program directed at the treatment of irritable bowel syndrome (IBS) with low-dose opioid antagonist.

      We have yet to generate any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative deficit of approximately $47.5 million through September 30, 2002. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of preclinical development and clinical trials as well as clinical supplies associated with our product candidates, salaries and other personnel related costs, including the amortization of deferred compensation associated with options granted to employees and non-employees, and general corporate expenses. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our product candidates, our need for clinical supplies and related formulation and design costs, as well as the re-measurement of certain deferred stock compensation.

      We expect to incur significant additional operating losses during the next several years. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

      Sources of revenue for the foreseeable future may also include payments from potential collaborative arrangements, including license fees, funded research payments, milestone payments and royalties based on revenues received from products commercialized under such arrangements. We currently do not have any such arrangements in place.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Research and Development

      Research and development expense consists of non-cash stock based compensation (as described below) and other research and development expense. Other research and development expense consists of drug development work associated with our product candidates, primarily including costs of preclinical development, clinical trials, clinical supplies and related formulation and design costs, research payments to the Albert Einstein College of Medicine and salaries and other personnel related expenses. Other research and development expense was $2.5 million for each of the three month periods ended September 30, 2002 and 2001 as a result of the timing and enrollment rates of clinical trials for our product candidates. During the current quarter we completed a fourteen day, multi-dose study for OxyTrexTM. Preliminary results of this safety study indicate that no serious health consequences resulted from the use of various dosage forms of OxyTrexTM. Other research and development expenses are expected to increase as we expand our development efforts and as our product candidates enter into various stages of clinical trials, including the planned fourth quarter initiation of a large, twenty-one day, multi-dose safety study for OxyTrexTM. Other research and development expenses may vary from period to period due to the timing of these activities.

General and Administrative

      General and administrative expense consists of non-cash stock based compensation (as described below) and other general and administrative expense. Other general and administrative expense consists primarily of salaries and other personnel related expenses to support our activities, consulting and professional services expenses, facilities expenses and other general corporate expenses. Other general and administrative expense was $1.2 million for the three-month period ended September 30, 2002 compared to $1.1 million for the three-month period ended September 30, 2001. General and administrative expense may increase in the future in support of increased research and development or general corporate activities.

Non-Cash Stock Based Compensation

      Deferred stock compensation for options granted to employees and directors represents the difference between the exercise price of the option and the fair value of our common stock on the date of grant in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Deferred compensation for non-employees is recorded at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and is periodically re-measured until the underlying options vest in accordance with Emerging Issues Task Force No. 96-18 (“EITF 96-18”). The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. The model considers a number of factors, including the market price and expected volatility of our common stock at the date of measurement or re-measurement. The compensation expense related to all grants is being amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option, generally four years. The graded vesting method results in expensing approximately 57% of the total award in year one, 26% in year two, 13% in year three and 4% in year four.

      We recognized a credit to non-cash stock based compensation expense for options granted as a component of both research and development expense and general and administrative expense totaling ($0.4) million for the three months ended September 30, 2002 compared to an expense of $0.4 million for the three months ended September 30, 2001. The change was primarily the result of period-to-period fluctuations in the market price of our common stock as well as the impact of the reversal of previously expensed options returned to the company due to employee turnover. There will also continue to be future non-cash charges for the amortization of deferred compensation related to options granted to employees and non-employees.

Interest Income

      Interest income decreased to $0.2 million for the quarter ended September 30, 2002 from $0.6 million for the quarter ended September 30, 2001. The decrease of $0.4 million resulted from declining interest rates and lower average balances of cash and cash equivalents in the 2002 period.

Nine Months Ended September 30, 2002 and 2001

Research and Development

      Research and development expense consists of non-cash stock based compensation (as described below) and other research and development expense. Other research and development expense was $7.9 million and $8.0 million for the nine-month periods ended September 30, 2002 and 2001, respectively. The period-to-period decrease of $0.1 million was primarily due to lower clinical trial related expenses, partially offset by additional staff and increases in salaries and other personnel related costs and preclinical expenses. The period-to-period decrease in clinical trial related expenses was a result of the timing and enrollment rates of clinical trials for our product candidates and research and development payments to Albert Einstein College of Medicine included in the 2001 period. During the current nine-month period we completed a fourteen-day, multi-dose study for OxyTrexTM and a 160 patient, multi-dose safety study for MorVivaTM. Preliminary results of these safety studies indicated that no serious health consequences resulted from the use of various dosage forms of OxyTrexTM and three different dose levels of MorVivaTM. Other research and development expenses are expected to increase as we expand our development efforts and as our product candidates enter into various stages of clinical trials, including the planned fourth quarter initiation of a large, twenty-one day, multi-dose safety study for OxyTrexTM. Other research and development expenses may vary from period to period due to the timing of these activities.

General and Administrative

      General and administrative expense consists of non-cash stock based compensation (as described below) and other general and administrative expense. Other general and administrative expenses were $3.6 million for the nine month period ended September 30, 2002 and $3.2 million for the comparable period in 2001. The period-to-period increase of $0.4 million was primarily due to increases in salaries and other personnel related costs, general corporate expense and amortization of leasehold improvements. General and administrative expense may increase in the future in support of increased research and development or general corporate activities.

Non-Cash Stock Based Compensation

      We recognized non-cash stock based compensation expense for options granted as a component of both research and development expense and general and administrative expense totaling $0.1 million for the nine month period ended September 30, 2002, compared to $9,000 for the nine month period ended September 30, 2001. The change was primarily the result of fluctuations in the market price of our common stock period to period as well as the impact of the reversal of previously expensed options returned to the company due to employee turnover. There will also continue to be future non-cash charges for the amortization of deferred compensation related to options granted to employees and non-employees.

Interest Income

      Interest income decreased to $0.8 million for the nine-month period ended September 30, 2002 from $2.6 million for the nine-month period ended September 30, 2001. The decrease of $1.8 million resulted from declining interest rates and lower average balances of cash and cash equivalents in the 2002 period.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through the private placement of our preferred stock and the public sale of our common stock. We intend to continue to use these proceeds to fund research and development activities, capital expenditures, working capital and other general corporate purposes. As of September 30, 2002, cash and cash equivalents were $53.9 million and are primarily invested in money market funds.

      Net cash used in operating activities was $11.6 million for the nine-month period ended September 30, 2002 compared to $9.2 million for the 2001 period. Cash used in operating activities related primarily to the funding of net operating losses as adjusted for non-cash items and changes in operating asset and liability accounts during the period.

      Our investing activities used $1.3 million for the nine months ended September 30, 2001 and consisted of purchases of property and equipment as well as the funding of tenant improvements in conjunction with the build-out of new office space. We had minimal investing expenditures in the current period. We expect to continue making investments in our infrastructure to support our operations.

      Our financing activities provided cash of $0.2 million for the period ended September 30, 2002 and we had minimal financing activities in the period ended September 30, 2001.

      We currently lease approximately 10,500 square feet of general office space. Lease payments under this lease agreement total $1.8 million and commenced in October 2000 through the ten-year term of the lease. In April 2001 we completed the build-out of leasehold improvements and relocated to this facility, and subsequently terminated existing sublease agreements on 6,150 feet of space.

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

      Since our inception we have incurred a cumulative deficit of approximately $47.5 million, including a net loss of $10.8 million in the nine month period ended September 30, 2002, and we expect to incur significant additional operating losses for the next several years. Since inception we have used $34.4 million of cash in operating activities, used $2.7 million of cash in investing activities and $91.0 million of cash has been provided by financing activities, resulting in cash and cash equivalents of $53.9 million at September 30, 2002. We expect our cash requirements to increase in the foreseeable future as we continue to undertake preclinical and clinical trials for our product candidates, including the planned fourth quarter initiation of a large, twenty-one day, multi-dose safety study for Oxy-TrexTM; seek regulatory approvals for our product candidates; develop, formulate, manufacture and commercialize our drugs; implement additional internal systems and develop new infrastructure; acquire or in-license additional products or technologies, or expand the use of our technology; maintain, defend and expand the scope of our intellectual property; and hire additional personnel. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products, if any, and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available on terms acceptable to us.

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

      We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $47.5 million as of September 30, 2002. We are not currently profitable. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

      We depend on independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new drugs will be delayed. These collaborators may also have relationships with other commercial entities, some of which may compete with us. If outside collaborators assist our competitors at our expense, our competitive position could be harmed.

If we are unable to design, conduct and complete clinical trials successfully, we will not be able to submit a new drug application to the FDA.

      In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application, or NDA, which demonstrates that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. We have four product candidates in various stages of clinical trials including MorVivaTM (previously known as PTI-501 (injectable morphine) and PTI-555 (oral morphine)), OxyTrexTM (previously known as PTI-801), PTI-701 and PTI-601. We have completed multiple pharmacokinetic Phase I or Phase II studies for MorVivaTM or OxyTrexTM, and we are designing and conducting clinical trials to demonstrate the safety and efficacy of these two drug candidates in different clinical settings of pain. In October we announced a pilot program directed at the treatment of irritable bowel syndrome (IBS) with low-dose opioid antagonist. We will have to commit substantial time and additional resources to conducting further preclinical and clinical studies in several types of pain before we can submit NDAs with respect to any of these product candidates. Our other product candidates are at a much earlier stage of development and will require extensive preclinical and clinical testing before we can make any decision to proceed with their clinical development.

      Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our leading product candidates will take a minimum of three years or more to complete. If we or the FDA believe that participating patients are being exposed to unacceptable health risks, we will have to suspend our clinical trials. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon clinical trials or to repeat clinical studies.

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

If we fail to obtain the necessary regulatory approvals, we will not be allowed to commercialize our drugs, and we will not generate product revenues.

      Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product candidate, and requires the expenditure of substantial resources for research and development and testing. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses. The FDA may require us to conduct additional clinical testing or to commit to perform post-marketing studies, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and product revenues from, our product candidates;

•	impose costly procedures on us; and

•	diminish the competitive advantages that we would otherwise enjoy.

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

      In foreign jurisdictions, we must receive marketing authorizations from the appropriate regulatory authorities before we can commercialize our drugs. Foreign regulatory approval processes generally include all of the aforementioned requirements and risks associated with FDA approval.

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

      We have no manufacturing facilities and have limited experience in drug product development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or to test the technical performance of our product candidates. We currently rely on a limited number of experienced personnel and a small number of contract manufacturers and other vendors to formulate, test, supply, store and distribute drug supplies for our clinical trials. Our reliance on a limited number of vendors exposes us to the following risks, any of which could delay our clinical trials, and, consequently, FDA approval of our product candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•	Contract commercial manufacturers, their sub-contractors or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy clinical needs or commercial demand, may experience technical issues that impact quality, and may experience shortages of qualified personnel to adequately staff production operations. The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA must approve any alternative manufacturer of our product before we may use the alternative manufacturer to produce our clinical supplies. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturers and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products.

•	Approved third party commercial drug manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA and corresponding state and foreign government agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to such innovation.

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

      Alternative technologies and products are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or are awaiting approval from the FDA. Such alternatives include Elan’s ZiconotideTM. In addition, companies that sell generic opioid drugs represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and partners for acquisitions, joint ventures or other collaborations.

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

      Recently, the NASDAQ proposed certain new rules which, if adopted in their current form, may require us to make significant changes to the membership of our board of directors and audit and compensation committees. If we were unable to comply with the new rules within the time frame proscribed by the NASDAQ, we could be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We had no holdings of derivative financial or commodity instruments, and as of September 30, 2002 all of our cash and cash equivalents were in money market and checking funds with variable, market rates of interest.

Item 4.     Controls and Procedures

      As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      None.

Item 2.     Changes in Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits.

      The following exhibits have been filed with this report:

3.1	*	Amended and restated Certificate of Incorporation.
3.2	*	Amended and restated Bylaws.
4.1	*	Specimen Common Stock Certificate.
10.7	*	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

      (b) Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAIN THERAPEUTICS, INC.
(Registrant)

/s/ REMI BARBIER

Remi Barbier
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ DAVID L. JOHNSON

David L. Johnson
Chief Financial Officer

Date: November 12, 2002

CERTIFICATIONS

      I, Remi Barbier, Chairman of the Board of Directors, President and Chief Executive Officer of Pain Therapeutics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pain Therapeutics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ REMI BARBIER

Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: November 12, 2002

      I, David L. Johnson, Chief Financial Officer of Pain Therapeutics, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pain Therapeutics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID L. JOHNSON

David L. Johnson,
Chief Financial Officer

Date: November 12, 2002

EXHIBIT INDEX

Exhibit
No.		Description

3.1	*	Amended and restated Certificate of Incorporation.
3.2	*	Amended and restated Bylaws.
4.1	*	Specimen Common Stock Certificate.
10.7	*	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.