Form 10-K
period 2002-12-31
PAIN THERAPEUTICS INC
filed 2003-03-17
CIK 1069530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29959

Pain Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1911336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Remi Barbier

President and Chief Executive Officer
416 Browning Way
South San Francisco, CA 94080
(650) 624-8200
(Address, including zip code, or registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of Act).     Yes ☐          No ☑

      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $102,050,094, computed by reference to the last sales price of $8.36 as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 28, 2002.

      The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $17,187,965 as of February 28, 2003, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s common stock on February 28, 2003 was 27,200,508 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

PAIN THERAPEUTICS, INC.

FORM 10-K

PART I

      Our business is subject to numerous risks and uncertainties. See “Risk Factors.”

      This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is the Company’s intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to: statements about future operating losses and anticipated operating and capital expenditures; statements about the potential benefits of our drug candidates; statements relating to the timing or anticipated results of our clinical development of its drug candidates; the size of the potential market for our products, upcoming announcements by the Company; statements relating to the utility of our intellectual property; statements about expected future sources of revenue and capital; statements about potential competitors or products; statements about future market acceptance of our drug candidates; statements about expenses increasing substantially or fluctuating; statements about future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions; statements about future non-cash charges related to option grants; statements about anticipated hiring; statements about the sufficiency of our current resources to fund our operations over the next twelve months; statements about increasing cash requirements; statements about future negative operating cash flows; statements about fluctuations in our operating results; statements about potential additional applications of our technology; and statements about development of our internal systems and infrastructure.

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

Item 1.     Business

Overview

      Pain Therapeutics, Inc., is developing a new generation of opioid painkillers with improved clinical benefits. We believe our drugs will offer enhanced pain relief and reduced tolerance/physical dependence or addiction potential compared to existing opioid painkillers. If approved by the Food and Drug Administration, or FDA, we believe our proprietary drugs could replace certain existing opioid painkillers commonly used to treat moderate to severe pain. The Company was incorporated in Delaware in May 1998.

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

Severe Pain. Patients experiencing severe pain often suffer from a serious underlying illness, such as advanced stages of arthritis or cancer. Severe pain can also result from major surgery, nerve damage or undetermined causes. Patients experiencing severe pain often require a strong opioid, such as morphine or oxycodone, to achieve adequate pain relief.

      Pain can also be classified in terms of its duration as either acute or chronic. Acute pain, such as pain resulting from knee surgery, is brief and rarely results in long-term consequences. Most acute pain subsides within hours, days or weeks. Chronic pain persists long after an injury has healed, and typically results from a chronic illness or appears spontaneously and persists for undefined reasons. Examples of chronic pain include chronic lower back pain, and pain resulting from advanced arthritis. The effect of chronic pain tends to be more pervasive than that of acute pain. Chronic pain often affects a patient’s mood, personality and social relationships. As a result, a patient with chronic pain commonly suffers from both their state of physical pain as well as a general decline in their quality of life.

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

Pain Management Market

      The medical effort to treat pain, known as pain management, addresses a large market. Clinical pain is a worldwide problem with serious health and economic consequences. For example, in the United States:

•	medical economists estimate that the effects of pain result in approximately $100 billion of costs annually, including costs associated with an estimated 515 million lost work days;

•	according to the National Institutes of Health, approximately 40 million people are unable to find relief from their lower back pain;

•	more than 30 million people suffer chronic pain for which they visit a doctor;

•	approximately one million cancer patients are unable to find relief from pain at any given time; and

•	an estimated 10% of the more than 200,000 AIDS patients suffer severe pain.

      Drugs are the key element in the treatment of pain. The worldwide market for pain drugs totals over $13.0 billion. In the United States and Western Europe the corresponding market for pain drugs totals over $9.0 billion. The pain management market has grown significantly in recent years and is expected to continue to grow significantly. The U.S. market for prescription pain drugs has grown by approximately 15% per year during the past five years due to a number of factors, including:

•	an aging population;

•	patients’ demand for effective pain relief;

•	increasing recognition of the therapeutic and economic benefits of effective pain management by physicians and healthcare providers and payers; and

•	longer survival times for patients with painful chronic conditions, such as cancer and AIDS.

      This accelerating growth rate appears to be attributable in part to recent innovations in the treatment of mild pain. For example, COX-2 inhibitors, which are non-opioid prescription pain relievers, were launched in 1999 and achieved first-year sales exceeding $1.0 billion. COX-2 inhibitors have fewer side effects than aspirin, and sell for more than twenty times the price of aspirin. The success of COX-2 inhibitors demonstrates the potential for rapid market acceptance and premium pricing of pain products that offer reduced side effects.

      There have been few scientific innovations in the area of opioid painkillers since morphine was discovered in 1865. Sales of opioid painkillers in the United States consist primarily of older off-patent pain drugs, such as morphine and oxycodone.

      Approximately 90% of U.S. patients who receive opioids are treated on an outpatient basis. A portion of these patients receives care at one of the 3,400 specialty pain programs. We believe the number of pain treatment centers in the United States allows for focused distribution channels for pain management products. This market structure permits midsize pharmaceutical companies to market and sell pain products cost-effectively.

Opioid Drugs

      The history of opium use dates back more than 3,000 years. Today, the use of opioid drugs to treat patients with moderate to severe pain is widely accepted throughout the world. Caregivers prescribe opioid drugs because they have an extensive clinical history, are easy to use and are available in a variety of doses and formulations. Physicians prescribe a variety of strong, weak and synthetic opioids to manage patients’ pain. Overall, sales of opioid painkillers in the U.S. totaled over $3.0 billion in 2000, including:

Opioid Drug Segments

Market Segment	Typical Use	Examples	Representative Brand	2000 U.S. Sales

				(In millions)
Strong Opioids	Cancer pain	Morphine and oxycodone	MS Contin®, Oxycontin®, Duragesic® and others	$2,000
Weak Opioids	Outpatient surgery	Hydrocodone and codeine	Vicodin®, Vicoprofen®, and others	500
Synthetic Opioids	Back pain	Tramadol	Ultram®	500

      Patients experiencing acute pain require fast acting, short-lived opioids and rapid delivery. The most common acute use of opioids is post-surgical pain. Opioid drugs used to treat acute pain include intravenous morphine and hydrocodone, which provide rapid pain relief.

      In contrast, patients experiencing chronic severe pain often require long-term, regular use of opioid drugs. Because rapid dose adjustments are often not necessary, patients experiencing chronic pain typically use opioid drugs in sustained release formulations. Such formulations include fentanyl patches and, sustained release morphine or oxycodone. Although curing chronic pain is possible, it is infrequent. The aim of using opioid drugs for patients with chronic pain is to decrease pain and suffering while improving overall physical and mental functions.

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

Our Solution

      We are developing a new generation of drugs that address the shortcomings of existing opioid painkillers. We believe our drugs will offer enhanced pain relief or reduced tolerance/physical dependence or addiction potential as compared to many of today’s commonly prescribed opioid painkillers.

      If approved by the FDA, we believe our drugs could replace many commonly used opioid painkillers. We also believe our drugs could be used in chronic pain cases where physicians have been reluctant to prescribe opioid painkillers due to concerns about adverse side effects or addiction.

      Our product candidates use a novel technology developed at Albert Einstein College of Medicine. Our technology combines very low doses of opioid antagonists with standard opioid painkillers. We believe that the addition of a low dose of an opioid antagonist to opioid painkillers has an unexpected and beneficial effect. We believe that this effect includes enhancing potency or attenuating tolerance/physical dependence or addiction potential.

Strategy

      Our goal is to build a leading specialty pharmaceutical company in pain management. We intend to achieve this goal by:

Building a Drug Franchise in Pain Medications. We intend to develop drugs that we believe may have broad use for patients with moderate to severe pain where the use of an opioid painkiller is appropriate. We believe this approach may help alleviate physicians’ current tendency to under-prescribe opioid painkillers.

Focusing on Clinical Development and Late Stage Products. We believe that our clinical development focus will enable us to generate product revenues earlier than if we were discovering and developing new chemical entities.

Retaining Significant Rights. We currently retain worldwide commercialization rights to all of our technology and pain management product candidates in all markets and indications. In general, we intend to independently develop our product candidates through late-stage clinical trials. As a result, we expect to capture a greater percentage of the profits from drug sales than we would if we outlicensed our drugs earlier in the development process. In market segments that require large or specialized sales forces, such as the market for oxycodone products, we may seek sales and marketing alliances with third parties. We believe that such alliances will enable us to commercialize our drugs rapidly and cost-effectively.

Using Our Technology to Develop Multiple Drugs for Both Pain and Non-Pain Indications. We are initially focusing our efforts on developing opioid painkillers. However, we believe our technology can be broadly applied to additional segments of the pain market, as well as non-pain indications.

Outsourcing Key Functions. We intend to continue to outsource preclinical studies, clinical trials, formulation and manufacturing. We believe outsourcing will produce significant timesavings and allow for more efficient deployment of our resources.

Products in Development

      We have several proprietary drug candidates in various stages of clinical testing. Certain drug candidates consist of a combination of opioids. The first component is an opioid agonist, such as oxycodone. The second component is an opioid antagonist, such as naltrexone or naloxone. Adding an antagonist to an agonist at usual clinical doses blocks the action of the agonist. This effect is clinically useful, for example, to reverse heroin overdose. At a very low-dose, however, studies indicate that this effect is different: a very low-dose of an opioid antagonist can enhance pain relief and attenuate the development of tolerance or addiction. Our technology takes advantage of this effect by combining opioid agonists with low doses of opioid antagonists. Company sponsored research and development expenditures were $12.6 million, $11.7 million and $11.4 million in 2000, 2001 and 2002, respectively.

      Our trials are designed to produce clinical information about how our painkillers perform compared to placebo and existing opioid drugs. We plan to test each of our products in several clinical settings of pain in order to support a broad approval by the FDA for use of the drug for the relief of moderate to severe acute or chronic pain. FDA guidelines recommend that we demonstrate efficacy of our new painkillers in more than one clinical presentation of pain, such as post-operative pain, arthritis pain or generalized lower back pain. Because clinical models differ in their sensitivity to detect pain, we expect to complete studies in multiple clinical models of pain. We have designed most clinical trials to date as randomized, double-blind, placebo-controlled, dose-ranging studies. A randomized study is one in which patients are randomly assigned to the various study treatment arms. A double-blind study is one in which the patient, the physician and the Company’s study monitor are unaware if the patient is receiving placebo or study drug in order to preserve the integrity of the trial and reduce bias. A placebo-controlled study is one in which a subset of patients is purposefully given inactive medication.

OxytrexTM

      OxytrexTM is the brand name for our next generation version of immediate release oxycodone. In 2002, sales of various formulations of oxycodone exceeded $1.0 billion in the U.S. The principal use of oxycodone is the treatment of patients suffering from chronic moderate to severe pain, such as chronic lower back pain. OxytrexTM consists of a proprietary combination of immediate release oral oxycodone plus low-dose naltrexone. We are developing OxytrexTM to treat patients with moderate to severe pain in a chronic setting. If the FDA approves OxytrexTM, we believe it could be an effective substitute for immediate release oral oxycodone.

      We have conducted preclinical and clinical studies of OxytrexTM. In October 2002, we announced the completion of a 14-day multi-dose study of OxytrexTM in patients with chronic pain due to osteoarthritis. The results from this study indicated that no serious health consequences resulted from the various dosage forms of OxytrexTM.

      We are currently enrolling patients in a 21-day Phase II study of OxytrexTM in patients with severe osteoarthritic pain. We expect to complete patient enrollment in this study in the second quarter of 2003. Clinical data from this study is expected to support further clinical studies of OxytrexTM, including the planned initiation of a Phase III clinical trial using OxytrexTM.

      In the second quarter of 2003, we plan to initiate enrollment in a multi-center, double-blind, active and placebo controlled Phase III study of OxytrexTM in patients with non-malignant, documented severe chronic low back pain. We expect patient enrollment in this trial to occur over approximately 12 months. All patients who successfully enroll in this study will receive OxytrexTM, oxycodone alone or placebo for 12 weeks following an initial titration.

      We believe we have produced sufficient clinical materials necessary to complete a planned Phase III clinical trial of OxytrexTM. We rely on a limited number of third-party manufacturers to formulate, manufacture, fill, label, ship and store OxytrexTM.

      FDA guidelines recommend that we demonstrate efficacy of our new painkillers, including OxytrexTM, in more than one clinical model of pain. We plan to continue to design and conduct clinical trials to demonstrate the safety and efficacy of OxytrexTM in different clinical settings of pain.

Other Product Candidates

      We have several other opioid painkillers in various stages of Phase II clinical testing.

MorVivaTM

      MorVivaTM is the brand name for our next generation version of morphine. The principal use of morphine is the treatment of patients suffering from acute severe pain, such as pain that follows major surgery or trauma. We have both oral and injectable versions of MorVivaTM on file with the FDA under separate investigational new drug applications, or INDs. Oral MorVivaTM consists of a proprietary combination of morphine plus low-dose naltrexone. Injectable MorVivaTM consists of a proprietary combination of morphine plus low-dose naloxone. We are currently developing MorVivaTM on a limited basis in an effort to conserve cash.

PTI-701

      PTI-701 is a next generation version of hydrocodone. In the United States, all oral hydrocodone products for pain are sold in combination with acetaminophen. PTI-701 is a proprietary combination of hydrocodone, acetaminophen and low-dose naltrexone. We conducted no significant clinical activities with regard to PTI-701 in 2002 in an effort to conserve cash.

     PTI-601

      PTI-601 is a next generation version of tramadol. PTI-601 is a combination of tramadol and low-dose naltrexone. Tramadol is principally used to treat patients with acute or chronic moderate pain, such as arthritis pain. We conducted no significant clinical activities with regard to PTI-601 in 2002. We are currently developing PTI-601 on a limited basis in an effort to preserve cash.

     PTI-901

      We believe the use of low-dose opioid antagonists, either alone or in combination with existing opioid drugs, may have clinical applications beyond our current product candidates. We believe that our technology can be broadly applied to additional segments of the pain market, as well as non-pain indications. For example, we are currently enrolling patients with irritable bowel syndrome, a gastro-intestinal disorder, in a 50 patient pilot clinical study in Israel under a United States Investigational New Drug application. This pilot study uses PTI-901, a propriety drug to assess safety and efficacy parameters over a 4-week treatment period and during a subsequent follow-up period.

Manufacturing

      We have no manufacturing facilities. We have entered into agreements with and rely upon qualified third parties for the formulation and manufacture of our clinical supplies. These supplies and the manufacturing facilities must comply with U.S. Drug Enforcement Agency, or DEA, regulations and current good manufacturing practices, or GMPs, enforced by the FDA and other government agencies. We plan to continue to outsource all formulation and manufacturing and related activities.

      We have produced sufficient clinical materials to complete a planned Phase III clinical trial of OxytrexTM. We rely on a limited number of third-party manufacturers to formulate, manufacture, fill, label, ship and store OxytrexTM.

Formulation Agreement

      In December 2002, we entered into an exclusive, worldwide licensing agreement with Durect Corporation. Under this agreement, Durect will formulate certain oral opioid drugs into long-acting formulations. We have exclusive worldwide rights to develop and commercialize these opioid drugs formulated with Durect’s proprietary technology. We paid Durect an undisclosed upfront fee and will make milestone payments based upon achievement of certain technical, clinical or regulatory milestones. We will fund certain formulation activities performed by Durect and will pay Durect royalties on sales on products from the agreement. We can terminate the agreement without cause and Durect can terminate the agreement under certain circumstances.

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

      Published results suggest that the selective blockade of the excitatory pathway promotes the pain relieving potency of morphine in mice by blocking the excitatory pain-enhancing effect. In addition, preclinical studies have demonstrated that co-treatment with a very low dose of an opioid antagonist, such as naloxone or naltrexone, preferentially blocks the excitatory pathway over the inhibitory pathway, thereby enhancing morphine’s ability to inhibit pain.

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

      Albert Einstein College of Medicine originally received grants from the U.S. federal government to research some of the technology that we license. The terms of these grants provide the U.S. federal government with a non-exclusive, non-transferable paid-up license to practice inventions made with federal funds. Thus, our licenses are non-exclusive to the extent of the U.S. government’s license. If the U.S. government exercises its rights under this license, it could make use of the same technology that we license and the size of our potential market could thereby be reduced.

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

      The focus of our patent strategy is to secure and maintain intellectual property rights to technology for the following categories of our business:

•	the clinical use of a low-dose opioid antagonist, either alone or in combination with an opioid painkiller, for pain management and opioid and other addiction;

•	the use of a low-dose opioid antagonist to render opioid-based anesthesia products, such as fentanyl or fentanyl analogs, more effective; and

•	the clinical use of a low-dose opioid antagonist, either alone or in combination with any opioid painkiller, for the treatment of other conditions.

      In January 2003, the U.S. Patent and Trademark Office disclosed that a law firm for an unidentified third party filed requests for an Ex Parte Reexamination related to certain claims on patents we exclusively licensed from Albert Einstein College of Medicine. An adverse outcome of the reexamination process could result in loss of claims of these patents that pertain to certain drugs we have currently under development.

Government Regulation

      Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities.

All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require us to spend substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which our products may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

      Applicable FDA regulations treat our combination of opioid painkillers, such as oxycodone, and low-dose opioid antagonists, such as naltrexone, as new drugs and require the filing of a New Drug Application, or NDA, and approval by the FDA prior to commercialization in the United States. Our clinical trials seek to demonstrate that an opioid painkiller/low-dose opioid antagonist combination produces greater beneficial effects than either drug alone.

The Drug Approval Process

      We will be required to complete several activities before we can market any of our drugs for human use in the United States, including:

•	preclinical studies;

•	submission to the FDA of an IND which must become effective before human clinical trials commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate;

•	submission to the FDA of an NDA; and

•	FDA approval of the NDA prior to any commercial sale or shipment of the drug.

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

      Clinical trials are typically conducted in three sequential phases that may overlap. Phase I tests typically take approximately one year to complete. The tests study a drug’s safety profile, and may include the safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action. In addition, we may, to the extent feasible, assess pain relief in our Phase I trials. In Phase II clinical trials, controlled studies are conducted on volunteer patients with the targeted disease or condition. The primary purpose of these tests is to evaluate the effectiveness of the drug on the volunteer patients as well as to determine if there are any side effects. These studies may be conducted concurrently with Phase I clinical trials. In addition, Phase I/II clinical trials may be conducted to evaluate not only the efficacy of the drug on the patient population, but also its safety. During Phase III clinical trials, the drug is studied in an expanded patient population and in multiple sites. Physicians monitor the patients to determine efficacy and to observe and report any reactions that may result from long-term or expanded use of the drug.

      The FDA publishes industry guidelines specifically for the clinical evaluation of painkillers. We rely in part on these guidelines to design a clinical strategy for the approval of each of our product candidates. In particular, FDA guidelines recommend that we demonstrate efficacy of our new painkillers in more than one clinical model of pain. Acceptable clinical models of pain include post-operative pain, and various types of trauma and arthritis pain. Since models differ in their pain intensity and their sensitivity to detect pain, we expect to complete several Phase II studies in multiple clinical models of pain. Upon a clear demonstration of the safety and efficacy of painkillers in multiple clinical models of pain, the FDA has historically approved painkillers with broad indications. Such general purpose labeling often takes the form of “for the management of moderate to severe pain.”

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

      The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting a NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA has 365 days in which to review the NDA and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter, or an approvable letter which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

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

      The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Any of our product candidates that contain a scheduled substance will be subject to regulation by the DEA.

Competition

      Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary opioid formulations include but are not limited to Roxane Laboratories, Purdue Pharma, Janssen Pharmaceutica, Abbott Laboratories, Cephalon, Endo Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals. Alternative technologies are being developed to increase opioid potency, as well as alternatives to opioid therapy for pain management, several of which are in clinical trials or are awaiting approval from the FDA.

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

Employees

      As of December 31, 2002, we had approximately 30 employees. We engage consultants from time to time to perform services on a per diem or hourly basis.

Available Information

      We file electronically with the Securities and Exchange Commission (or SEC) our Annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

      You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://paintrials.com, by contacting the Investor Relations Department at our corporate offices by calling 650-824-8200 or by sending an e-mail message.

Item 2.     Properties

      We currently lease approximately 10,500 square feet of space in South San Francisco, California, which is used as general office space. We believe that this facility will be adequate and suitable for our current needs.

Item 3.     Legal Proceedings

      We are not a party to any legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is quoted on the Nasdaq National Market under the symbol “PTIE”. Prior to this time, there was no public market for our stock. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	Sale Price

	High	Low

Fiscal 2002:
First Quarter	$10.61	$7.46
Second Quarter	$12.12	$6.10
Third Quarter	$10.00	$3.86
Fourth Quarter	$4.76	$2.00
Fiscal 2001:
First Quarter	$15.75	$6.75
Second Quarter	$10.94	$5.40
Third Quarter	$8.24	$5.91
Fourth Quarter	$9.25	$5.30

      We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not and do not anticipate paying any cash dividends in the foreseeable future. As of February 28, 2003 there were 89 holders of record of our common stock. On July 19, 2000, we completed our initial public offering (the “IPO”) pursuant to a Registration Statement on Form S-1 (File No. 333-32370). In the IPO, we sold an aggregate of 5,750,000 shares of common at $12.00 per share and we received approximately $62,939,000, after deducting underwriting discounts and commissions and other expenses. From the time of receipt through December 31, 2002 the net proceeds from the initial public offering were used for research and development activities, capital expenditures, working capital and other general corporate purposes. As of December 31, 2002, $50.1 million of the proceeds remained available and were invested in money market and checking funds.

      The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2002.

	Number of	Weighted
	Securities to be	Average Exercise
	Issued Upon	Price of	Number of Securities
	Exercise of	Outstanding	Remaining Available for
	Outstanding	Options,	Future Issuance Under
	Options, Warrants	Warrants and	Equity Compensation
Plan Category	and Rights	Rights	Plans

Equity compensation plans approved by stockholders	3,993,629	$6.15	1,645,295
Equity compensation plans not approved by stockholders	—	—	—

Total	3,993,629	$6.15	1,645,295

Item 6.     Selected Financial Data (in thousands except per share data)

					May 4, 1998	May 4, 1998
					(inception)	(inception)
	Years Ended December 31,				through	through
					December 31,	December 31,
	2002	2001	2000	1999	1998	2002

Statement of operations data:
Research and development expense	$11,396	$11,668	$12,596	$3,967	$300	$39,927
General and administrative expense	5,523	5,648	7,710	693	123	19,697

Total operating expenses	16,919	17,316	20,306	4,660	423	59,624

Operating loss	(16,919)	(17,316)	(20,306)	(4,660)	(423)	(59,624)
Interest income	994	2,979	2,826	160	34	6,993

Net loss	(15,925)	(14,337)	(17,480)	(4,500)	(389)	(52,631)
Return to series C preferred stockholders for beneficial conversion feature	—	—	(14,231)	—	—	(14,231)

Loss available to common stockholders	$(15,925)	$(14,337)	$(31,711)	$(4,500)	$(389)	$(66,862)

Basic and diluted loss per share	$(0.59)	$(0.57)	$(2.33)	$(1.35)	$(0.39)

Weighted average shares used in computing basic and diluted loss per share	27,039	25,332	13,635	3,345	986

	December 31,

	2002	2001	2000	1999	1998

Balance sheet data:
Cash and cash equivalents	$50,091	$65,274	$78,927	$9,340	$2,334
Working capital	48,146	63,195	77,320	9,096	2,264
Total assets	53,325	68,136	81,147	9,441	2,383
Total liabilities	3,101	2,519	2,452	301	108
Series B redeemable convertible preferred stock	—	—	—	9,704	—
Series A convertible preferred stock	—	—	—	3	3
Stockholders’ equity (deficit)	50,224	65,616	78,695	(563)	2,275

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

      This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is the Company’s intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to: statements about future operating losses and anticipated operating and capital expenditures; statements about the potential benefits of our drug candidates; statements relating to the timing or anticipated results of our clinical development of its drug candidates; the size of the potential market for our products, upcoming announcements by the Company; statements relating to the utility of our intellectual property; statements about expected future sources of revenue and capital; statements about potential competitors or products; statements about future market acceptance of our drug candidates; statements about expenses increasing substantially or fluctuating; statements about future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions; statements about future non-cash charges related to option grants; statements about anticipated hiring; statements about the sufficiency of our current resources to fund our operations over the next twelve months; statements about increasing cash requirements; statements about future negative operating cash flows; statements about fluctuations in our operating results; statements about potential additional applications of our technology; and statements about development of our internal systems and infrastructure.

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

Overview

      Pain Therapeutics, Inc. is developing a new generation of opioid painkillers with improved clinical benefits. We believe our drugs will offer enhanced pain relief or reduced tolerance/physical dependence or addiction potential compared to existing opioid painkillers. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, contract research organizations and clinical research sites for a significant portion of our product development efforts.

      Our lead product candidate is OxytrexTM, a next generation version of immediate release oxycodone. In the second quarter of 2003 we plan to complete enrollment of patients and announce results from a 21-day Phase II study of OxytrexTM in patients with severe osteoarthritic pain and initiate a Phase III clinical trial to examine the safety and efficacy of OxytrexTM in patients with severe chronic low-back pain. We have several other opioid painkillers in various stages of clinical testing.

      We have yet to generate any revenues from product sales. We have not been profitable and, since our inception through December 31, 2002, we have incurred a cumulative deficit of approximately $52.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates, salaries and other personnel related costs, including the amortization of deferred compensation associated with options granted to employees and non-employees, and general corporate expenses. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our product candidates and our need for clinical supplies.

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

Critical Accounting Policies

      The preparation of our financial statements in accordance with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and interest income in our financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to contract agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•	Expenses for clinical trials. Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the trial completes enrollment. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the trial.

•	Stock based compensation. We use the intrinsic-value method of accounting for stock based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Accordingly, we would recognize compensation expense in our financial statements in connection with stock options granted to employees with exercise prices less than fair value at the time the stock option is granted. We record stock based compensation expense for non-employees at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and Emerging Issues Task Force No. 96-18 (“EITF 96-18”). The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. The model considers a number of factors, including the market price and volatility of our common stock at the date of measurement. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest. The compensation expense related to all grants is being amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option, generally four years. The graded vesting method results in expensing approximately 57% of the total award in year one, 26% in year two, 13% in year three and 4% in year four.

Results of Operations

Years Ended December 31, 2002 and 2001

Research and Development

      Research and development expense consists primarily of drug development work associated with our product candidates, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs and salaries and other personnel related expenses, as well as non-cash stock based compensation. Research and development expense was $11.4 million for the year ended December 31, 2002 compared to $11.7 million in the year ended December 31, 2001. The $0.3 million decrease from year-to-year was primarily due to a decrease in non-cash stock based compensation. At December 31, 2002 our research and development activities were primarily related to OxytrexTM. In the fourth quarter of 2002, we initiated a 21-day, multi-dose safety study for OxytrexTM. We expect research and development expenses to increase significantly over the next several years as we expand our development efforts and as our product candidates progress through various stages of clinical trials including a Phase III trial of OxytrexTM. This increase may fluctuate from period to period due to the timing and scope of these activities.

General and Administrative

      General and administrative expenses were $5.5 million for the year ended December 31, 2002 compared to $5.6 million for the year ended December 31, 2001. General and administrative expense consists primarily of compensation, facilities expenses and other general corporate expenses as well as non-cash stock based compensation. The year-to-year decrease of $0.1 million was primarily due to a decrease in non-cash stock based compensation, partially offset by increases in depreciation and general corporate expenses. We expect general and administrative expense to increase in future years in support of increased research and development or general corporate activities.

Non-Cash Stock Based Compensation

      We recognized non-cash stock based compensation expense for options granted as a component of both research and development expense and general and administrative expense totaling $0.2 million for the year ended December 31, 2002 and $1.2 million for the year ended December 31, 2001. The decrease was principally the result of the lower market price of our common stock during 2002 as compared to 2001, the impact of the reversal of previously expensed options returned to the company due to employee turnover as well as the accelerated amortization methodology utilized in accordance with FIN 28.

Interest Income

      Interest income decreased to $1.0 million for the year ended December 31, 2002 from $3.0 million for the year ended December 31, 2001. This decrease resulted from the lower average balances of cash and cash equivalents and to a lesser extent from the decline in interest rates during 2002.

Years Ended December 31, 2001 and 2000

Research and Development Expenses

      Research and development expense was $11.7 million and $12.6 million for the years ended December 31, 2001 and 2000, respectively. The year-to-year decrease of $0.9 million was primarily due to the decrease in non-cash stock based compensation (as described below) partially offset by increases in preclinical and clinical development activities, clinical supplies and related formulation and design costs, salaries and other personnel related costs associated with increases in staff to support these activities.

General and Administrative Expenses

      General and administrative expenses were $5.6 million in the year ended December 31, 2002 compared to $7.7 million in the year ended December 31, 2000. The year-to-year decrease was primarily due to a decrease in non-cash stock based compensation (as described below) partially offset by increases in salaries and other personnel related costs associated with increased staffing, consulting and professional services expenses and other general corporate expenses.

Non-Cash Stock Based Compensation

      We recognized non-cash stock based compensation expense for options granted as well as restricted stock purchase agreements as components of both research and development expense and general and administrative expense totaling $1.2 million and $8.7 million for the years ended December 31, 2001 and 2000, respectively. The decrease was principally the result of the lower market price of our common stock during 2001 as compared to 2000, the accelerated amortization methodology utilized in accordance with FIN 28 and the inclusion of $2.6 million of compensation expense related to restricted stock purchase agreements in the 2000 period.

     Interest Income

      Interest income increased to $3.0 million for the year ended December 31, 2001 from $2.8 million for the year ended December 31, 2000. The increase resulted from higher average balances of cash and cash equivalents principally as a result of the completion of our initial public offering in July 2000, partially offset by declining interest rates in the 2001 period.

Return to Series C Preferred Stockholders for Beneficial Conversion Feature

      In February 2000, we issued 3,044,018 shares of series C redeemable convertible preferred stock for $14.2 million, net of issuance costs. We determined that our series C redeemable convertible preferred stock was issued with a beneficial conversion feature. The value of the beneficial conversion feature was recognized by allocating to additional paid in capital a portion of the preferred stock, limited to the net proceeds received. As our series C redeemable convertible preferred stock was convertible into common stock at the option of the holder, at the issuance date of the preferred stock the entire $14.2 million was allocated to the intrinsic value of that feature and has been treated as a dividend and recognized as a return to the preferred stockholders for purposes of computing basic and diluted loss per share for the year ended December 31, 2000. Upon the closing of our initial public offering in July 2000, all 3,044,018 shares of our series C redeemable convertible preferred stock automatically converted into shares of common stock on a one to one basis.

Liquidity and Capital Resources

      Since inception, we have financed our operations primarily through public and private stock offerings. We intend to continue to use these proceeds to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2002, cash and cash equivalents were $50.1 million

      Net cash used in operating activities was $15.5 million for the year ended December 31, 2002 compared to $12.4 million in 2001 and $7.4 million in 2000. Cash used in operating activities related primarily to the funding of operating losses partially offset by non-cash charges related to equity related compensation.

      Our investing activities used cash of $7,000 in the year ended December 31, 2002 and $1.3 million in each of the years ended December 31, 2001 and 2000. Investing activities consisted of tenant improvements in conjunction with the build-out of new office space in the 2001 and 2000 periods as well as the purchases of property and equipment. We expect to continue to invest in our infrastructure to support our operations. At December 31, 2002, our cash and cash equivalents are primarily invested in money market funds.

      Our financing activities provided cash of $0.3 million for the year ended December 31, 2002 compared to $0.1 million for the year ended December 31, 2001 and $78.3 million in 2000. The amount in the year 2000 consisted primarily of net proceeds of $15.2 million from the issuance of our series C redeemable convertible preferred stock in February 2000 and net proceeds of $62.9 million from our initial public offering in July 2000.

      We lease approximately 10,500 square feet of general office space. In addition to office space we also lease equipment pursuant to operating leases. Our leases expire at various dates through 2010. Under the terms of all of our leases, future minimum lease payments are $0.2 million in each of the years 2003 through 2010.

      We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. These agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. None of these potential future payments are non-cancelable as of December 31, 2002.

      Since our inception we have incurred a cumulative deficit of approximately $52.6 million, including a net loss of $15.9 million in 2002, and we expect to incur significant additional operating losses for the next several years. Since inception we have used $38.2 million of cash in operating activities and $2.7 million of cash in investing activities. We expect our cash requirements to increase in the foreseeable future as we continue to undertake preclinical and clinical trials for our product candidates, including the planned initiation of a Phase III trial of OxytrexTM; seek regulatory approvals for our product candidates; develop, formulate, manufacture and commercialize our drugs; implement additional internal systems and develop new infrastructure; acquire or in-license additional products or technologies, or expand the use of our technology; maintain, defend and expand the scope of our intellectual property; and hire additional personnel. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 during 2002, which did not have any impact on the Company’s financial position and results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN No. 34. The objective of this new guidance is to record the fair value of a guarantee at inception. Disclosures will be required for interim or annual financial statements for periods ending after December 15, 2002. The fair values of guarantees issued after December 31, 2002 must be recognized at inception. We adopted the disclosure requirements of FIN 45 in 2002, which did not have a material impact on the Company’s financial position and results of operations. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position and results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date.

The consolidation requirements apply to older entities in the first fiscal year of interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on our financial position and results of operations.

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

      We were founded in May 1998 and are in the development stage. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology and undertaking preclinical studies and clinical trials. We have not yet demonstrated our ability to obtain regulatory approval, formulate and manufacture product or conduct sales and marketing activities. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future.

      We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $52.6 million as of December 31, 2002. Even if we succeed in developing and commercializing one or more of our drugs, we expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake preclinical and clinical trials for our product candidates, including the planned initiation of a Phase III trial of OxytrexTM;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

      We have funded all of our operations and capital expenditures with the proceeds from public and private stock offerings. We expect that our current cash and cash equivalents on hand will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, we may need to raise additional funds sooner and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional equity or convertible debt securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders.

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

      Our collaborators may also have relationships with other commercial entities, some of which may compete with us. If outside collaborators assist our competitors to our detriment, the approval of our regulatory submissions will be delayed and the sales from our products will be less than expected.

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

      We have several drug candidates in various stages of clinical testing. We are currently enrolling patients in a 21-day Phase II study of OxytrexTM in patients with severe osteoarthritic pain. We expect to complete patient enrollment in this study in the second quarter of 2003. Clinical data from this study is expected to support further clinical studies of OxytrexTM. If clinical data from the 21-day Phase II study does not support further clinical studies of OxytrexTM, we may also elect to discontinue further development of drug candidates that utilize technology we licensed from Albert Einstein College of Medicine.

      We have designed and plan to initiate in the second quarter of 2003 a Phase III clinical trial of OxytrexTM to demonstrate the safety and efficacy of OxytrexTM in non-malignant, documented severe chronic low back pain. In addition, in October 2002 we announced a pilot program directed at the treatment of irritable bowel syndrome with low-dose opioid antagonist. We will have to commit substantial time and additional resources to conducting further preclinical and clinical studies in several types of pain before we can submit NDAs with respect to any of our product candidates.

      Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. Furthermore, if we or the FDA believe that participating patients are being exposed to unacceptable health risks, we will have to suspend our clinical trials. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon clinical trials or to repeat clinical studies.

Success in early trials may not predict success of future trials.

      Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing.

      Even if our clinical trials are completed as planned, their results may not support our product claims. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Such failure would cause us to abandon a product candidate and could delay development of other product candidates.

Clinical trial designs that were discussed and agreed upon with authorities prior to their commencement may subsequently be considered insufficient for approval at the time of application for regulatory approval.

      We discuss with and obtain guidance from regulatory authorities on certain of our clinical trials. Over the course of conducting our clinical trials, circumstances may change, such as standards of safety or efficacy, that could affect regulatory authorities’ perception of the adequacy of any of our trial designs. Even with successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval.

Developments by competitors may establish standards of care that affect our ability to conduct our clinical trials as planned.

      We have conducted clinical trials of our products comparing our products to both placebo and other approved drugs. Changes in standards related to clinical trial design could affect our ability to design and conduct clinical trials as planned. For example, regulatory authorities may not allow us to compare our drug to placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a trial could increase.

If we fail to obtain the necessary regulatory approvals, we will not be allowed to commercialize our drugs, and we will not generate product revenues.

      Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product candidate, and requires the expenditure of substantial resources for research and development and testing. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses. The FDA may require us to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and product revenues from, our product candidates;

•	impose costly procedures on us; and

•	diminish the competitive advantages that we would otherwise enjoy.

      Even if we comply with all FDA requests, the FDA may ultimately deny one or more of our NDAs, and we may never obtain regulatory approval for any of our product candidates. If we fail to achieve regulatory approval of any of our leading product candidates we will have fewer saleable products and corresponding product revenues. Even if we receive regulatory approval of our products, such approval may involve limitations on the indicated uses or marketing claims we may make for our products. Further, later discovery of previously unknown problems could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to commit to perform post-approval studies, for which we would have to expend additional resources, which could have an adverse effect on our operating results and financial condition.

      In foreign jurisdictions, we must receive marketing authorizations from the appropriate regulatory authorities before we can commercialize our drugs. Foreign regulatory approval processes generally include all of the aforementioned requirements and risks associated with FDA approval.

Government agencies may establish and promulgate guidelines that directly apply to us and our products that may affect the use of our drugs.

      Government agencies, professional societies, and other groups may establish guidelines that apply to our drugs. These guidelines could address such matters as usage and dose, among other factors. Application of such guidelines could mitigate the use of our drugs.

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

If third-party manufacturers of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed and our costs may be higher than expected.

      We have no manufacturing facilities and have limited experience in drug product development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or test the technical performance of our product candidates. We currently rely on a limited number of experienced personnel and a small number of contract manufacturers and other vendors to formulate, test, supply, store and distribute drug supplies for our clinical trials. Our reliance on a limited number of vendors exposes us to the following risks, any of which could delay our clinical trials, and, consequently, FDA approval of our product candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•	Contract commercial manufacturers, their sub-contractors or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy clinical needs or commercial demand, may experience technical issues that impact quality, and may experience shortages of qualified personnel to adequately staff production operations.

•	Our contract manufacturers could default on their agreements with us to provide clinical supplies or meet our requirements for commercialization of our products.

•	The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA must approve any alternative manufacturer of our product before we may use the alternative manufacturer to produce our supplies. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturers and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products.

•	If any third party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to such innovation.

We rely on third party commercial drug manufacturers for drug supply.

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

Our collaborative agreements may not succeed or may give rise to disputes over intellectual property.

      Our strategy to focus on drug discovery of novel drugs discovered by third parties requires us to enter into collaborative agreements from time to time. Collaborative agreements are generally complex and contain provisions that could give rise to legal disputes. Such disputes can delay the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Collaborative agreements often take longer to conclude and may be more expensive to conduct than originally expected. Other factors relating to collaborative agreements may adversely affect the success of our potential products, including:

•	the development of parallel products by our collaborators or by a competitor;

•	arrangements with collaborative partners that limit or preclude us from developing certain products or technologies;

•	premature termination of a collaborative agreement; or

•	failure by a collaborative partner to devote sufficient resources to the development of our potential products.

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

      In addition, due to the nature of the market for pain management products, it may be necessary for us to license all or substantially all of our product candidates to a single collaborator, thereby eliminating our opportunity to commercialize other painmanagement products independently. If we enter into any collaborative arrangements, our product revenues are likely to be lower than if we marketed and sold our products ourselves.

      In addition, any revenues we receive would depend upon the our collaborators’ efforts which may not be adequate due to lack of attention or resource commitments, management turnover, change of strategic focus, further business combinations or other factors outside of our control. Depending upon the terms of our collaboration, the remedies we have against an under-performing collaborator may be limited. If we were to terminate the relationship, it may be difficult or impossible to find a replacement collaborator on acceptable terms, or at all.

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

      Our success, competitive position and potential future revenues will depend in part on our ability to protect our intellectual property. If either we, Albert Einstein College of Medicine or our other collaborators fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result. In January 2003, the U.S. Patent and Trademark Office disclosed that a law firm for an unidentified third party filed requests for an Ex Parte Reexamination related to certain claims on patents we exclusively licensed from Albert Einstein College of Medicine. An adverse outcome of the reexamination process could result in loss of claims of these patents that pertain to certain drugs we have currently under development.

      We intend to file additional patent applications relating to our technology, products and processes. We may direct Albert Einstein College of Medicine or our collaborators to file additional patent applications relating to the licensed technology or we may do so ourselves. However, our competitors may challenge, invalidate or circumvent any of our current or future patents. These patents may also fail to provide us with meaningful competitive advantages.

We may become involved in expensive litigation or other legal proceedings related to our existing intellectual property rights, including patents.

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

Conducting clinical trials of our product candidates exposes us to expensive product liability claims and we may not be able to maintain product liability insurance on reasonable terms or at all.

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

      Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, health maintenance organizations and managed care organizations, are challenging the prices charged for medical products and services and/or are seeking pharmacoeconomic data to justify formulary acceptance and reimbursement practices. Government and other healthcare payers increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has or has not granted labeling approval. Third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our products, market acceptance of them could be limited.

Law enforcement concerns over diversion of opioids and social issues around abuse of opioids may make the regulatory approval process very difficult for our drug candidates.

      Media stories regarding the diversion of opioids and other controlled substances are commonplace. Law enforcement agencies or regulatory agencies may apply policies that seek to limit the availability of opioids. Such efforts may adversely affect the regulatory approval process for our drug candidates.

Our stock price has been volatile and could experience a sudden decline in value.

      Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of technological innovations or new commercial products by us or others;

•	results of our preclinical and clinical trials;

•	developments in patent or other proprietary rights by us or others;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	regulatory developments or changes in regulatory guidance;

•	litigation or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

Volatility in the stock prices of other companies may contribute to volatility in our stock price.

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

      The NASD and the Securities and Exchange Commission have proposed certain new rules which, if adopted in their current form, may require us to make changes to the membership of our board of directors and audit and compensation committees. If we were unable to continue to comply with the new rules within the time frame prescribed by the NASD, we could be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

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

      Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our product candidates, our need for clinical supplies and the re-measurement of certain deferred stock compensation. Thus, quarter-to-quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our operating results may not meet the expectations of securities analysts and investors which could result in a decline in the price of our stock.

Business interruptions could limit our ability to operate our business.

      Our operations as well as those of our collaborators on which we depend are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunication failures, international acts of terror and similar events. We have not established a formal disaster recovery plan and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks

      The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We had no holdings of derivative financial or commodity instruments, and as of December 31, 2002 all of our cash and cash equivalents were in money market and checking funds with variable, market rates of interest.

Item 8.     Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

      We have audited the accompanying balance sheet of Pain Therapeutics, Inc. (a development stage enterprise) as of December 31, 2002, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from May 4, 1998 (inception) through December 31, 2002. The financial statements as of December 31, 2001, and for the period May 4, 1998 (inception) through December 31, 2001, were audited by other auditors whose report dated March 1, 2002 expressed an unqualified opinion on those statements. The financial statements for the period May 4, 1998 (inception) through December 31, 2001 include a net loss of $50,937,327. Our opinion on the statements of operation, stockholders’ equity (deficit) and cash flows for the period from May 4, 1998 (inception) through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2001, is based solely on the report of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audit and the report of other auditors the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. (a development stage enterprise) as of December 31, 2002 and the results of its operations and its cash flows for the year then ended and for the period from May 4, 1998 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 18, 2003

Independent Auditors’ Report

The Board of Directors and Stockholders

Pain Therapeutics, Inc.:

      We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2001, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. as of December 31, 2001 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Francisco, California

March 1, 2002

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

(in thousands except share and per share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$50,091	$65,274
Interest receivable	55	117
Prepaid expenses	1,101	323

Total current assets	51,247	65,714
Property and equipment, net	2,003	2,346
Other assets	75	75

Total assets	$53,325	$68,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,648	$2,170
Accrued compensation and benefits	273	283
Other accrued liabilities	180	66

Total liabilities	3,101	2,519

Commitments and contingencies
Stockholders’ equity
Preferred stock; $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 27,200,508 and 26,837,325 shares issued and outstanding in 2002 and 2001, respectively	27	27
Additional paid-in-capital	103,254	103,595
Deferred compensation	(304)	(1,119)
Notes receivable from stockholders	(122)	(181)
Deficit accumulated during the development stage	(52,631)	(36,706)

Total stockholders’ equity	50,224	65,616

Total liabilities and stockholders’ equity	$53,325	$68,135

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(in thousands except per share data)

				May 4, 1998
				(Inception)
	Years Ended December 31,			Through
				December 31,
	2002	2001	2000	2002

Operating expenses:
Research and development	$11,396	$11,668	$12,596	$39,927
General and administrative	5,523	5,647	7,710	19,697

Total operating expenses	16,919	17,315	20,306	59,624

Operating loss	(16,919)	(17,315)	(20,306)	(59,624)
Other income:
Interest income	994	2,978	2,826	6,993

Net loss	(15,925)	(14,337)	(17,480)	(52,631)
Return to series C preferred stockholders for beneficial conversion feature	—	—	(14,231)	(14,231)

Loss available to common stockholders	$(15,925)	$(14,337)	$(31,711)	$(66,862)

Basic and diluted loss per share	$(0.59)	$(0.57)	$(2.33)

Weighted-average shares used in computing basic and diluted loss per share	27,039	25,332	13,635

Included in research and development and general and administrative expenses are stock-based compensation expenses of $210, $1,198, $8,759 for the years ended December 31, 2002, 2001 and 2000, respectively, and $11,790 for the period from May 4, 1998 (inception) through December 31, 2002.

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period May 4, 1998 (inception) through December 31, 2002
(in thousands except share data)

								Deficit
	Series A Convertible						Notes	Accumulated
	Preferred Stock		Common Stock		Additional		Receivable	During	Stockholders’
					Paid-In	Deferred	from	Development	Equity
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Stockholders	Stage	(Deficit)

Balance at May 4, 1998 (inception)	—	$—	—	$—	$—	$—	$—	$—	$—

Common stock issued in June 1998 at $0.001 per share	—	—	8,500,000	9	—	—	—	—	9
Series A convertible preferred stock issued between August 1998 and October 1998 at $1.00 per share	2,659,489	3	—	—	2,637	—	—	—	2,640
Common stock issued in September 1998 at $0.10 per share for notes receivable	—	—	350,000	—	35	—	(35)	—	—
Common stock issued in September 1998 at $0.10 for cash	—	—	150,000	—	15	—	—	—	15
Net loss and comprehensive loss	—	—	—	—	—	—	—	(389)	(389)

Balance at December 31, 1998	2,659,489	3	9,000,000	9	2,687	—	(35)	(389)	2,275
Common stock issued between April and May 1999 at $0.10 per share for notes receivable	—	—	444,000	—	44	—	(44)	—	—
Issuance of common stock pursuant to exercise of stock options	—	—	1,000	—	—	—	—	—	—
Issuance of warrants in connection with lease in August 1999	—	—	—	—	34	—	—	—	34
Deferred compensation for options issued to employees	—	—	—	—	2,284	(2,284)	—	—	—
Amortization of employee deferred compensation, net of reversals	—	—	—	—	—	188	—	—	188
Compensation with respect to non-employee option grants	—	—	—	—	1,435	—	—	—	1,435
Stockholder notes receivable	—	—	—	—	—	—	5	—	5
Net loss and comprehensive loss	—	—	—	—	—	—	—	(4,500)	(4,500)

Balance at December 31, 1999	2,659,489	3	9,445,000	9	6,484	(2,096)	(74)	(4,889)	(563)
Common stock issued pursuant to initial public offering at $12.00 per share, net of issuance costs in July 2000	—	—	5,750,000	6	62,933	—	—	—	62,939
Common stock issued at $0.20 per share for notes receivable at various times during 2000	—	—	245,000	—	49	—	(49)	—	—
Issuance of common stock pursuant to exercise of stock options at various times during 2000	—	—	184,740	—	42	—	—	—	42
Issuance of warrants in connection with series C preferred stock offering in February 1999	—	—	—	—	963	—	—	—	963
Deferred compensation for options issued to employees	—	—	—	—	4,939	(4,939)	—	—	—
Amortization of employee deferred compensation, net of reversals	—	—	—	—	—	3,618	—	—	3,618
Compensation with respect to non-employee option grants	—	—	—	—	2,495	—	—	—	2,495
Compensation related to stock purchase rights	—	—	—	—	2,646	—	—	—	2,646
Issuance of common stock related to employee stock purchase plan in November 2000	—	—	4,664	—	48	—	—	—	48

								Deficit
	Series A Convertible						Notes	Accumulated
	Preferred Stock		Common Stock		Additional		Receivable	During	Stockholders’
					Paid-In	Deferred	from	Development	Equity
	Shares	Par Value	Shares	Par Value	Capital	Compensation	Stockholders	Stage	(Deficit)

Stockholder notes receivable	—	—	—	—	—	—	50	—	50
Conversion of series A convertible preferred stock to common at $1.00 per share in July 2000	(2,659,489)	(3)	2,659,489	3	—	—	—	—	—
Conversion of series B redeemable convertible preferred stock to common at $1.85 per share in July 2000	—	—	5,405,405	6	9,698	—	—	—	9,704
Conversion of series C redeemable convertible preferred stock to common at $5.00 per share in July 2000	—	—	3,044,018	3	14,229	—	—	—	14,232
Beneficial conversion feature of series C preferred stock	—	—	—	—	14,232	—	—	—	14,232
Return to series C preferred shareholders for beneficial conversion feature	—	—	—	—	(14,232)	—	—	—	(14,232)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(17,480)	(17,480)

Balance at December 31, 2000	—	—	26,738,316	27	104,526	(3,417)	(73)	(22,369)	78,694
Issuance of common stock pursuant to exercise of stock options at various times during 2001	—	—	78,635	—	50	—	—	—	50
Amortization of employee deferred compensation, net of reversals	—	—	—	—	(347)	2,298	—	—	1,951
Compensation with respect to non-employee option grants	—	—	—	—	(753)	—	—	—	(753)
Issuance of common stock related to employee stock purchase plan in May 2001 and November 2001	—	—	20,374	—	119	—	—	—	119
Stockholder notes receivable	—	—	—	—	—	—	(108)	—	(108)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(14,337)	(14,337)

Balance at December 31, 2001	—	—	26,837,325	27	103,595	(1,119)	(181)	(36,706)	65,616
Issuance of common stock pursuant to exercise of stock options during the 2002	—	—	351,278	—	140	—	—	—	140
Amortization of employee deferred compensation, net of reversals	—	—	—	—	(395)	815	—	—	420
Compensation with respect to non-employee option grants	—	—	—	—	(210)	—	—	—	(210)
Repurchase of restricted stock in August 2002	—	—	(19,480)	—	(3)	—	—	—	(3)
Issuance of common stock related to employee stock purchase plan in May 2002 and November 2002	—	—	31,385	—	127	—	—	—	127
Stockholder notes receivable	—	—	—	—	—	—	59	—	59
Net loss and comprehensive loss	—	—	—	—	—	—	—	(15,925)	(15,925)

Balance at December 31, 2002	—	$—	27,200,508	$27	$103,254	$(304)	$(122)	$(52,631)	$50,224

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(in thousands)

				May 4, 1998
				(Inception)
	Years Ended December 31,			Through
				December 31,
	2002	2001	2000	2002

Cash flows from operating activities:
Net loss	$(15,925)	$(14,337)	$(17,480)	$(52,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349	245	45	644
Non-cash stock based compensation	210	1,198	8,759	11,790
Non-cash expense for warrants issued	—	—	—	34
Loss on disposal of property and equipment	2	49	3	54
Changes in operating assets and liabilities:
Interest receivable	62	329	(430)	(55)
Prepaid expenses	(778)	77	(359)	(1,101)
Other assets	—	—	(75)	(75)
Accounts payable	478	(143)	2,012	2,648
Accrued compensation and benefits	(10)	204	79	273
Other accrued liabilities	114	6	60	180

Net cash used in operating activities	(15,498)	(12,372)	(7,386)	(38,239)

Cash flows used in investing activities:
Purchase of property and equipment	(7)	(1,342)	(1,302)	(2,701)

Cash flows from financing activities:
Proceeds from issuance of series B redeemable convertible preferred stock, net	—	—	—	9,704
Proceeds from issuance of series C redeemable convertible preferred stock, net	—	—	15,195	15,195
Stock subscription note payments received	59	—	50	114
Proceeds from issuance of series A convertible preferred stock, net	—	—	—	2,640
Net proceeds from issuance of common stock	263	61	91	439
Proceeds from initial public offering, net	—	—	62,939	62,939

Net cash provided by financing activities	322	61	78,275	91,031

Net increase (decrease) in cash and cash equivalents	(15,183)	(13,653)	69,587	50,091
Cash and cash equivalents at beginning of period	65,274	78,927	9,340	—

Cash and cash equivalents at end of period	$50,091	$65,274	$78,927	$50,091

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

1.	Business

      Pain Therapeutics, Inc. is developing a new generation of opioid painkillers with improved clinical benefits. We believe our drugs will offer enhanced pain relief and reduced tolerance/ physical dependence or addiction potential compared to existing opioid painkillers. If approved by the Food and Drug Administration, or FDA, we believe our proprietary drugs could replace many existing opioid painkillers commonly used to treat moderate to severe pain. The Company was incorporated in Delaware in May 1998.

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

Impairment of Long-Lived Assets

      We regularly perform reviews to determine if the carrying value of our long-lived assets is impaired. We look for facts or circumstances, either internal or external, that indicate that we may not recover the carrying value of the asset.

      We measure impairment loss related to long-lived assets based on the amount by which the carrying amounts of such assets exceed their fair values. Our measurement of fair value is generally based on an analysis of the present value of estimated future discounted cash flows. We use available information and reasonable and supportable assumptions and projections. We consider the likelihood of possible outcomes and our best estimates of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the measurement of fair value of the impaired asset. No events or changes in circumstances have occurred with respect to our long-lived assets that would indicate that an impairment analysis should have been performed.

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      Interest receivables are considered to have carrying amounts that approximate fair value because of the short maturity of these financial instruments. Notes receivable are considered to have carrying amounts that approximate fair value as they bear a market rate of interest.

Business Segments

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). Our operations are confined to one business segment: the discovery and development of new opioid painkillers.

Expenses for clinical trials

      Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and treatment as well as on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the trial completes enrollment. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the trial.

Stock Based Compensation

      We use the intrinsic-value method of accounting for stock based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Accordingly, we would recognize compensation expense in our financial statements in connection with stock options granted to employees with exercise prices less than fair value at the time the stock option is granted. We record stock based compensation expense for non-employees at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and Emerging Issues Task Force No. 96-18 (“EITF 96-18”). The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. The model considers a number of factors, including the market price and volatility of our common stock at the date of measurement. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest. The compensation expense related to all grants is being amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option, generally four years. The graded vesting method results in expensing approximately 57% of the total award in year one, 26% in year two, 13% in year three and 4% in year four.

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      If we had recorded compensation cost of our stock based plans in a manner consistent with the fair value approach of SFAS No. 123, our loss and adjusted loss per share would have been increased as follows (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Loss available to common stockholders as reported	$(15,925)	$(14,337)	$(31,711)
Deduct: Total stock based employee compensation expense determined under the fair valued based method for all awards	(6,452)	(6,207)	(4,665)
Add: Total stock based employee compensation	420	1,951	3,618

Adjusted loss available to common stockholders	$(21,957)	$(18,593)	$(32,758)

Loss per share basic and diluted as reported	$(0.59)	$(0.57)	$(2.33)

Adjusted loss per share basic and diluted	$(0.81)	$(0.73)	$(2.40)

      The weighted average fair value of stock options granted was $5.09 in 2002, $6.20 in 2001 and $5.20 in 2000.

      For both employee and non-employee stock options, the weighted average fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,

	2002	2001	2000

Employee options:
Volatility	89%	95%	75%
Risk-free interest rates	3.8%	5.1%	5.5% to 7.1%
Expected life of option	5 years	5 years	5 years
Dividend yield	—	—	—
Non-employees options:
Volatility	89%	95%	75%
Risk-free interest rates	3.1% to 3.8%	5.1%	5.1% to 6.3%
Expected life of option	10 years	10 years	10 years

      For the 2000 Employee Stock Purchase Plan, the weighted-average fair value of purchase rights granted was $3.79 per share in 2002, $3.29 in 2001 and $6.84 in 2000 calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions

	Years Ended December 31,

	2002	2001	2000

Volatility	89%	95%	75%
Risk-free interest rates	2.0%	5.1%	5.1%
Expected life of options	2 years	2 years	2 years
Dividend yield	—	—	—

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Loss per Share

      Basic loss per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. The Company has computed its weighted-average shares outstanding for all periods presented excluding those common shares issued and outstanding that remain subject to the Company’s repurchase rights. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of convertible preferred stock, common shares issued and outstanding subject to the Company’s repurchase rights, outstanding stock options and outstanding warrants. Upon the closing of our initial public offering in July 2000, all of our convertible preferred stock automatically converted into shares of common stock on a one-to-one basis.

      In all years presented we have reported a loss and therefore all common stock equivalents related to potentially dilutive securities have been excluded from the calculation of diluted loss per share because they are anti-dilutive. The following table sets forth the number of potential weighted-average shares of common stock that are in-the-money for the periods indicated but have not been included in the computation of diluted net loss per share because to do so would be anti-dilutive:

	Years Ended December 31,

	2002	2001	2000

Preferred stock	—	—	5,615,493
Options to purchase common shares	767,250	2,352,735	1,746,160
Common stock subject to repurchase	51,453	1,639,171	4,023,228
Warrants	220,000	340,000	330,000

	1,038,703	4,331,906	11,714,881

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

Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform with the presentation in 2002.

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provision of SFAS No. 148 during 2002, which did not have any impact on the Company’s financial position and results of operations.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), an interpretation of SFAS No. 5, 57, and 107 and rescission of FIN No. 34. The objective of this new guidance is to record the fair value of a guarantee at inception. Disclosures will be required for interim or annual financial statements for periods ending after December 15, 2002. The fair values of guarantees issued after December 31, 2002 must be recognized at inception. We adopted the disclosure requirements of FIN 45 in 2002, which did not have a material impact on the Company’s financial position and results of operations. The adoption of FIN 45 is not expected to have a material impact on the Company’s financial position and results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The consolidation requirements apply to older entities in the first fiscal year of interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on our financial position and results of operations.

3.     Related Party Transactions

      The Company had outstanding full recourse loans aggregating $122,000 and $157,000 to a former officer of the Company at December 31, 2002 and 2001, respectively. The notes bear interest at rates ranging from 4.5% to 8.0% and have maturities through January 2004. In November 2002 a former officer of the Company was retained as a consultant, receiving $28,000 for his services in 2002. In October 2001 a former officer of the Company was retained as a consultant, receiving $65,000 for his services in 2001.

4.	Research and Collaboration Agreements

Albert Einstein College of Medicine

      In 1998, we entered into an exclusive, worldwide license agreement with Albert Einstein College of Medicine for all patents and pending patent applications relating to low-dose opioid antagonist technology. Pursuant to the terms of the license agreement, in 1998 we paid Albert Einstein College of Medicine a one-time licensing fee, which was recognized as a research and development expense. We will pay Albert Einstein College of Medicine certain amounts upon the achievement of certain regulatory and clinical events as well as royalties based on net sales of our products.

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Durect Corporation

      In December 2002, we entered into an exclusive, worldwide licensing agreement with Durect Corporation. Under this agreement, Durect will formulate certain oral opioids into long-acting formulations. We have exclusive worldwide rights to develop and commercialize these opioid drugs formulated with Durect’s proprietary technology. We paid Durect an undisclosed upfront fee and will make milestone payments based upon achievement of certain technical, clinical or regulatory milestones. We will fund certain formulation activities performed by Durect and will pay Durect royalties on sales of products resulting from the agreement. We can terminate the agreement without cause and Durect can terminate the agreement under certain circumstances.

5.	Property and Equipment

      Property and equipment consisted of the following at December 31 (in thousands):

	2002	2001

Furniture and fixtures	$492	$492
Computers and software	230	225
Leasehold improvement	1,891	1,891

	2,613	2,608
Accumulated depreciation and amortization	(610)	(262)

Total	$2,003	$2,346

6.	Redeemable Convertible Preferred Stock

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

Return to Series C Preferred Stockholders for Beneficial Conversion Feature

      In February 2000, we issued 3,044,018 shares of series C redeemable convertible preferred stock for $14.2 million, net of issuance costs. We determined that our series C redeemable convertible preferred stock was issued with a beneficial conversion feature. The value of the beneficial conversion feature was recognized by allocating to additional paid in capital a portion of the preferred stock, limited to the net proceeds received. As our series C redeemable convertible preferred stock was convertible into common stock at the option of the holder, at the issuance date of the preferred stock the entire $14.2 million was allocated to the intrinsic value of that feature and has been treated as a dividend and recognized as a return to the preferred stockholders for purposes of computing basic and diluted loss per share for the period ended December 31, 2000. Upon the closing of our initial public offering in July 2000, all 3,044,018 shares of our series C redeemable convertible preferred stock automatically converted into shares of common stock on a one to one basis.

7.     Stockholders’ Equity (Deficit)

Initial Public Offering of Common Stock and Conversion of Preferred Stock

      In 2000, we completed an initial public offering in which we sold 5,750,000 shares of common stock at $12.00 per share. We received net proceeds from the initial public offering of approximately $62.9 million,

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

after deducting underwriting discounts, commissions and other expenses. Upon the closing of the offering, all 11,108,922 shares of our then outstanding preferred stock automatically converted into common stock on a one to one basis.

Common Stock

      Under the terms of the 1998 Stock Plan, we have granted stock purchase rights and subsequently issued shares of common stock to certain employees and non-employees in exchange for full-recourse promissory notes or cash. Such shares were issued pursuant to a restricted stock purchase agreement, which includes a repurchase option in our favor. The shares are released from our repurchase option over the original option-vesting period, which ranges from two to four years. Our repurchase option is exercisable only within 90 days following the termination of the purchaser’s employment or provision of services, during which time we are able to repurchase the unvested shares at the original purchase price per share. In September 1998 we granted stock purchase rights and subsequently issued 500,000 shares of common stock at $0.10 per share in exchange for $35,000 in full-recourse promissory notes and $15,000 in cash. In February 1999 we granted stock purchase rights and subsequently issued 444,000 shares of common stock at $0.10 per share in exchange for full-recourse promissory notes. In December 1999 we granted stock purchase rights and subsequently issued 245,000 shares of common stock at $0.20 per share in exchange for $49,000 in full-recourse promissory notes. As of December 31, 2002 and 2001, 51,453 and 226,456 shares of common stock, respectively, were not vested and, therefore, were subject to repurchase by us in the event of termination of the purchaser’s employment or provision of services to us.

Preferred Stock

      The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

Warrants

      In June 1998, we issued a warrant to purchase 150,000 shares of series A convertible preferred stock at an exercise price of $1.00 per share to one of the holders of the series A convertible preferred stock, in consideration of such holder’s advance of funds to us prior to the closing of the series A convertible preferred stock financing. The warrant expires on June 5, 2010. Upon the closing of our initial public offering in July 2000, this warrant to purchase 150,000 shares of series A convertible preferred stock was converted to a warrant to purchase the same number of common shares. The shares of common stock underlying this warrant are entitled to certain registration rights.

      In August 1999, we issued a warrant to purchase 70,000 shares of common stock at an exercise price of $1.00 per share to the Company’s landlord in connection with the commercial lease of the Company’s previous facilities. The warrant will expire on July 19, 2005, or sooner under certain circumstances. The shares of common stock underlying this warrant are not entitled to any registration rights. The fair value of this warrant of $34,000 was estimated using a Black-Schools model and the following assumptions: estimated volatility of 60%, a risk-free interest rate of 5.27%, no dividend yield, and an expected life equal to the contractual life of 5 years. This fair value was amortized to rent expense over the related lease term.

      In connection with the issuance of our series C preferred stock in February 2000, we issued a warrant to purchase 120,000 shares of common stock at $5.00 per share. The warrant will expire on February 1, 2005. The shares of common stock underlying this warrant are not entitled to any registration rights. The fair value of this warrant of $963,000 was estimated using a Black-Schools model and the following assumptions:

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

estimated volatility of 60%, a risk-free interest rate of 4.59%, no dividend yield, and an expected life equal to the contractual life of 5 years. The fair value was recognized as an increase to additional paid-in capital.

2000 Employee Stock Purchase Plan

      In June 2000, our stockholders approved the Company’s 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”). A total of 500,000 shares of common stock have been reserved for issuance under the 2000 Purchase Plan, plus an annual increase equal to the lesser of (i) 500,000 shares, (ii) 1% of the initially outstanding shares of common stock on such date, or (iii) an amount determined by the Board of Directors. The 2000 Purchase Plan permits eligible participants to purchase common stock through payroll deductions of up to 15% of the participant’s compensation. The purchase price of the stock is generally 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. We have issued 56,423 shares of common stock pursuant to the 2000 Purchase Plan through December 31, 2002, leaving 443,577 shares reserved for issuance.

1998 Stock Plan

      Under the 1998 Stock Plan, employees, directors and consultants (“Service Providers”) may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees and directors. At December 31, 2002 a total of 7,000,000 of common stock were authorized for issuance under the 1998 Stock Plan. The 1998 Stock Plan allows for annual increases, beginning fiscal year 2001, in the number of common shares authorized for issuance equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board of Directors.

      The Board of Directors or a designated Committee of the Board is responsible for administration of the 1998 Stock Plan and determines the terms and conditions of each option granted, consistent with the terms of the plan. Incentive stock options may be granted under the 1998 Stock Plan at a price not less than 100% of the fair market value of the stock on the date of grant (not less than 110% of the fair market value on the date of grant in the case of holders of more than 10% of the Company’s voting stock). Options granted under the 1998 Stock Plan generally expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Forfeited options become available for reissuance under the 1998 Stock Plan.

      The 1998 Plan also provides for the automatic grant of options to purchase shares of common stock to outside directors. On the date of each annual stockholder’s meeting, each outside director is automatically granted an option to purchase 25,000 shares of common stock. The term of the option is ten years, the exercise price is 100% of the fair market value of the stock on the date of grant, and the option becomes exercisable as to 25% of the shares on the anniversary of its date of grant provided the optionee continues to serve as a director on such dates.

      There were no options granted during the period from May 4, 1998 (inception) through December 31, 1998.

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity under the 1998 Stock Plan:

	Number of	Weighted Average
	Options	Exercise Price

Options outstanding as of December 31, 1999	1,295,200	$0.12
Granted	934,000	6.98
Exercised	(184,740)	0.22
Forfeited	(38,209)	3.45

Options outstanding as of December 31, 2000	2,006,251	$3.13
Granted	1,423,000	7.39
Exercised	(78,635)	0.63
Forfeited	(465,900)	2.61

Options outstanding as of December 31, 2001	2,884,716	$5.39
Granted	1,692,213	6.38
Exercised	(351,278)	0.40
Forfeited	(232,022)	6.91

Options outstanding as of December 31, 2002	3,993,629	$6.15

      Shares available for grant under the 1998 Stock Plan were 1,201,718, 1,661,909 and 1,319,009 as of December 31, 2002, 2001 and 2000 respectively.

      The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding

		Weighted Average		Options Exercisable
		Remaining
	Number of	Contractual	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Life (Years)	Exercise Price	Vested Options	Exercise Price

$ 0.10 – $ 1.00	557,750	6.73	$0.43	424,413	$0.37
$ 2.00 – $ 3.00	451,400	8.66	2.54	136,520	$2.00
$ 3.19 – $ 6.37	260,313	9.81	3.36	8,229	$3.66
$ 6.71 – $ 6.71	550,000	8.81	6.71	160,416	$6.71
$ 6.90 – $ 6.90	700,000	9.45	6.90	160,416	$6.90
$ 7.00 – $ 8.00	480,500	8.59	7.40	162,011	$7.46
$ 8.05 – $ 9.10	405,666	8.89	8.59	84,976	$8.65
$ 9.11 – $10.00	410,000	8.89	9.49	117,288	$9.75
$14.13 – $14.13	103,000	7.96	14.13	53,749	$14.13
$18.63 – $18.63	75,000	7.71	18.63	42,188	$18.63

$ 0.10 – $18.63	3,993,629	8.63	$6.15	1,350,206	$5.39

      As of December 31, 2002, 2001 and 2000 there were 1,350,206, 964,840 and 409,304 fully vested and exercisable shares with a weighted average exercise price of $5.39, $3.19 and $1.47 per share, respectively.

      As of December 31, 2002 a total of 1,985,295 shares were reserved for the 1998 Stock Plan, the 2000 Employee Stock Purchase Plan and for outstanding warrants.

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation

      We use the intrinsic-value method of accounting for stock based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Accordingly, we would recognize compensation expense in our financial statements in connection with stock options granted to employees with exercise prices less than fair value at the time the stock option is granted. We record stock based compensation expense for non-employees at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and Emerging Issues Task Force No. 96-18 (“EITF 96-18”). The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. The model considers a number of factors, including the market price and volatility of our common stock at the date of measurement. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest. The compensation expense related to all grants is being amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option, generally four years. The graded vesting method results in expensing approximately 57% of the total award in year one, 26% in year two, 13% in year three and 4% in year four.

      Compensation expense is being recognized over the vesting period for employees and the service period for non-employees in accordance with FIN No. 28. Amounts amortized to the statement of operations as compensation expense for employees were $420,000, $1,951,000 and $3,618,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Amounts amortized to the statement of operations as compensation expense for non-employees were ($210,000), ($753,000), and $2,495,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.	Employee 401(k) Benefit Plan

      In October 2001 the Company implemented a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may elect to contribute the lesser of 20% of their annual compensation or the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of all employees. Through December 31, 2002, the Company has not made any matching contributions.

9.     Income Taxes

      There is no provision for income taxes because the Company has incurred losses. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforward	$16,000	$9,580
Research and development credits	1,090	1,429
Stock related compensation	4,680	4,613
Other	1,240	105

Total deferred tax assets	23,010	15,727
Valuation allowance	(23,010)	(15,727)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which we are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Valuation Allowance increased by $7,283, $6,381, and $7,258 during 2002, 2001 and 2000, respectively.

      As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $40.0 million, which expire in the years 2018 through 2022 and federal research and developments tax credits of approximately $1,600,000, which expire in the years 2018 through 2022. As of December 31, 2002, the Company had net operating loss carryforwards for state income tax purposes of approximately $40.0 million, which expire in the years 2008 through 2013 and state research and development tax credits of approximately $860,000, which do not expire.

      Utilization of the Company’s net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such and annual limitation could result in the expiration of the net operating loss and credits before utilization.

10.     Leases and Commitments

      We conduct our product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations, however these contracts are cancelable on thirty days notice and are largely based on services performed. We currently lease office space and equipment pursuant to non-cancelable operating leases that will expire at various dates through 2010.

      Future minimum lease payments are as follows for the years ended December 31 (in thousands):

						2008 and
	2003	2004	2005	2006	2007	Thereafter	Total

Future minimum lease payments	$168	$169	$174	$180	$187	$562	$1,440

      Rent expense under non-cancelable operating leases was $186,000, $187,000 and $150,000 for the years ended December 31, 2002, 2001, and 2000 respectively.

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

11.	Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Quarters Ended

	March 31	June 30	September 30	December 31

2002
Net loss	$(4,026)	$(3,714)	$(3,050)	$(5,135)
Basic and diluted loss per share	$(0.15)	$(0.14)	$(0.11)	$(0.19)
2001
Net loss	$(2,193)	$(3,084)	$(3,370)	$(5,690)
Basic and diluted loss per share	$(0.09)	$(0.12)	$(0.13)	$(0.22)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Officers of the Registrant

      The information regarding our directors and executive officers is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2003 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2002.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading “Executive Compensation and Other Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Certain Relationships and Related Transactions.”

Item 14.	Controls and Procedures

      As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements (included in Part II of this report):

Report of Ernst & Young LLP, Independent Auditors

Report of KPMG LLP, Independent Auditors

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(2) Financial Statement Schedules:

      All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3) Exhibits:

Exhibit
Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
4.1*	Specimen Common Stock Certificate
10.1*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers
10.2*	2000 Stock Plan and form of agreements thereunder
10.3*	2000 Employee Stock Purchase Plan and form of agreements thereunder
10.21**	Lease Agreement dated July 21, 2000 between the Registrant and Goss-Jewett Company of Northern California
10.4(3)	Employment Agreement, dated August 29, 2000, between Grant L. Schoenhard, Ph.D. and Pain Therapeutics
10.5(3)	Employment Agreement, dated October 23, 2001, between Nadav Friedmann, M.D., Ph.D. and Pain Therapeutics
10.6(3)	Consulting Agreement, Settlement Agreement and Mutual Release, dated October 19, 2001, between Barry Sherman, M.D. and Pain Therapeutics
10.7(3)	Note, dated April 20, 2001, between David L. Johnson and Pain Therapeutics.
10.7a*	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.
10.8(3)	Agreement, dated January 31, 2002, between David L. Johnson and Pain Therapeutics
10.9(3)	Note, dated March 1, 2000, between David L. Johnson and Pain Therapeutics
23.1	Consent of KPMG LLP, Independent Certified Public Accountants
23.2	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 53)

Exhibit
Number	Description of Document

99.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

**	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3) Incorporated by reference from exhibits to the Company’s report on Form 10-K for the period ending December 31, 2001.

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended December 31, 2002.

      (c) Exhibits

      The exhibits listed under Item 14(a)(3) hereof are filed as part of this Form 10-K.

      (d) Financial Statement Schedules

      All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAIN THERAPEUTICS, INC.

By:	/s/ REMI BARBIER

Remi Barbier
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: March 17, 2003

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Remi Barbier and Peter S. Roddy, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REMI BARBIER Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2003

/s/ PETER S. RODDY Peter S. Roddy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2003

/s/ GERT CASPRITZ, PH.D. Gert Caspritz, Ph.D.	Director	March 17, 2003

/s/ NADAV FRIEDMANN, M.D., PH.D. Nadav Friedmann, M.D., Ph.D.	Chief Operating Officer and Director	March 17, 2003

/s/ MICHAEL J. O’DONNELL, ESQ. Michael J. O’Donnell, Esq.	Director and Secretary	March 17, 2003

/s/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	March 17, 2003

/s/ RICHARD G. STEVENS Richard G. Stevens	Director	March 17, 2003

CERTIFICATIONS

I, Remi Barbier, Chairman of the Board of Directors, President and Chief Executive Officer of Pain Therapeutics, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Pain Therapeutics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ REMI BARBIER

Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: March 17, 2003

I, Peter S. Roddy, Chief Financial Officer of Pain Therapeutics, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Pain Therapeutics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PETER S. RODDY

Peter S. Roddy,
Chief Financial Officer

Date: March 17, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation
3.2*	Amended and Restated Bylaws
4.1*	Specimen Common Stock Certificate
10.1*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers
10.2*	2000 Stock Plan and form of agreements thereunder
10.3*	2000 Employee Stock Purchase Plan and form of agreements thereunder
10.21**	Lease Agreement dated July 21, 2000 between the Registrant and Goss-Jewett Company of Northern California
10.4(3)	Employment Agreement, dated August 29, 2000, between Grant L. Schoenhard, Ph.D. and Pain Therapeutics
10.5(3)	Employment Agreement, dated October 23, 2001, between Nadav Friedmann, M.D., Ph.D. and Pain Therapeutics
10.6(3)	Consulting Agreement, Settlement Agreement and Mutual Release, dated October 19, 2001, between Barry Sherman, M.D. and Pain Therapeutics
10.7(3)	Note, dated April 20, 2001, between David L. Johnson and Pain Therapeutics.
10.7a*	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.
10.8(3)	Agreement, dated January 31, 2002, between David L. Johnson and Pain Therapeutics
10.9(3)	Note, dated March 1, 2000, between David L. Johnson and Pain Therapeutics
23.1	Consent of KPMG LLP, Independent Certified Public Accountants
23.2	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of Attorney (see page 53)
99.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

**	Incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(3)	Incorporated by reference from exhibits to the Company’s report on Form 10-K for the period ending December 31, 2001.