Form 10-Q
period 2003-03-31
PAIN THERAPEUTICS INC
filed 2003-05-05
CIK 1069530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2003

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes (X)   No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (  )   No (X)

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	27,204,608 Shares

Class	Outstanding at April 25, 2003

PAIN THERAPEUTICS, INC.

		Page No.

PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements (unaudited)	3
	Condensed Balance Sheets – March 31, 2003 and December 31, 2002	3
	Condensed Statements of Operations – Three Month Periods Ended March 31, 2003 and 2002 and the Period from May 4, 1998 (Inception) Through March 31, 2003	4
	Condensed Statements of Cash Flows – Three Month Periods Ended March 31, 2003 and 2002 and the Period from May 4, 1998 (Inception) Through March 31, 2003	5
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION		27
Item 1.	Legal Proceedings	27
Item 2.	Change in Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27
Signatures		28
Certifications		29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

Condensed Balance Sheets
(Unaudited)
(in thousands)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$45,664	$50,091
Interest receivable	46	55
Prepaid expenses	326	1,101

Total current assets	46,036	51,247
Property and equipment, net	1,917	2,003
Other assets	75	75

Total assets	$48,028	$53,325

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,728	$2,648
Accrued compensation and benefits	389	273
Other accrued liabilities	202	180

Total current liabilities	2,319	3,101

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	27	27
Additional paid-in-capital	103,248	103,254
Deferred compensation	(195)	(304)
Notes receivable from stockholders	(123)	(122)
Deficit accumulated during the development stage	(57,248)	(52,631)

Total stockholders’ equity	45,709	50,224

Total liabilities and stockholders’ equity	$48,028	$53,325

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

Condensed Statements of Operations
(Unaudited)
(in thousands except per share data)

			May 4, 1998
			(inception)
	Three months ended March 31,		through
			March 31,
	2003	2002	2003

Operating expenses:
Research and development	$3,788	$2,815	$43,715
General and administrative	970	1,506	20,667

Total operating expenses	4,758	4,321	64,382

Operating loss	(4,758)	(4,321)	(64,382)
Other income:
Interest income	141	295	7,134

Net loss	(4,617)	(4,026)	(57,248)
Return to series C preferred stockholders for beneficial conversion feature	—	—	(14,231)

Loss available to common stockholders	$(4,617)	$(4,026)	$(71,479)

Basic and diluted loss per share	$(0.17)	$(0.15)

Weighted-average shares used in computing basic and diluted loss per share	27,157	26,909

Included in research and development and general and administrative expenses are stock based compensation expenses of $103 and $343 for the three months ended March 31, 2003 and 2002, respectively and $11,893 for the period from May 4, 1998 (inception) through March 31, 2003.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.
(A Development Stage Enterprise)

Condensed Statements of Cash Flows
(Unaudited)
(in thousands)

			May 4, 1998
			(inception)
	Three months ended March 31,		through
			March 31,
	2003	2002	2003

Cash flows from operating activities:
Net loss	$(4,617)	$(4,026)	$(57,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	85	88	783
Non-cash stock based compensation expense and other	103	343	11,927
Changes in operating assets and liabilities:
Interest receivable	9	20	(46)
Prepaid expenses	775	85	(326)
Other assets	—	—	(75)
Accounts payable	(920)	(724)	1,728
Accrued compensation and benefits	116	123	389
Other accrued liabilities	22	75	202

Net cash used in operating activities	(4,427)	(4,016)	(42,666)

Cash flows used in investing activities:
Purchase of property and equipment	—	(5)	(2,701)

Cash flows from financing activities:
Proceeds from issuance of various series of preferred stock, net	—	—	27,539
Proceeds from initial public offering, net	—	—	62,939
Stock subscription note payments received	—	9	114
Net proceeds from issuance of common stock	—	96	439

Net cash provided by financing activities	—	105	91,031

Net increase (decrease) in cash and cash equivalents	(4,427)	(3,916)	45,664
Cash and cash equivalents at beginning of period	50,091	65,274	—

Cash and cash equivalents at end of period	$45,664	$61,358	$45,664

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

     We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. (“Pain Therapeutics”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the instruction to form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ended December 31, 2003. Certain prior year balances have been reclassified for comparative purposes.

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

Note 3. Comprehensive Loss

     We have no components of other comprehensive loss other than our net loss and, accordingly, our comprehensive loss is equivalent to our net loss for all periods presented.

Note 4. Stock Based Compensation

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

     If we had recorded compensation cost of our stock based plans in a manner consistent with the fair value approach of SFAS No. 123, our loss and adjusted loss per share would have been increased as follows (in thousands, except per share data):

	Three months ended March 31,

	2003	2002

Net loss, as reported	$(4,617)	$(4,026)
Deduct: Total stock-based employee compensation expense determined under the fair valued based method for all awards	(1,382)	(1,141)
Add: Total stock-based employee compensation	109	(41)

Adjusted net loss	$(5,902)	$(5,208)

Net loss per share basic and diluted as reported	$(0.17)	$(0.15)

Adjusted net loss per share basic and diluted	$(0.22)	$(0.19)

The weighted average fair value of options granted was $1.52 and $6.86 in the three months ended March 31, 2003 and 2002, respectively.

For both employee and non-employee stock options, the weighted average fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,

	2003	2002

Volatility	100%	89%
Risk-free interest rates	2.9%	3.8%
Expected life of option	5 years	5 years
Dividend yield	—	—

For the 2000 Employee Stock Purchase Plan, no purchase rights have been granted in 2003 and the weighted average fair value of purchase rights granted in the three months ended March 31, 2002, was $3.79 per share, calculated using the Black-Scholes option pricing model with the following assumptions: volatility equal to 89%, risk free interest rate of 2.0% and an expected life of 2 years.

Note 5. 1998 Stock Plan

     In accordance with the provisions of the 1998 Stock Plan, effective January 1, 2003 the number of shares of common stock authorized for issuance under the 1998 Stock Plan was increased from 7,000,000 to 8,350,000 shares.

Note 6. Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). We adopted FIN 46 in January 2003, which did not have a significant impact on our financial position and results of operations.

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

Overview

     Pain Therapeutics, Inc. is developing a new generation of opioid painkillers with improved clinical benefits. We believe our drugs will offer enhanced pain relief or reduced tolerance/physical dependence or addiction potential compared to existing opioid painkillers. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

     Our lead product candidate is Oxytrex™, a next generation version of immediate release oxycodone. In April 2003, we completed enrollment of patients in a 21-day Phase II multi-dose safety study of Oxytrex™ in patients with severe osteoarthritic pain. We expect to announce clinical data from this safety study in June 2003 and that these data will support further clinical studies of Oxytrex™. In June 2003, we expect to initiate a Phase III clinical trial to examine the safety and efficacy of Oxytrex™ in patients with severe, chronic low-back pain. We have several other opioid painkillers in various earlier stages of clinical testing.

     We have yet to generate any revenues from product sales. We have not been profitable and, since our inception through March 31, 2003, we have incurred a cumulative deficit of approximately $57.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates, salaries and other personnel related costs, including non-cash stock based compensation associated with options granted to employees and non-employees, and general corporate expenses. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our product candidates and our need for clinical supplies.

     We expect to incur significant additional operating losses for the next several years. Our cash requirements for operating activities and capital expenditures will increase substantially in the future as we:

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

     Research and Development

     Research and development expense consists primarily of drug development work associated with our product candidates, including costs of preclinical, clinical trials, clinical supplies and other formulation and design costs and salaries and other personnel related expenses, as well as non-cash stock based compensation. Research and development expense increased to $3.8 million for the three months ended March 31, 2003 from $2.8 million in the three months ended March 31, 2002 primarily due to expenses incurred in the ongoing clinical development of Oxytrex™.

     In April 2003, we announced completion of enrollment of patients in a 21-day Phase II multi-dose safety study of Oxytrex™ in patients with severe osteoarthritic pain. We expect to announce clinical data from this safety study in June 2003 and that these data will support further clinical studies of Oxytrex™. In June 2003, we expect to initiate a Phase III clinical trial to examine the safety and efficacy of Oxytrex™ in patients with severe, chronic low-back pain.

     We have several other opioid painkillers in various earlier stages of clinical testing. Research and development expenses in the three months ended March 31, 2003 also included formulation-related expenses for certain of our product candidates.

     We expect research and development expenses to increase significantly over the next several years as we expand our development efforts and as our product candidates progress through various stages of clinical trials, including the Phase III trial of Oxytrex™. This increase may fluctuate from quarter to quarter and year to year due to the timing and scope of these activities.

General and Administrative

     General and administrative expenses decreased to $1.0 million for the three months ended March 31, 2003 from $1.5 million for the three months ended March 31, 2002, primarily due to a decrease in non-cash equity related expenses as well as a decrease in certain common occupancy expenses. General and administrative expense consists primarily of compensation and other general corporate expenses as well as non-cash stock based compensation. We expect general and administrative expense to increase in future periods in support of increased research and development or general corporate activities.

Non-Cash Stock Based Compensation

     For both research and development and general and administrative expenses, non-cash stock based compensation expense for options granted decreased to $0.1 million for the three months ended March 31, 2003 from $0.3 million for the three months ended March 31, 2002. The decrease was primarily due to the lower market price of our common stock as well as the accelerated amortization methodology utilized in accordance with FIN 28. Non-cash stock based compensation expense may fluctuate from period to period due in part to fluctuations in the fair market value of our common stock as well as other factors used to calculate such expenses.

Interest Income

     Interest income decreased to $0.1 million for the three months ended March 31, 2003 from $0.3 million for the three months ended March 31, 2002 as a result of lower returns on investment of our cash as well as the lower average balances of cash and cash equivalents.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through public and private stock offerings. We intend to continue to use these proceeds to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2003, cash and cash equivalents were $45.7 million and were invested primarily in money market funds.

     Net cash used in operating activities was $4.4 million for the three months ended March 31, 2003 compared to $4.0 million for the comparable period in 2002. Cash used in operating activities related primarily to the funding of operating losses.

     We expect our cash used for capital equipment in 2003 to be approximately $0.1 million. Our requirements for capital equipment may increase in the future.

     Our financing activities from issuing equity from our stock plans provided cash of $0.1 million for the three months ended March 31, 2002.

     We lease approximately 10,500 square feet of general office space. We also lease equipment pursuant to operating leases. Our leases expire at various dates through 2010. Under the terms of all of our leases, future minimum lease payments are $0.2 million in each of the years 2003 through 2010.

     We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. These agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. These potential future payments are cancelable as of March 31, 2003.

     Since our inception we have incurred a cumulative deficit of approximately $57.2 million, including a net loss of $4.6 million at March 31, 2003, and we expect to incur significant additional operating losses for the next several years. Since inception we have used $42.7 million of cash in operating activities and $2.7 million of cash in investing activities. We expect our cash requirements to increase in the foreseeable future as we continue to undertake preclinical and clinical trials for our product candidates, including the planned initiation of a Phase III trial of Oxytrex™; seek regulatory approvals for our product candidates; develop, formulate, manufacture and commercialize our drugs; implement additional internal systems and develop new infrastructure; acquire or in-license additional products or technologies, or expand the use of our technology; maintain, defend and expand the scope of our intellectual property; and hire additional personnel. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). We adopted FIN 46 in January 2003, which did not have a significant impact on our financial position and results of operations.

Risk Factors

     You should carefully consider the following risk factors and all other information contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. Risk and uncertainties, in addition to those we describe below, that are not presently known to us, or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business, operating results and financial condition could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of these risks.

Risks Relating to our Financial Position and Need for Financing

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

     We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $57.2 million as of March 31, 2003. Even if we succeed in developing and commercializing one or more of our drugs, we expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake preclinical and clinical trials for our product candidates, including the planned initiation of a Phase III trial of Oxytrex™ ;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

Risks Relating to our Business and Strategy

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

Clinical and Regulatory Risks

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

     We have several drug candidates in various stages of clinical testing. We are currently enrolling patients in a 21-day Phase II multi-dose safety study of Oxytrex™ in patients with severe osteoarthritic pain. We expect to complete patient enrollment in this safety study in the second quarter of 2003. Clinical data from this study is expected to support further clinical studies of Oxytrex™. If clinical data from the 21-day Phase II study does not support further clinical studies of Oxytrex™, we may also elect to discontinue the development of Oxytrex™ and other drug candidates that utilize technology we licensed from Albert Einstein College of Medicine.

     We have designed and plan to initiate in the second quarter of 2003 a Phase III clinical trial of Oxytrex™ to demonstrate the safety and efficacy of Oxytrex™ in non-malignant, documented severe chronic low back pain. In addition, in October 2002 we announced a pilot program directed at the treatment of Irritable Bowel Syndrome (IBS) with low-dose opioid antagonist. We will have to commit substantial time and additional resources to conducting further preclinical and clinical studies in several types of pain before we can submit NDAs with respect to any of our product candidates.

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

     We discuss with and obtain guidance from regulatory authorities on certain of our clinical trials. Over the course of conducting our clinical trials, circumstances may change, such as standards of safety or efficacy that could affect regulatory authorities’ perception of the adequacy of any of our trial designs. Even with successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval.

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

Risks Relating to our Intellectual Property

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

Risks Relating to our Collaboration Agreements

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

Risks Relating to Manufacturing and Commercialization

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

     In addition, any revenues we receive would depend upon our collaborators’ efforts which may not be adequate due to lack of attention or resource commitments, management turnover, change of strategic focus, further business combinations or other factors outside of our control. Depending upon the terms of our collaboration, the remedies we have against an under-performing collaborator may be limited. If we were to terminate the relationship, it may be difficult or impossible to find a replacement collaborator on acceptable terms, or at all.

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

     We will compete for market share against fully integrated pharmaceutical companies or other companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have opioid painkillers already approved or in development. In addition, many of these competitors, on their own or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

Risks Relating to an Investment in our Common Stock

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

     The NASD and the Securities and Exchange Commission have proposed certain new rules, which, if adopted in their current form, may require us to make changes to the membership of our board of directors and audit and compensation committees. If we were unable to continue to comply with the new rules within the time frame prescribed by the NASD, we could be delisted from trading, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

Our share ownership is concentrated, and our officers, directors and principal stockholders can exert significant control over matters requiring stockholder approval.

     Due to their combined stock holdings, our officers, directors and principal stockholders (stockholders holding greater than 5% of our common stock) acting collectively may have the ability to exercise significant influence over matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and may make some transactions more difficult or impossible to complete without the support of these shareholders.

Our operating results may fluctuate from quarter to quarter and this fluctuation may cause our stock price to decline.

     Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our product candidates, our need for clinical supplies and the re-measurement of certain deferred stock compensation. Thus, quarter-to-quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We had no holdings of derivative financial or commodity instruments, and as of March 31, 2003 all of our cash and cash equivalents were in money market and checking funds with variable, market rates of interest.

Item 4. Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     The following exhibits have been filed with this report:

3.1*	Amended and restated Certificate of Incorporation.

3.2*	Amended and restated Bylaws.

4.1*	Specimen Common Stock Certificate

10.7*	Second Amended and Restated Investors Rights Agreement dated as of February 1,2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

(b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics , Inc.

(Registrant)

Date: May 1, 2003	/s/ Remi Barbier

Remi Barbier President, Chief Executive Officer
and Chairman of the Board of Directors

/s/ Peter S. Roddy

Peter S. Roddy Chief Financial Officer

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	/s/ REMI BARBIER

Remi Barbier, Chairman of the Board of Directors,
President and Chief Executive Officer

     I, Peter S. Roddy, Chief Financial Officer of Pain Therapeutics, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pain Therapeutics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	/s/ PETER S. RODDY

Peter S. Roddy, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

4.1*	Specimen Common Stock Certificate

10.7*	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

99.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.