Form 10-Q
period 2003-06-30
PAIN THERAPEUTICS INC
filed 2003-07-31
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	27,565,505 Shares
Class	Outstanding at July 15, 2003

PAIN THERAPEUTICS, INC.

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheets—June 30, 2003 and December 31, 2002	3

	Condensed Statements of Operations—Three and Six Month Periods Ended June 30, 2003 and 2002 and the Period from May 4, 1998 (Inception) Through June 30, 2003	4

	Condensed Statements of Cash Flows—Three and Six Month Periods Ended June 30, 2003 and 2002 and the Period from May 4, 1998 (Inception) Through June 30, 2003	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Change in Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	28

Signatures		29

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$42,546	$50,091
Interest receivable	38	55
Prepaid expenses	41	1,101

Total current assets	42,625	51,247
Property and equipment, net	1,831	2,003
Other assets	75	75

Total assets	$44,531	$53,325

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,731	$2,648
Accrued compensation and benefits	541	273
Other accrued liabilities	123	180

Total current liabilities	2,395	3,101

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	27	27
Additional paid-in-capital	103,770	103,254
Deferred compensation	(58)	(304)
Notes receivable from stockholders	(10)	(122)
Deficit accumulated during the development stage	(61,593)	(52,631)

Total stockholders’ equity	42,136	50,224

Total liabilities and stockholders’ equity	$44,531	$53,325

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,		May 4, 1998 (inception) through June 30, 2003
	2003	2002	2003	2002
Operating expenses(1):
Research and development	$3,715	$2,674	$7,503	$5,490	$47,430
General and administrative	751	1,307	1,720	2,812	21,417

Total operating expenses	4,466	3,981	9,223	8,302	68,847

Operating loss	(4,466)	(3,981)	(9,223)	(8,302)	(68,847)
Other income:
Interest income	120	266	261	561	7,254

Net loss	(4,346)	(3,715)	(8,962)	(7,741)	(61,593)
Return to series C preferred stockholder for beneficial conversion feature	—	—	—	—	(14,231)

Loss available to common stockholders	$(4,346)	$(3,715)	$(8,962)	$(7,741)	$(75,824)

Basic and diluted loss per common share	$(0.16)	$(0.14)	$(0.33)	$(0.29)

Weighted-average shares used in computing basic and diluted loss per common share	27,334	27,037	27,250	26,973

(1)	Included in research and development and general and administrative expenses are stock-based compensation expenses (reduction in expenses) of ($16) and $191 for the three months ended June 30, 2003 and 2002, respectively, $87 and $533 for the six months ended June 30, 2003 and 2002, respectively and $11,877 for the period from May 4, 1998 (inception) through June 30, 2003.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,		May 4, 1998 (inception) through June 30,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$(8,962)	$(7,741)	$(61,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172	176	870
Non-cash stock based compensation expense and other	87	534	11,911
Changes in operating assets and liabilities:
Interest receivable	17	34	(38)
Prepaid expenses	1,060	(177)	(41)
Other assets	—	—	(75)
Accounts payable	(917)	(764)	1,731
Accrued compensation and benefits	268	173	541
Other accrued liabilities	31	75	211

Net cash used in operating activities	(8,244)	(7,690)	(46,483)

Cash flows used in investing activities:
Purchase of property and equipment	—	(5)	(2,701)

Cash flows from financing activities:
Proceeds from issuance of various preferred stock, net	—	—	27,539
Proceeds from initial public offering, net	—	—	62,939
Stock subscription note payments received	24	20	138
Proceeds from issuance of common stock, net	675	207	1,114

Net cash provided by financing activities	699	227	91,730

Net increase (decrease) in cash and cash equivalents	(7,545)	(7,468)	42,546
Cash and cash equivalents at beginning of period	50,091	65,274	—

Cash and cash equivalents at end of period	$42,546	$57,806	$42,546

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

Our development activities involve inherent risks. These risks include, among others, the need to design, conduct and complete clinical trials successfully and the determination of patentability and protection of our products and processes. In addition, we have product candidates that have not yet obtained Food and Drug Administration approval. Successful future operations depend on our ability to obtain approval for and commercialize these products.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. (“Pain Therapeutics”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. Certain prior year balances have been reclassified for comparative purposes.

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

Note 2. Loss per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted-average number of common shares plus potential dilutive common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding stock options and outstanding warrants.

In all periods presented we have reported a loss and therefore all potential shares of common stock related to potentially dilutive securities have been excluded from the calculation of diluted loss per share because they are anti-dilutive.

Note 3. Comprehensive Loss

We have no components of other comprehensive loss other than our net loss and, accordingly, our comprehensive loss is equivalent to our net loss for all periods presented.

Note 4. Stock Based Compensation

We use the intrinsic-value method of accounting for stock based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Accordingly, we would recognize compensation expense in our financial statements in connection with stock options granted to employees with exercise prices less than fair value at the time the stock option is granted. We record stock based compensation expense for non-employees at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”) and Emerging Issues Task Force No. 96-18 (“EITF 96-18”). The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model. The model considers a number of factors, including the market price and volatility of our common stock at the date of measurement. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest. The compensation expense related to all grants is being amortized using the graded vesting method in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option, generally four years. The graded vesting method results in expensing approximately 57% of the total award in year one, 26% in year two, 13% in year three and 4% in year four.

If we had recorded compensation cost of our stock based plans in a manner consistent with the fair value approach of SFAS No. 123, our loss and adjusted loss per share would have been increased as follows:

Pro forma net loss (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(4,346)	$(3,715)	$(8,962)	$(7,741)
Add (deduct): Total stock based employee compensation expense (reduction in expense) included in net loss, as reported	(237)	206	(128)	451
Deduct: Total stock based employee compensation expense determined under the fair value approach for all awards	(766)	(1,273)	(1,885)	(2,411)

Adjusted net loss	$(5,349)	$(4,782)	$(10,975)	$(9,701)

Net loss per common share basic and diluted as reported	$(0.16)	$(0.14)	$(0.33)	$(0.29)

Adjusted net loss per common share basic and diluted	$(0.20)	$(0.18)	$(0.40)	$(0.36)

The weighted average fair value of options granted was $5.76 and $5.78 in the three months ended June 30, 2003 and 2002, respectively, and $4.89 and $5.85 in the six months ended June 30, 2003 and 2002, respectively.

For employee stock options, the weighted average fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002
Volatility	95% – 100%	89%
Risk-free interest rates	2.5% – 2.9%	3.8%
Expected life of option	5 years	5 years
Dividend yield	—	—

For the 2000 Employee Stock Purchase Plan, the weighted average fair value of purchase rights granted were $1.65 and $3.01 per share for the three- and six-month periods ended June 30, 2003 and 2002, respectively, calculated using the Black-Scholes option pricing model with the following assumptions:

	2003	2002
Volatility	89%	89%
Risk-free interest rates	1.4%	2.0%
Expected life of option	2 years	2 years
Dividend yield	—	—

Note 5. 1998 Stock Plan

In accordance with the provisions of the 1998 Stock Plan, effective January 1, 2003 the number of shares of common stock authorized for issuance under the 1998 Stock Plan was increased from 7,000,000 to 8,350,000 shares.

Note 6. Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability. We adopted FAS 150 in June 2003 and it had no impact on our financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to: statements about future operating losses and anticipated operating and capital expenditures; statements about the potential benefits of our drug candidates; statements relating to the timing or anticipated results of the clinical development of our drug candidates; statements relating to the size of the potential market for our products; statements relating to the utility and protection of our intellectual property; statements about filing of patents; statements about expected future sources of revenue and capital; statements about potential competitors or products; statements about future market acceptance of our drug candidates; statements about expenses increasing substantially or fluctuating; statements about future expectations regarding trade secrets, technological innovations, licensing agreements, trademarks and outsourcing of certain business functions; statements about future non-cash charges related to option grants; statements about anticipated hiring; statements about the sufficiency of our current resources to fund our operations over the next twelve months; statements about increasing cash requirements; statements about future negative operating cash flows; statements about fluctuations in our operating results; statements about development of our internal systems and infrastructure; and statements about the liquidity and price fluctuations of our common stock.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the our drug candidates, unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials), the uncertainty of patent protection for the Company’s intellectual property or trade secrets, potential infringement of the intellectual property rights or trade secrets of third parties, our ability to obtain additional financing if necessary and those risks and uncertainties relating to the fact that our common stock is thinly traded. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

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

We have several drug candidates in various stages of clinical testing. In June 2003 we announced the results of a 21-day Phase II study of our lead product candidate, Oxytrex™, in patients with severe osteoarthritic pain. The Phase II study met its primary efficacy endpoint, showing a statistically significant reduction in chronic pain using Oxytrex™. In June 2003 we announced initiation of a Phase III clinical trial of Oxytrex™ to demonstrate the safety and efficacy of Oxytrex™ in patients with documented severe chronic low back pain. In May 2003, we announced the results of a 50 patient pilot study using PTI-901, a proprietary new drug we are developing to treat irritable bowel syndrome. We plan to initiate in the fourth quarter of 2003 a Phase III trial with PTI-901 following discussion with regulatory agencies. We will have to commit substantial time and additional resources to conducting further preclinical or clinical studies in several types of pain before we can submit NDAs with respect to any of our product candidates.

We have yet to generate any revenues from product sales. We have not been profitable and, since our inception through June 30, 2003, we have incurred an accumulated deficit of approximately $61.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates, salaries and other personnel related costs, including non-cash stock based compensation associated with options granted to employees and non-employees, and general corporate expenses. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our product candidates and our need for clinical supplies.

We expect to incur significant additional operating losses for the next several years. Our cash requirements for operating activities and capital expenditures will increase substantially in the future as we:

•	continue to undertake preclinical and clinical trials for our product candidates, including the Phase III trials of Oxytrex™ and PTI-901;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our product candidates. If our development efforts result in regulatory approval and successful commercialization of our product candidates, we will generate revenue from direct sales of our products and/or, if we license our products to future collaborators, from the receipt of license fees and royalties from licensed products.

Results of Operations

Three and Six Months Ended June 30, 2003 and 2002

Research and Development

Research and development expense consists primarily of drug development work associated with our product candidates, including costs of preclinical, clinical trials, clinical supplies and other formulation and design costs and salaries and other personnel related expenses, as well as non-cash stock based compensation. Research and development expense increased to $3.7 million from $2.7 million for the three months ended June 30, 2003 and 2002, respectively, and to $7.5 million from $5.4 million for the six months ended June 30, 2003 and 2002, respectively. The increase in expense was primarily due to expenses incurred in the ongoing clinical development of Oxytrex™, for formulation related expense and for development of our other drug candidates. We have several other opioid painkillers in various stages of clinical testing.

We expect research and development expenses to increase significantly over the next several years as we expand our development efforts and as our product candidates progress through various stages of clinical trials, including the Phase III trials of Oxytrex™ and PTI-901. This increase may fluctuate from quarter to quarter and year to year due to the timing and scope of these activities.

General and Administrative

General and administrative expenses decreased to $0.8 million from $1.3 million for the three months ended June 30, 2003 and 2002, respectively, and to $1.7 million from $2.8 million for the six months ended June 30, 2003 and 2002, respectively. The decreases were primarily due to a decrease in non-cash stock based compensation expenses as well as a reclassification and decrease in 2003 in certain common occupancy expenses. General and administrative expense consists primarily of compensation and other general corporate expenses as well as non-cash stock based compensation. The decrease in non-cash stock based compensation expense was primarily due to the accelerated amortization methodology utilized in accordance with FASB Interpretation No. 28 (“FIN 28”) as well as the recapture of expenses under FIN 28 related to employees who terminated their employment prior to completion of the vesting period for the underlying stock options. Non-cash stock based compensation expense may fluctuate from period to period due in part to fluctuations in the fair market value of our common stock as well as other factors used to calculate such expenses. We expect general and administrative expense to increase in future periods in support of increased research and development or general corporate activities.

Interest Income

Interest income decreased to $0.1 million from $0.3 million for the three months ended June 30, 2003 and 2002, respectively, and to $0.3 million from $0.6 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in interest income is primarily the result of lower average balances of cash and cash equivalents as well as lower returns on the investment of our cash and cash equivalents.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through public and private stock offerings. We intend to continue to use these proceeds to fund research and development activities, working capital requirements, other general corporate purposes and capital expenditures. As of June 30, 2003, cash and cash equivalents were $42.5 million and were invested primarily in money market funds.

Net cash used in operating activities was $8.2 million for the six months ended June 30, 2003. Cash used in operating activities related primarily to the funding of operating losses.

We expect our cash used for capital equipment in 2003 to be approximately $0.1 million. Our requirements for capital equipment may increase in the future.

Our financing activities in the six months ended June 30, 2003 provided cash of $0.7 million, consisting of $0.6 million from the exercise of previously outstanding warrants and $0.1 million in equity from our stock plans.

We lease approximately 10,500 square feet of general office space. We also lease equipment pursuant to operating leases. Our leases expire at various dates through 2010. Under the terms of all of our leases, future minimum lease payments are $0.2 million in each of the years 2003 through 2010.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. These agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. These potential future payments are cancelable as of June 30, 2003.

We expect to incur significant additional operating losses for the next several years. We expect our cash requirements to increase in the foreseeable future as we continue to undertake preclinical and clinical trials for our product candidates, including the Phase III trials of Oxytrex™ and PTI-901; seek regulatory approvals for our product candidates; develop, formulate, manufacture and commercialize our drugs; implement additional internal systems and develop new infrastructure; acquire or in-license additional products or technologies, or expand the use of our technology; maintain, defend and expand the scope of our intellectual property; and hire additional personnel. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Recent Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability. We adopted FAS 150 in June 2003 and it had no impact on our financial position and results of operations.

RISK FACTORS

Our future operating results may vary substantially from anticipated results due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. You should carefully consider these factors before making an investment decision. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our common stock could decline, and you could experience losses on your investment.

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

We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $61.6 million as of June 30, 2003. Even if we succeed in developing and commercializing one or more of our drugs, we expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake preclinical and clinical trials for our product candidates, including the Phase III trials of Oxytrex™ and PTI-901;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

We have several drug candidates in various stages of clinical testing. In June 2003 we announced the results of a 21-day Phase II study of our lead product candidate, Oxytrex™, in patients with severe osteoarthritic pain. The Phase II study met its primary efficacy endpoint, showing a statistically significant reduction in chronic pain using Oxytrex™. In June 2003 we announced initiation of a Phase III clinical trial of Oxytrex™ to demonstrate the safety and efficacy of Oxytrex™ in patients with documented severe chronic low back pain. In May 2003, we announced the results of a 50 patient pilot study using PTI-901, a proprietary new drug we are developing to treat irritable bowel syndrome. We plan to initiate in the fourth quarter of 2003 a Phase III trial with PTI-901 following discussion with regulatory agencies. We will have to commit substantial time and additional resources to conducting further preclinical and clinical studies in several types of pain before we can submit NDAs with respect to any of our product candidates.

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

Risks Relating to Commercialization

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

Our success, competitive position and potential future revenues will depend in part on our ability to protect our intellectual property. If either we, Albert Einstein College of Medicine or our other collaborators fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result. In January 2003, the U.S. Patent and Trademark Office disclosed that a law firm for an unidentified third-party filed requests for an Ex Parte Reexamination related to certain claims on patents we exclusively licensed from Albert Einstein College of Medicine. An adverse outcome of the reexamination process could result in loss of claims of these patents that pertain to certain drugs we currently have under development.

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

Risks Relating to Manufacturing

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

Approved third party commercial drug manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency, or DEA, and corresponding state and foreign government agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of our preclinical and clinical trials;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	regulatory developments or changes in regulatory guidance;

•	litigation or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

In addition, because our stock is thinly traded, very few shares are available for borrowing arrangements. As a result investors may not be able to engage in hedging strategies for managing their risk. In order to increase borrowing capacity and facilitate such hedging activities in our common stock, we have filed a prospectus relating to 5,000,000 shares of the common stock that Remi Barbier, our chairman, president and chief executive officer may loan from time to time to a broker-dealer to be selected by Mr. Barbier and us. It is contemplated that the broker-dealer will borrow the shares from Mr. Barbier for the purpose of facilitating short sales of our common stock for the broker-dealer’s own account and for its customers. We do not believe that the prospectus, if declared effective, will have a material effect on the price of our stock. However, such sales of our common stock could have such an effect.

The NASD and the Securities and Exchange Commission have adopted or proposed and are in the process of adopting certain new rules which, if adopted in their current form, may require us to make changes to the membership of our board of directors and audit and compensation committees. If we were unable to continue to comply with the new rules within the time frame prescribed by the NASD, we could be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

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

There may not be an active, liquid trading market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ National Market. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We had no holdings of derivative financial or commodity instruments, and as of June 30, 2003 all of our cash and cash equivalents were in money market accounts and checking funds with variable, market rates of interest.

Item 4.	Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 30, 2002 at the offices of Wilson Sonsini Goodrich & Rosati, Professional Corporation located at 650 Page Mill Road, Palo Alto, California 94304 at 10:00 a.m. Of the 27,166,603 shares of Pain Therapeutics’ common stock entitled to vote at the meeting, 22,992,899 shares, representing 85% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Proposal I – Election of Two Class II Directors

The stockholders elected two directors to serve until our Annual Meeting of Stockholders held in 2006. The votes regarding the election of directors were as follows:

Name	Votes for Director	Votes Withheld
Remi Barbier	19,381,703	6,261,675
Sanford Robertson	25,570,377	67,226

The Company’s other directors with terms of office as directors that continue after the Annual Meeting of Stockholders are Richard Stevens, Robert Gussin, Ph.D., Nadav Friedmann, Ph.D., M.D., and Michael J. O’Donnell.

Proposal II – Ratification of Appointment of Ernst and Young LLP as Independent Auditors to the Company for the Fiscal Year Ending December 31, 2003

The stockholders approved the ratification of Ernst and Young LLP as independent auditors to the Company for the fiscal year ending December 31, 2003. There were 25,627,097 votes cast for the proposal, 11,406 against the proposal, 4,875 abstentions and no broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

The following exhibits have been filed with this report:

3.1*	Amended and restated Certificate of Incorporation.

3.2*	Amended and restated Bylaws.

4.1*	Specimen Common Stock Certificate.

10.7*	Second Amended and Restated Investors Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

(b) Reports on Form 8-K.

The Company filed a press release report on Form 8-K on April 29, 2003 during the three months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAIN THERAPEUTICS, INC. (Registrant)

Date:	July 31, 2003	/s/ REMI BARBIER
Remi Barbier Chairman of the Board of Directors, President and Chief Executive Officer

/s/ PETER S. RODDY
Peter S. Roddy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

4.1*	Specimen Common Stock Certificate

10.7*	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.