Form 10-Q
period 2003-09-30
PAIN THERAPEUTICS INC
filed 2003-10-31
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2003
Common Stock, $0.001 par value	35,338,311 Shares

PAIN THERAPEUTICS, INC.

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheets – September 30, 2003 and December 31, 2002	3

	Condensed Statements of Operations – Three and Nine Month Periods Ended September 30, 2003 and 2002 and the Period from May 4, 1998 (Inception) Through September 30, 2003	4

	Condensed Statements of Cash Flows – Nine Month Periods Ended September 30, 2003 and 2002 and the Period from May 4, 1998 (Inception) Through September 30, 2003	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Change in Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$46,900	$50,091
Marketable securities	36,290	55
Prepaid and other expenses	1,626	1,101

Total current assets	84,816	51,247

Property and equipment, net	1,747	2,003
Other assets	75	75

Total assets	$86,638	$53,325

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,537	$2,648
Accrued compensation and benefits	359	273
Other accrued liabilities	122	180

Total liabilities	4,018	3,101

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	35	27
Additional paid-in-capital	150,149	103,254
Deferred compensation	(26)	(304)
Notes receivable from stockholders	(10)	(122)
Accumulated other comprehensive income	35	—
Deficit accumulated during the development stage	(67,563)	(52,631)

Total stockholders’ equity	82,620	50,224

Total liabilities and stockholders’ equity	$86,638	$53,325

(1)	Derived from the Company’s audited financial statements as of December 31, 2002, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,		May 4,1998 (inception) through September 30, 2003
	2003	2002	2003	2002
Operating expenses (1):
Research and development	$5,358	$2,130	$12,861	$7,620	$52,788
General and administrative	735	1,159	2,456	3,972	22,153

Total operating expenses	6,093	3,289	15,317	11,592	74,941

Operating loss	(6,093)	(3,289)	(15,317)	(11,592)	(74,941)
Other income:
Interest income	124	239	385	801	7,378

Net loss	(5,969)	(3,050)	(14,932)	(10,791)	(67,563)
Return to series C preferred stockholder for beneficial conversion feature	—	—	—	—	(14,231)

Loss available to common stockholders	$(5,969)	$(3,050)	$(14,932)	$(10,791)	$(81,794)

Basic and diluted loss per share	$(0.21)	$(0.11)	$(0.54)	$(0.40)

Weighted-average shares used in computing basic and diluted loss per share	27,999	27,094	27,502	27,014

(1)	Included in research and development and general and administrative expenses are stock-based compensation expenses (reduction in expenses) of ($27) and ($393) for the three months ended September 30, 2003 and 2002, respectively, $60 and $141 for the nine months ended September 30, 2003 and 2002, respectively and $11,850 for the period from May 4, 1998 (inception) through September 30, 2003.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,		May 4,1998 (inception) through September 30, 2003
	2003	2002
Cash flows from operating activities:
Net loss	$(14,932)	$(10,791)	$(67,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	263	954
Non-cash stock based compensation expense and other	60	165	11,884
Changes in operating assets and liabilities:
Prepaid and other expenses	(525)	(240)	(1,626)
Other assets	—	—	(75)
Accounts payable	889	(1,098)	3,537
Accrued compensation and benefits	86	(37)	359
Other accrued liabilities	30	76	210

Net cash used in operating activities	(14,136)	(11,662)	(52,320)

Cash flows used in investing activities:
Purchase of property and equipment	—	(5)	(2,701)
Purchases of marketable securities	(37,474)	—	(37,474)
Sales and maturities of marketable securities	1,274	42	1,219

Net cash used in investing activities	(36,200)	37	(38,956)

Cash flows from financing activities:
Proceeds from issuance of various preferred stock, net	—	—	27,539
Proceeds from public offerings, net	46,254	—	109,193
Stock subscription note payments received	24	40	138
Proceeds from issuance of common stock pursuant to employee stock plans and warrants	867	203	1,306

Net cash provided by financing activities	47,145	243	138,176

Net increase (decrease) in cash and cash equivalents	(3,191)	(11,382)	46,900
Cash and cash equivalents at beginning of period	50,091	65,274	—

Cash and cash equivalents at end of period	$46,900	$53,892	$46,900

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

In the course of our development activities, we have sustained operating losses and expect such losses to continue through the next several years. We expect our current cash, cash equivalents and marketable securities will be sufficient to meet our planned working capital and capital expenditure requirements for at least the next twelve months. There are no assurances that additional financing will be available on favorable terms, or at all.

Our development activities involve inherent risks. These risks include, among others, the need to design, conduct and complete clinical trials successfully and the determination of patentability and protection of our products and processes. In addition, we have product candidates that have not yet obtained FDA approval. Successful future operations depend on our ability to obtain FDA approval for and to commercialize these products.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. (“Pain Therapeutics”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2003. Certain prior year balances have been reclassified for comparative purposes.

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

Note 3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(5,969)	$(3,050)	$(14,932)	$(10,791)
Other comprehensive income	35	—	35	—

Comprehensive loss	$(5,934)	$(3,050)	$(14,897)	$(10,791)

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

If we had recorded compensation cost of our stock based plans in a manner consistent with the fair value approach of SFAS No. 123, our loss and adjusted loss per share would have been increased as follows:

Pro forma net loss (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(5,969)	$(3,050)	$(14,932)	$(10,791)
Add (deduct): Total stock based employee compensation expense (reduction in expense) included in net loss, as reported	—	171	(128)	621
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards	(1,676)	(1,942)	(3,561)	(4,352)

Adjusted net loss	$(7,645)	$(4,821)	$(18,621)	$(14,522)

Net loss per common share basic and diluted as reported	$(0.21)	$(0.11)	$(0.54)	$(0.40)

Adjusted net loss per common share basic and diluted	$(0.27)	$(0.18)	$(0.68)	$(0.54)

Weighted Average Shares outstanding	27,999	27,094	27,502	27,014

The weighted average fair value of options granted was $5.82 and $6.44 in the three months ended September 30, 2003 and 2002, respectively, and $5.62 and $6.01 in the nine months ended September 30, 2003 and 2002, respectively.

For employee stock options, the weighted average fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002
Volatility	95% - 100%	89%
Risk-free interest rates	2.5% - 2.9%	3.8%
Expected life of option	5 years	5 years
Dividend yield	—	—

For the 2000 Employee Stock Purchase Plan, the weighted average fair value of purchase rights granted were $1.65 and $4.01 per share for the nine month periods ended September 30, 2003 and 2002, respectively, calculated using the Black-Scholes option pricing model with the following assumptions:

	2003	2002
Volatility	89%	89%
Risk-free interest rates	1.4%	2.0%
Expected life of option	2 years	2 years
Dividend yield	—	—

Note 5. Financing Activities

On September 25, 2003, the Company issued 7,650,000 shares of common stock at a price of $6.50 per share in a follow-on public offering and received approximately $46.3 million in net proceeds after deducting underwriting discounts, commissions and related expenses.

Note 6. Subsequent Events

On October 14, 2003, the Company issued 80,500 shares of common stock at $6.50 per share in connection with the underwriters’ exercise of the over-allotment option in the follow-on public offering of September 2003, and received net proceeds of approximately $0.5 million after deducting underwriting discounts, commissions and related expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to: statements about future operating losses and anticipated operating and capital expenditures; statements relating to the timing or anticipated results of the clinical development of our drug candidates; statements relating to the utility and protection of our intellectual property; statements about filing of patents; statements about expected future sources of revenue and capital; statements about potential competitors or products; statements about future market acceptance of our drug candidates; statements about expenses increasing substantially; statements about future expectations regarding trade secrets, technological innovations, licensing agreements, trademarks and outsourcing of certain business functions; statements about anticipated hiring; statements about the sufficiency of our current resources to fund our operations over the next twelve months; statements about increasing cash requirements; statements about future negative operating cash flows; statements about fluctuations in our operating results; statements about development of our internal systems and infrastructure; and statements about the liquidity and price and volume fluctuations of our common stock.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of the our drug candidates, unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials), the uncertainty of patent protection for the Company’s intellectual property or trade secrets, potential infringement of the intellectual property rights or trade secrets of third parties, our ability to obtain additional financing if necessary and those risks and uncertainties relating to the fact that our common stock has been thinly traded in the past. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

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

We have yet to generate any revenues from product sales. We have not been profitable and, since our inception on May 4, 1998 through September 30, 2003, we have incurred an accumulated deficit of approximately $67.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, including costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates, salaries and other personnel related costs, including non-cash stock based compensation associated with options granted to employees and non-employees, and general corporate expenses. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our product candidates and our need for clinical supplies.

We expect to incur significant additional operating losses for the next several years. Our cash requirements for operating activities and capital expenditures will increase substantially in the future as we:

•	continue to undertake preclinical and clinical trials for our product candidates, including the Phase III trials of Oxytrex and PTI-901;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

Recent Developments

We have several drug candidates in various stages of clinical testing. In October 2003 we announced comprehensive clinical results of a 21-day Phase II study of our lead product candidate, Oxytrex, in patients with severe osteoarthritic pain. The Phase II study met its primary and secondary efficacy endpoints, showing a statistically significant reduction in chronic pain and in patients’ functional scores using Oxytrex. In June 2003, we announced initiation of a Phase III clinical trial of Oxytrex to demonstrate its safety and efficacy in patients with severe chronic low back pain. In May 2003, we announced the top-line clinical results of a 50 patient pilot study using PTI-901, a proprietary new drug we are developing to treat irritable bowel syndrome (IBS) in both men and women. Final clinical results were presented at the Scientific Meeting of the American College of Gastroenterology in October 2003. In the pilot study, PTI-901 significantly improved the symptoms commonly associated with IBS without drug-related safety issues. In the fourth quarter of 2003, we plan to announce the initiation of a Phase III program with PTI-901 in both men and women. In November, we also plan to disclose a new drug candidate in pain management.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2003 and 2002

Research and Development

Research and development expense consists primarily of expense for our drug development work associated with our product candidates, including costs of preclinical, clinical trials, clinical supplies, formulation, salaries and other personnel related expenses. Research and development expense increased to $5.4 million from $2.1 million for the three months ended September 30, 2003 and 2002, respectively, and to $12.9 million from $7.6 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in expense was primarily due to costs related to the completion of the Oxytrex 21-day safety study, the initiation of a Phase III study with Oxytrex, and formulation-related development expenses. We have several other opioid painkillers in various stages of clinical testing.

We expect research and development expenses to increase significantly over the next several years as we expand our development efforts and as our product candidates progress through various stages of clinical trials, including the Phase III trials of Oxytrex and PTI-901. This increase may fluctuate from quarter to quarter and year to year due to the timing and scope of these activities.

General and Administrative

General and administrative expense consists primarily of compensation and other general corporate expenses as well as non-cash stock based compensation. General and administrative expenses decreased to $0.7 million from $1.2 million for the three months ended September 30, 2003 and 2002, respectively, and to $2.5 million from $4.0 million for the nine months ended September 30, 2003 and 2002, respectively. The decreases in general and administrative expenses resulted primarily from lower non-cash equity related expenses as well as a reclassification of occupancy and other expenses to Research and Development in 2003. The decrease in non-cash stock based compensation expense was primarily due to the accelerated amortization methodology utilized as well as the recapture of expenses related to employees who terminated their employment prior to completion of the vesting period for the underlying stock options. We expect general and administrative expense to increase in future periods in support of increased research and development or general corporate activities.

Interest Income

Interest income decreased to $0.1 million from $0.2 million for the three months ended September 30, 2003 and 2002, respectively, and to $0.4 million from $0.8 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in interest income is primarily the result of lower average balances of cash and cash equivalents as well as lower returns on the investment of our cash and cash equivalents.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through public and private stock offerings. We intend to continue to use these proceeds to fund research and development activities, working capital requirements, other general corporate purposes and capital expenditures. As of September 30, 2003, cash and cash equivalents and marketable securities were $83.2 million. In September 2003, we issued 7,650,000 shares of common stock at $6.50 per share in a follow-on public offering and received approximately $46.3 million, after deducting underwriting discounts and related expenses.

We received $47.1 from financing activities in the nine months ended September 30, 2003, consisting primarily of the proceeds from our follow-on public offering in September 2003, $0.6 million from the exercise of previously outstanding warrants and $0.3 million in equity from our stock plans.

On October 14, 2003, the Company issued 80,500 shares of common stock at $6.50 per share in connection with the underwriters’ exercise of the over-allotment option in the follow-on public offering of September 2003, and received net proceeds of approximately $0.5 million after deducting underwriting discounts, commissions and related expenses.

Net cash used in operating activities was $14.1 million for the nine months ended September 30, 2003. Cash used in operating activities related primarily to the funding of operating losses.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. These agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. These agreements and related potential future payments are cancelable as of September 30, 2003.

We expect to incur significant additional operating losses for the next several years. We expect our cash requirements to increase in the foreseeable future as we continue to undertake preclinical and clinical trials for our product candidates, including the Phase III trials of Oxytrex and PTI-901; seek regulatory approvals for our product candidates; develop, formulate, manufacture and commercialize our drugs; implement additional internal systems and develop new infrastructure; acquire or in-license additional products or technologies, or expand the use of our technology; maintain, defend and expand the scope of our intellectual property; and hire additional personnel. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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

We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $67.6 million as of September 30, 2003. Even if we succeed in developing and commercializing one or more of our drugs, we expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake preclinical and clinical trials for our product candidates, including the Phase III trials of Oxytrex and PTI-901;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

We have funded all of our operations and capital expenditures with the proceeds from public and private stock offerings. We expect that our current cash, cash equivalents and marketable securities on hand will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, we may need to raise additional funds sooner and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional equity or convertible debt securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders.

If we determine that we need to raise additional funds and we are not successful in doing so, we may be unable to complete planned clinical trials or obtain FDA approval of our product candidates, and we could be forced to discontinue product development, reduce sales and marketing efforts and forego attractive business opportunities.

Clinical and Regulatory Risks

If we fail to obtain the necessary regulatory approvals, we will not be allowed to commercialize our drugs, and we will not generate product revenues.

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product candidate, and requires the expenditure of substantial resources for research and development and testing. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require us to conduct additional clinical testing, in which case we would have to expend additional time and resources. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals will:

•	delay commercialization of, and product revenues from, our product candidates; and

•	diminish the competitive advantages that we may have otherwise enjoyed.

Even if we comply with all FDA regulatory requirements, we may never obtain regulatory approval for any of our product candidates. If we fail to obtain regulatory approval of any of our product candidates we will have fewer saleable products and corresponding lower product revenues. Even if we receive regulatory approval of our products, such approval may involve limitations on the indicated uses or marketing claims we may make for our products. Further, later discovery of previously unknown problems could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to commit to perform lengthy post-approval studies, for which we would have to expend additional resources, which could have an adverse effect on our operating results and financial condition.

In foreign jurisdictions, we must receive marketing authorizations from the appropriate regulatory authorities before we can commercialize our drugs. Foreign regulatory approval processes generally include all of the aforementioned requirements and risks associated with FDA approval.

If we are unable to design, conduct and complete clinical trials successfully, we will not be able to obtain regulatory approval for our products.

In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a New Drug Application, or NDA, which demonstrates that the product candidate is safe and effective in humans for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.

We have several drug candidates in various stages of clinical testing. In October 2003 we announced comprehensive clinical results of a 21-day Phase II study of our lead product candidate, Oxytrex, in patients with severe osteoarthritic pain. The Phase II study met its primary and secondary efficacy endpoints, showing a statistically significant reduction in chronic pain and in patients’ functional scores using Oxytrex. In June 2003 we announced initiation of a Phase III clinical trial of Oxytrex to demonstrate its safety and efficacy in patients with severe chronic low back pain. In May 2003, we announced the top-line clinical results of a 50 patient pilot study using PTI-901, a proprietary new drug we are developing to treat irritable bowel syndrome (IBS) in both men and women. Final clinical results were presented at the Scientific Meeting of the American College of Gastroenterology in October 2003. In the pilot study, PTI- 901 significantly improved the symptoms commonly associated with IBS without drug-related safety issues. In the fourth quarter of 2003, we plan to announce the initiation of a Phase III program with PTI-901 in both men and women. In November, we also plan to disclose a new drug candidate in pain management.

The Phase III trials may not demonstrate the safety or efficacy of our drug candidates. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. FDA guidelines recommend that the efficacy of new painkillers be demonstrated in more than one clinical model of pain. Even if the results of our Phase III trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical and clinical studies in other types of pain before we can submit NDAs or obtain approvals for our product candidates.

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. Furthermore, if participating patients in clinical studies suffer adverse reactions during the course of such trials, or if we or the FDA believe that participating patients are being exposed to unacceptable health risks, we will have to suspend our clinical trials. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon clinical trials or to repeat clinical studies.

Even if our clinical trials are completed as planned, their results may not support our product claims. The clinical trials process may fail to demonstrate that our product candidates are safe and effective for indicated uses. Such failure would cause us to abandon a product candidate and could delay development of other product candidates.

Clinical trial designs that were discussed with authorities prior to their commencement may subsequently be considered insufficient for approval at the time of application for regulatory approval.

We discuss with and obtain guidance from regulatory authorities on certain of our clinical trials protocols. Over the course of conducting our clinical trials, circumstances may change, such as standards of safety or efficacy or medical practice, that could affect regulatory authorities’ perception of the adequacy of any of our trial designs or the data we develop from our studies. Even with successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval.

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

The U.S. Drug Enforcement Agency, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients in our current product candidates, such as morphine, hydrocodone and oxycodone, are listed by the DEA as Schedule II or III substances under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used in our clinical trials, and in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

Government agencies may establish and promulgate usage guidelines that directly apply to our products.

Government agencies, professional and medical societies, and other groups may establish usage guidelines that apply to our drugs. These guidelines could address such matters as usage and dose, among other factors. Application of such guidelines could limit the use of our drugs.

Conducting clinical trials of our product candidates exposes us to expensive product liability claims and we may not be able to maintain product liability insurance on reasonable terms or at all.

The risk of product liability is inherent in the testing of pharmaceutical products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or terminate testing of one or more of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our products. We currently carry clinical trial insurance but do not carry product liability insurance. We may not be able to obtain such insurance at a reasonable cost, if at all. If our agreements with any future corporate collaborators entitle us to indemnification against product liability losses, such indemnification may not be available or adequate should any claim arise.

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

Our success, competitive position and potential future revenues will depend in part on our ability to protect our intellectual property. If either we, Albert Einstein College of Medicine or our other collaborators fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result. In January 2003, the U.S. Patent and Trademark Office, or PTO, disclosed that a law firm for an unidentified third-party filed requests for an Ex Parte Reexamination related to certain claims on patents we exclusively licensed from Albert Einstein College of Medicine and reexaminations are pending in the PTO. In each of the reexaminations, the PTO has issued a first/initial office action and responses to those office actions have been filed. In certain of the reexaminations, the PTO has issued a second/final office actions in which the PTO affirmed the patentability of certain claims related to uses of the drugs under development and maintained rejections with respect to other claims. We intend to file an appropriate response to those office actions. We cannot provide any assurance as to the outcome of any ongoing PTO proceedings. An adverse outcome of the reexamination process could result in loss of claims of these patents that pertain to certain drugs we currently have under development and could have a material adverse impact on our future revenues.

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

Our operations as well as those of our collaborators on which we depend are vulnerable to damage or interruption from computer viruses, human error, natural disasters, electrical and telecommunication failures, international acts of terror and similar events. We have not established a formal disaster recovery plan and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

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

Approved third party commercial drug manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state and foreign government agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

The NASD and the Securities and Exchange Commission have adopted or proposed and are in the process of adopting certain new rules which, if adopted in their current form, may require us to make changes to the membership of our board of directors and audit, compensation and nominating committees. If we were unable to continue to comply with the new rules within the time frame prescribed by the NASD, we could be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We had no holdings of derivative financial or commodity instruments, and as of September 30, 2003 all of our cash and cash equivalents were in money market accounts and checking funds with variable, market rates of interest and we hold a portfolio of marketable securities in short-term investments in a variety of securities.

Item 4. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in the Company’s internal controls that have, or are reasonably likely to have, a material affect on internal controls subsequent to September 30, 2003.

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

(b) Reports on Form 8-K.

The Company furnished a press release report on Form 8-K on July 22, 2003 during the three months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

Date: October 31, 2003	/s/ Remi Barbier
Remi Barbier
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ Peter S. Roddy
Peter S. Roddy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	*	Amended and Restated Certificate of Incorporation.

3.2	*	Amended and Restated Bylaws.

4.1	*	Specimen Common Stock Certificate.

10.7	*	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.