Form 10-Q
period 2004-03-31
PAIN THERAPEUTICS INC
filed 2004-04-29
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	35,462,226 Shares
Class	Outstanding at April 20, 2004

PAIN THERAPEUTICS, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets – March 31, 2004 and December 31, 2003	3
	Condensed Statements of Operations – Three-Month Periods Ended March 31, 2004 and 2003 and the Period from May 4, 1998 (Inception) Through March 31, 2004	4
	Condensed Statements of Cash Flows – Three-Month Periods Ended March 31, 2004 and 2003 and the Period from May 4, 1998 (Inception) Through March 31, 2004	5
	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Change in Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$7,181	$12,027
Marketable securities	63,004	65,402
Prepaid expenses	355	1,321

Total current assets	70,540	78,750

Property and equipment, net	1,810	1,688
Other assets	75	75

Total assets	$72,425	$80,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,105	$3,441
Accrued compensation and benefits	580	369
Other accrued liabilities	135	141

Total liabilities	5,820	3,951

Stockholders’ equity
Preferred stock	—	—
Common stock	35	35
Additional paid-in-capital	150,824	150,732
Deferred compensation	—	(7)
Accumulated other comprehensive income	157	50
Deficit accumulated during the development stage	(84,411)	(74,248)

Total stockholders’ equity	66,605	76,562

Total liabilities and stockholders’ equity	$72,425	$80,513

(1)	Derived from the Company’s audited financial statements as of December 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended March 31,		May 4, 1998 (Inception) through March 31, 2004
	2004	2003
Operating expenses (1):
Research and development	$9,496	$3,788	$68,336
General and administrative	937	970	23,971

Total operating expenses	10,433	4,758	92,307

Operating loss	(10,433)	(4,758)	(92,307)
Other income:
Interest income	270	141	7,896

Net loss	(10,163)	(4,617)	(84,411)
Return to series C preferred stockholders for beneficial conversion feature	—	—	(14,231)

Loss available to common stockholders	$(10,163)	$(4,617)	$(98,642)

Basic and diluted loss per common share	$(0.29)	$(0.17)

Weighted-average shares used in computing basic and diluted loss per common share	35,426	27,157

(1)	Included in research and development and general and administrative expenses are stock-based compensation expenses of $52 and $103 for the periods ended March 31, 2004 and 2003, respectively, and $11,981 of the period from May 4, 1998 (Inception) through March 31, 2004.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,		May 4, 1998 (Inception) through March 31, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(10,163)	$(4,617)	$(84,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	85	1,071
Non-cash interest income	270	9	198
Non-cash stock-based compensation	52	103	11,981
Non-cash expense for warrants issued	—	—	34
Loss on disposal of property and equipment	—	—	54
Changes in operating assets and liabilities:
Prepaid expenses	966	775	(355)
Other assets	—	—	(75)
Accounts payable	1,664	(920)	5,105
Accrued compensation and benefits	211	116	580
Other accrued liabilities	(6)	22	135

Net cash used in operating activities	(6,920)	(4,427)	(65,683)

Cash flows used in investing activities:
Purchase of property and equipment	(208)	—	(2,935)
Purchase of marketable securities	(22,467)	—	(91,296)
Sales and maturities of marketable securities	24,702	—	28,251

Net cash provided by (used in) investment activities	2,027	—	(65,980)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	—	27,539
Stock subscription note payments received	—	—	236
Proceeds from issuance of common stock, net	47	—	111,069

Net cash provided by financing activities	47	—	138,844

Net increase (decrease) in cash and cash equivalents	(4,846)	(4,427)	7,181
Cash and cash equivalents at beginning of period	12,027	50,091	—

Cash and cash equivalents at end of period	$7,181	$45,664	$7,181

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

We are a biopharmaceutical company that develops novel drugs. Our drugs target severe chronic pain, such as pain associated with advanced osteoarthritis, low-back pain or Irritable Bowel Syndrome, or IBS. We have three proprietary drug candidates in clinical development: Oxytrex™, Remoxy™ and PTI-901. Our two most advanced drugs, Oxytrex and PTI-901, are in Phase III clinical trials. Remoxy is in Phase I clinical trials in the United Kingdom. We believe the target market for our three drug candidates exceeds $3 billion per year. We currently retain all commercial rights to our drug candidates.

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

Our development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability and protection of our products and processes. In addition, we have drug candidates that have not yet obtained Food and Drug Administration, or FDA approval. Successful future operations depend on our ability to obtain approval for and commercialize these products.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. Certain prior year balances have been reclassified for comparative purposes.

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

Note 3. Comprehensive Loss

Comprehensive loss is the sum of net loss and other comprehensive income, which is comprised of net unrealized holding gains and losses on available-for-sale securities, as follows (in thousands):

	Three months ended March 31,		May 4, 1998 (Inception) through March 31, 2004
	2004	2003
Net loss	$(10,163)	$(4,617)	$(98,642)
Other comprehensive income	107	—	157

Comprehensive loss	$(10,056)	$(4,617)	$(98,485)

Note 4. Stock-Based Compensation

We use the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Accordingly, we would recognize compensation expense in our financial statements in connection with stock options granted to employees with exercise prices less than fair value at the time the stock option is granted. We record stock-based compensation expense for non-employees at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123, or SFAS 123 and Emerging Issues Task Force No 96-18, or EITF 96-18. The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model, or Black-Scholes. The model considers a number of factors, including the market price and volatility of our common stock at the date of measurement. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest. The compensation expense related to all grants is being amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option, generally four years. The graded vesting method results in expensing approximately 57% of the total award in year one, 26% in year two, 13% in year three and 4% in year four.

If we had recorded compensation cost of our stock-based plans in a manner consistent with the fair value approach of SFAS 123, our loss and adjusted loss per share would have been increased as follows (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Loss available to common stockholders as reported	$(10,163)	$(4,617)
Deduct: Total stock-based employee compensation expense determined under the fair valued based method for all awards	(1,270)	(1,382)
Add (deduct): Stock-based employee compensation expense (reduction in expense) included in loss available to common stockholders	8	109

Adjusted loss available to common stockholders	$(11,425)	$(5,890)

Net loss per common share basic and diluted as reported	$(0.29)	$(0.17)

Adjusted net loss per common share basic and diluted	$(0.32)	$(0.22)

The weighted average fair value of stock options granted to employees was $6.61 and $1.52 in the three months ended March 31, 2004 and 2003, respectively.

For employee stock options, the weighted average fair value of each option granted was estimated on the date of grant using Black-Scholes with the following assumptions:

	2004	2003
Employee options:
Volatility	95%	91% to 100%
Risk-free interest rates	4%	2% to 3%
Expected life of option	5 years	5 years
Dividend yield	—	—

Note 5. 1998 Stock Plan

In accordance with the provisions of the 1998 Stock Plan, effective January 1, 2004 the number of shares of common stock authorized for issuance under the 1998 Stock Plan was increased from 8,350,000 to 10,100,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: future operating losses and anticipated operating and capital expenditures; the timing, substance, sufficiency of materials required for or anticipated results of our clinical development of our drug candidates; the size of the potential market for our products; protection of our intellectual property; expected future sources of revenue and capital; potential competitors or products; future market acceptance of our drug candidates; future expenses increasing substantially or fluctuating; future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions; anticipated hiring; the sufficiency of our current resources to fund our operations over the next twelve months; increasing cash requirements; fluctuations in our operating results; and development of our internal systems and infrastructure.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our drug candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials); the uncertainty of patent protection for our intellectual property or trade secrets; potential infringement of the intellectual property rights or trade secrets of third parties; and our ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

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

We have yet to generate any revenues from product sales. We have not been profitable and, since our inception on May 4, 1998 through March 31, 2004, we have incurred an accumulated deficit of approximately $84.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We expect to incur significant additional operating losses for the next several years. Our cash requirements for operating activities and capital expenditures will increase substantially in the future as we:

•	continue to conduct preclinical and clinical trials for our drug candidates, including the Phase III trials of Oxytrex and PTI-901 and the formulation activities and additional clinical trials of Remoxy;

•	seek regulatory approvals for our drug candidates;

•	hire additional personnel;

•	develop, formulate, manufacture and commercialize our drug candidates and drugs;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology; and

•	maintain, defend and expand the scope of our intellectual property.

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

Recent Developments

During the first three months of 2004, we:

•	initiated a 700-patient Phase III clinical trial of Oxytrex to demonstrate its safety and efficacy in patients with osteoarthritis;

•	initiated a Phase I clinical trial program for Remoxy in the United Kingdom; and

•	announced the expansion of our intellectual property portfolio.

Results of Operations

Research and Development

Research and development expense consists primarily of drug development work associated with our drug candidates, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs and salaries and other personnel-related expenses. Research and development expense increased to $9.5 million from $3.8 million in the three months ended March 31, 2004 and 2003, respectively. This increase was primarily due to the increase in Phase III clinical trials activities for Oxytrex and PTI-901 as well as for the Phase I clinical trial and development activities for Remoxy.

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

General and Administrative

General and administrative expense consists primarily of compensation and other general corporate expenses as well as non-cash stock-based compensation. General and administrative expense decreased to $0.9 million for the three months ended March 31, 2004 from $1.0 million for the three months ended March 31, 2003. This decrease was primarily due to lower non-cash equity related expenses in 2004.

Interest Income

Interest income increased to $0.3 million from $0.1 million for the three months ended March 31, 2004 and 2003, respectively. This increase was primarily the result of higher average balances of cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. We intend to continue to use the proceeds from these offerings to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2004, cash, cash equivalents and marketable securities were $70.2 million.

Net cash used in operating activities was $7.2 million for the three months ended March 31, 2004 compared to $4.4 million for the three months ended March 31, 2003. Cash used in operating activities in both periods related primarily to the funding of operating losses.

Our investing activities to purchase property, equipment and leasehold improvements used cash of $0.2 million for the three months ended March 31, 2004. Other investing activities for the three months ended March 31, 2004 consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Our financing activities provided $47,000 in the three months ended March 31, 2004 from the exercise of stock options from the 1998 Stock Plan.

We lease approximately 10,500 square feet of general office space. In addition to office space, we also lease equipment pursuant to operating leases. Our leases expire at various dates through 2010. Under the terms of our real property and equipment leases, annual minimum lease payments are as follows (in thousands):

	2004	2005	2006	2007	2008	2009 and Thereafter	Total
Minimum lease payments	$183	$187	$191	$187	$196	$366	$1,310

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. These agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. None of these potential future payments are non-cancelable as of March 31, 2004.

Since our inception we have used cash of $65.9 million in operating activities and incurred a cumulative deficit of approximately $84.4 million. We expect to incur significant additional operating losses for the next several years and our cash requirements to increase in the future. The amount and timing our future cash requirements will depend on regulatory and market acceptance of our products candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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

We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $84.4 million as of March 31, 2004. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to conduct preclinical and clinical trials for our drug candidates, including the Phase III trials of Oxytrex and PTI-901 and formulation activities and Phase I trials of Remoxy;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	hire additional personnel;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies or expand the use of our technology; and

•	maintain, defend and expand the scope of our intellectual property.

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

Even if we comply with all FDA regulatory requirements, we may never obtain regulatory approval for any of our drug candidates. If we fail to obtain regulatory approval for any of our drug candidates we will have fewer saleable products and corresponding lower product revenues. Even if we receive regulatory approval of our products, such approval may involve limitations on the indicated uses or marketing claims we may make for our products. Further, later discovery of previously unknown problems could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to commit to perform lengthy post-approval studies, for which we would have to expend additional resources, which could have an adverse effect on our operating results and financial condition.

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

In order to obtain FDA approval for any of our drug candidates, we must submit to the FDA a new drug application, or NDA, that demonstrates that the drug candidate is safe and effective in humans for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Two of our drug candidates, Oxytrex and PTI-901, are in Phase III clinical trials. Remoxy is in Phase I clinical trials in the United Kingdom.

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

In November 2003, we filed an investigational new drug application, or IND, for Remoxy with the FDA. The FDA responded to our IND with a request for additional information on certain excipients used in formulations of Remoxy. We are not able to conduct human clinical studies with Remoxy in the United States until the FDA notifies us that their request for additional information is satisfied. If we are unable to conduct human clinical studies of Remoxy in the United States, we may determine that the commercial opportunity for Remoxy in certain dosage forms is too limited to warrant further investment.

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

The Drug Enforcement Agency, or DEA, limits the availability of the active ingredients in certain of our current drug candidates and, as a result, our quota may not be sufficient to complete clinical trials, meet commercial demand or may result in clinical delays.

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

Our success, competitive position and potential future revenues will depend in part on our ability to protect our intellectual property. If we, Albert Einstein College of Medicine or our other collaborators fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result. In January 2003, the U.S. Patent and Trademark Office, or PTO, disclosed that a law firm for an unidentified third-party filed requests for an Ex Parte Reexamination related to certain claims on patents we exclusively licensed from Albert Einstein College of Medicine. In each of the reexaminations, the PTO issued a first/initial office action and responses to those office actions were filed. In certain of the reexaminations, the PTO issued second/final office actions in which the PTO affirmed the patentability of certain claims related to uses of our drugs under development while maintaining rejections with respect to other claims, and responses to those office actions have been filed. Reexamination certificates have been issued in certain of the proceedings confirming the patentability of the claims. We cannot provide any assurance as to the outcome of the remaining ongoing PTO proceedings. An adverse outcome of the reexamination process could result in loss of claims of these patents that pertain to certain drugs we currently have under development and could have a material adverse impact on our future revenues.

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

We rely on third-party commercial drug manufacturers for drug supply.

Approved third-party commercial drug manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state and foreign government agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

The National Association of Securities Dealers, Inc., or NASD, and the Securities and Exchange Commission, or SEC, have adopted certain new rules. If we were unable to continue to comply with the new rules, we could be delisted from trading on the NASDAQ National Market, or Nasdaq, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the NASD. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

Volatility in the stock prices of other companies may contribute to volatility in our stock price.

The stock market in general, Nasdaq and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage and development stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Our share ownership is concentrated, and our officers, directors and principal stockholders can exert significant control over matters requiring stockholder approval.

Due to their combined stock holdings, our officers, directors and principal stockholders (stockholders holding greater than 5% of our common stock) acting collectively may have the ability to exercise significant influence over matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of the Company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

There is no guarantee that an active trading market for our common stock will be maintained on Nasdaq. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates would not have a material effect on the fair value of our available-for-sale securities at March 31, 2004. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instrument. As of March 31, 2004, our investments consisted of short-term investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The following exhibits have been filed with this report:

3.1*	Amended and restated Certificate of Incorporation.

3.2*	Amended and restated Bylaws.

4.1*	Specimen Common Stock Certificate.

10.7*	Second Amended and Restated Investors Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

10.10	Consulting agreement dated March 24, 2004 between Richard G. Stevens and Pain Therapeutics.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

(b) Reports on Form 8-K.

The Company filed a press release report on Form 8-K on January 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

Date: April 28, 2004	/s/ Remi Barbier
Remi Barbier
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Peter S. Roddy
Peter S. Roddy
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	*	Amended and Restated Certificate of Incorporation.

3.2	*	Amended and Restated Bylaws.

4.1	*	Specimen Common Stock Certificate.

10.7	*	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

10.10		Consulting Agreement dated March 27, 2004 between Richard Stevens and Pain Therapeutics, Inc.

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.