Form 10-K/A
period 2003-12-31
PAIN THERAPEUTICS INC
filed 2004-06-23
CIK 1069530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

PAIN THERAPEUTICS, INC.

FORM 10-K/A

INDEX

		Page

	PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	16
Certifications

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Pain Therapeutics, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003, originally filed on March 12, 2004 (the “Original Filing”). The Company is refiling Item 7 of Part II in response to certain comments made by the Securities and Exchange Commission to the Company’s Management Discussion and Analysis section of the Original Filing. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part II, Item 7 are true or complete as of any date subsequent to the Original Filing.

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

Since our inception, we have focused all our research and development efforts on the research and development of opioid drugs for the treatment of pain. Research and development expenses related to our efforts for this project total $58.8 million for the period from inception through December 31, 2003. These research and development expenses include compensation, contractor fees, supplies, and allocation of common costs such as facilities, associated with our research and development efforts.

Our technology has been applied across our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross-application of the foregoing.

Estimating the dates of completion of clinical development, and the costs to complete development, of our drug candidates would be highly speculative, subjective and potentially misleading. Pharmaceutical products take a significant amount of time to research, develop and commercialize. The clinical trial portion of the development of a new drug alone usually spans several years. We expect to reassess our future research and development plans based on our review of data we receive from our current research and development activities. The cost and pace of our future research and development activities are linked and subject to change.

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

General and Administrative

General and administrative expense consists primarily of compensation and other general corporate expenses as well as non-cash stock based compensation. General and administrative expense decreased to $3.3 million from $5.5 million for the year ended December 31, 2003 and 2002, respectively. The decrease in general and administrative expense resulted primarily from lower non-cash equity related expense as well as a reclassification of certain occupancy and other expenses to research and development.

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

We lease approximately 10,500 square feet of general office space. In addition to office space we also lease equipment pursuant to operating leases. Our leases expire at various dates through 2010. Under the terms of all of our leases, future minimum lease payments are as follows (in thousands):

	2004	2005	2006	2007	2008	2009 and Thereafter	Total
Future minimum lease payments	$183	$187	$191	$187	$196	$366	$1,310

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. We believe the amount of each milestone payment will be immaterial within the period such milestone is achieved. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future milestone and royalty payments are cancelable as of December 31, 2003.

Since our inception we have incurred a cumulative deficit of approximately $74.2 million, including a net loss of $21.6 million in 2003, and we expect to incur significant additional operating losses for the next several years. Since inception we have used $58.7 million of cash in operating activities. We expect our cash requirements to increase in the foreseeable future as we continue to conduct preclinical and clinical trials for our drug candidates; seek regulatory approvals for our drug candidates; develop, formulate, manufacture and commercialize our drugs; implement additional internal systems and develop new infrastructure; acquire or in- license additional products or technologies, or expand the use of our technology; maintain, defend and expand the scope of our intellectual property; and hire additional personnel. The amount and timing of cash requirements will depend on regulatory and market acceptance of our products candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (3)	Exhibits:

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PAIN THERAPEUTICS, INC.

By:	/s/ REMI BARBIER
Remi Barbier President, Chief Executive Officer and Chairman of the Board of Directors

Dated: June 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REMI BARBIER Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 22, 2004

/s/ PETER S. RODDY Peter S. Roddy	Chief Financial Officer (Principal Financial and Accounting Officer)	June 22, 2004

* Nadav Friedmann, Ph.D., M.D.	Chief Operating Officer and Director	June 22, 2004

* Robert Z. Gussin, Ph.D.	Director	June 22, 2004

* Vernon R. Loucks, Jr.	Director	June 22, 2004

* Michael J. O’Donnell, Esq.	Director and Secretary	June 22, 2004

* Sanford R. Robertson	Director	June 22, 2004

* Richard G. Stevens	Director	June 22, 2004

*By:	/s/ PETER S. RODDY
Peter S. Roddy Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).