Form 10-K/A
period 2003-12-31
PAIN THERAPEUTICS INC
filed 2004-06-24
CIK 1069530

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

PAIN THERAPEUTICS, INC.

FORM 10-K/A

INDEX

		Page

	PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	17
Certifications

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends Pain Therapeutics, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003, originally filed on March 12, 2004 (the “Original Filing”). The Company is refiling Item 7 of Part II in response to certain comments made by the Securities and Exchange Commission to the Company’s Management Discussion and Analysis section of the Original Filing. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

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

Since our inception, we have focused all our research and development efforts on the research and development of opioid drugs for the treatment of pain. Research and development expenses related to our efforts for this project total $58.8 million for the period from inception through December 31, 2003. The following table summarizes expenses by category of research and development efforts (in thousands):

	Years Ended December 31,			May 4, 1998 (Inception) Through December 31, 2003
	2003	2002	2001
Compensation	$3,690	$3,097	$3,056	$16,919
Contractor fees (1)	10,049	5,281	5,615	28,411
Supplies (2)	3,262	2,357	2,218	9,546
Other (3)	1,912	661	779	3,964

	$18,913	$11,396	$11,668	$58,840

(1)	Contractor fees generally include expenses for pre-clinical studies and clinical trials.

(2)	Supplies generally include costs for formulation and manufacturing activities.

(3)	Other generally includes the allocation of common costs such as facilities.

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

Dated: June 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REMI BARBIER Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 24, 2004

/s/ PETER S. RODDY Peter S. Roddy	Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2004

* Nadav Friedmann, Ph.D., M.D.	Chief Operating Officer and Director	June 24, 2004

* Robert Z. Gussin, Ph.D.	Director	June 24, 2004

* Vernon R. Loucks, Jr.	Director	June 24, 2004

* Michael J. O’Donnell, Esq.	Director and Secretary	June 24, 2004

* Sanford R. Robertson	Director	June 24, 2004

* Richard G. Stevens	Director	June 24, 2004

*By:	/s/ PETER S. RODDY
Peter S. Roddy Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).