Form 10-Q
period 2004-06-30
PAIN THERAPEUTICS INC
filed 2004-07-26
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	35,577,029 Shares
Class	Outstanding at July 9, 2004

PAIN THERAPEUTICS, INC.

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets – June 30, 2004 and December 31, 2003	3
	Condensed Statements of Operations – Three- and Six-Month Periods Ended June 30, 2004 and 2003 and the Period from May 4, 1998 (Inception) Through June 30, 2004	4
	Condensed Statements of Cash Flows – Six-Month Periods Ended June 30, 2004 and 2003 and the Period from May 4, 1998 (Inception) Through June 30, 2004	5
	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Change in Securities, Use of Proceeds and Issuer Purchase of Equity Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	27

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$3,172	$12,027
Marketable securities	57,820	65,402
Prepaid expenses	46	1,321

Total current assets	61,038	78,750

Property and equipment, net	1,791	1,688
Other assets	75	75

Total assets	$62,904	$80,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$817	$2,231
Accrued development expense	3,566	1,210
Accrued compensation and benefits	643	369
Other accrued liabilities	135	141

Total liabilities	5,161	3,951

Stockholders’ Equity:
Preferred stock	—	—
Common stock	36	35
Additional paid-in-capital	151,452	150,732
Deferred compensation	—	(7)
Accumulated other comprehensive income (loss)	(267)	50
Deficit accumulated during the development stage	(93,478)	(74,248)

Total stockholders’ equity	57,743	76,562

Total liabilities and stockholders’ equity	$62,904	$80,513

(1)	Derived from the Company’s audited financial statements as of December 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		May 4, 1998 (inception) through June 30, 2004
	2004	2003	2004	2003
Operating expenses(1):
Research and development	$8,181	$3,715	$17,677	$7,503	$76,517
General and administrative	1,106	751	2,044	1,720	25,078

Total operating expenses	9,287	4,466	19,721	9,223	101,595

Operating loss	(9,287)	(4,466)	(19,721)	(9,223)	(101,595)
Other income:
Interest income	221	120	491	261	8,117

Net loss	(9,066)	(4,346)	(19,230)	(8,962)	(93,478)
Return to series C preferred stockholders for beneficial conversion feature	—	—	—	—	(14,231)

Loss available to common stockholders	$(9,066)	$(4,346)	$(19,230)	$(8,962)	$(107,709)

Basic and diluted loss per share	$(0.26)	$(0.16)	$(0.54)	$(0.33)

Weighted-average shares used in computing basic and diluted loss per share	35,499	27,334	35,463	27,250

(1)	Included in research and development and general and administrative expenses are stock-based compensation expenses (reduction of expense) of $259 and ($16) for the three-month periods ended June 30, 2004 and 2003, respectively, $312 and $87 for the six-month periods ended June 30, 2004 and 2003, respectively, and $12,241 for the period from May 4, 1998 (inception) through June 30, 2004.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,		May 4, 1998 (inception) through June 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(19,230)	$(8,962)	$(93,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182	172	1,167
Non-cash interest income	300	17	300
Non-cash stock based compensation	312	87	12,241
Non-cash expense for warrants issued	—	—	34
Loss on disposal of property and equipment	—	—	54
Changes in operating assets and liabilities:
Prepaid expenses	1,275	1,060	(46)
Other assets	—	—	(75)
Accounts payable	(1,414)	(264)	817
Accrued development expense	2,356	(653)	3,566
Accrued compensation and benefits	274	268	643
Other accrued liabilities	(6)	31	135

	(15,951)	(8,244)	(74,642)

Cash flows used in investing activities:
Purchase of property and equipment	(285)	—	(3,012)
Purchase of marketable securities	(30,576)	—	(99,405)
Sales of marketable securities	33,192		36,669
Maturities of marketable securities	4,350	—	4,350

	6,681	—	(61,398)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	—	27,539
Proceeds from issuance of common stock, net	415	699	111,673

	415	699	139,212

Net increase (decrease) in cash and cash equivalents	(8,855)	(7,545)	3,172
Cash and cash equivalents at beginning of period	12,027	50,091	—

Cash and cash equivalents at end of period	$3,172	$42,546	$3,172

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

We are a biopharmaceutical company that develops novel drugs. Our drugs target severe chronic pain, such as pain associated with advanced osteoarthritis, low-back pain or Irritable Bowel Syndrome, or IBS. We have three proprietary drug candidates in clinical development: Oxytrex™, Remoxy™ and PTI-901. Our two most advanced drugs, Oxytrex and PTI-901, are in Phase III clinical trials. Remoxy is in Phase I clinical trials outside the United States. We believe the target market for our three drug candidates exceeds $3 billion per year. We currently retain all commercial rights to our drug candidates.

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

Our development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability and protection of our products and processes. In addition, we have drug candidates that have not yet obtained Food and Drug Administration, or FDA, approval. Successful future operations depend on our ability to obtain approval for and commercialize these products.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. Certain prior year balances have been reclassified for comparative purposes.

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

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net loss and other comprehensive income (loss), which is comprised of net unrealized holding gains and losses on available-for-sale securities, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(9,066)	$(4,346)	$(19,230)	$(8,962)
Other comprehensive loss	(424)	—	(317)	—

Accumulated other comprehensive loss	$(9,490)	$(4,346)	$(19,547)	$(8,962)

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

If we had recorded compensation cost of our stock-based plans in a manner consistent with the fair value approach of SFAS 123, our loss and adjusted loss per share would have been increased as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(9,066)	$(4,346)	$(19,230)	$(8,962)
Deduct: Total stock based employee compensation expense determined under the fair valued based method for all awards	(1,174)	(766)	(2,480)	(1,885)
Add (deduct): Total stock based employee compensation expense (reduction in expense)	8	(237)	8	(128)

Adjusted net loss	$(10,232)	$(5,349)	$(21,702)	$(10,975)

Basic and diluted loss per share, as reported	$(0.26)	$(0.16)	$(0.54)	$(0.33)

Adjusted basic and diluted loss per shares	$(0.29)	$(0.20)	$(0.61)	$(0.40)

The weighted average fair value of stock options granted to employees was $6.29 and $5.78 in the three months ended June 30, 2004 and 2003, respectively, and $6.42 and $4.89 in the six months ended June 30, 2004 and 2003, respectively.

For employee stock options, the weighted average fair value of each option granted was estimated on the date of grant using Black-Scholes with the following assumptions:

	2004	2003
Employee options:
Volatility	94% to 95%	95% to 100%
Risk-free interest rates	4%	2% to 3%
Expected life of option	5 years	5 years
Dividend yield	—	—

For the 2000 Employee Stock Purchase Plan, the weighted average fair value of purchase rights granted were $1.66 and $1.65 per share for the three and six month ended June 30, 2004 and 2003, respectively, calculated using Black-Scholes with the following assumptions:

	2004	2003
Employee stock purchase plan:
Volatility	94%	89%
Risk-free interest rates	3%	2%
Expected life of option	2 years	2 years
Dividend yield	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: future operating losses and anticipated operating and capital expenditures; the timing, substance, sufficiency of materials required for or anticipated results of our clinical development of our drug candidates; the size of the potential market for our products; protection of our intellectual property; expected future sources of revenue and capital; potential competitors or products; future market acceptance of our drug candidates; future expenses increasing substantially or fluctuating; future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions; anticipated hiring; the sufficiency of our current resources to fund our operations over the next twelve months; increasing cash requirements; fluctuations in our operating results; internal control over financial reporting milestone payments under our agreements; and development of our internal systems and infrastructure.

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

Overview

We are a biopharmaceutical company that develops novel drugs. Our drugs target severe chronic pain, such as pain associated with advanced osteoarthritis, low-back pain or IBS. We have three proprietary drug candidates in clinical development: Oxytrex, Remoxy and PTI-901. Our two most advanced drugs, Oxytrex and PTI-901, are in Phase III clinical trials. Remoxy is in Phase I clinical trials outside the United States. We believe the target market for our three drug candidates exceeds $3 billion per year. We currently retain all commercial rights to our drug candidates.

We have yet to generate any revenues from product sales. We have not been profitable and, since our inception on May 4, 1998 through June 30, 2004, we have incurred an accumulated deficit of approximately $93.5 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We expect to incur significant additional operating losses for the next several years. Our cash requirements for operating activities and capital expenditures will increase substantially in the future as we:

•	continue to conduct preclinical and clinical trials for our drug candidates, including the Phase III trials of Oxytrex and PTI-901 and the Phase I clinical trial and development activities for Remoxy;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

Since our inception, we have focused all our research and development efforts on the research and development of opioid drugs for the treatment of pain. Research and development expenses related to this project for the period from inception through June 30, 2004 total $76.5 million. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Compensation	$978	$1,074	$1,943	$1,963
Contractor fees(1)	6,254	1,874	13,254	4,106
Supplies(2)	406	384	1,376	724
Other(3)	543	383	1,104	710

	$8,181	$3,715	$17,677	$7,503

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

Our technology has been applied across our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing.

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

Results of Operations

Three and Six Months Ended June 30, 2004 and 2003

Research and Development

Research and development expense consists primarily of drug development work associated with our drug candidates, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs and salaries and other personnel-related expenses. Research and development expense increased to $8.2 million from $3.7 million in the three months ended

June 30, 2004 and 2003, respectively, and to $17.7 from $7.5 million for the six months ended June 30, 2004 and 2003, respectively. These increases were primarily due to the increase in Phase III clinical trials activities for Oxytrex and PTI-901 as well as for the Phase I clinical trial and development activities for Remoxy.

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

General and Administrative

General and administrative expense consists primarily of compensation and other general corporate expenses as well as non-cash stock-based compensation. General and administrative expense increased to $1.1 million from $0.8 million for the three months ended June 30, 2004 and 2003, respectively, and to $2.0 million from $1.7 million for the six months ended June 30, 2004 and 2003 respectively. This increase was primarily due to an increase in non-cash stock-based expenses in 2004 as compared to 2003.

Interest Income

Interest income increased to $0.2 million from $0.1 million for the three months ended June 30, 2004 and 2003, respectively, and to $0.5 million from $0.3 million for the six months ended June 30, 2004 and 2003, respectively. These increases were primarily the result of higher average balances of cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. We intend to continue to use the proceeds from these offerings to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2004, cash, cash equivalents and marketable securities were $61.0 million.

Net cash used in operating activities was $16.0 million for the six months ended June 30, 2004 compared to $8.2 million for the six months ended June 30, 2003. Cash used in operating activities in both periods related primarily to the funding of operating losses.

Our investing activities to purchase property, equipment and leasehold improvements used cash of $0.3 million for the six months ended June 30, 2004. Other investing activities for the six months ended June 30, 2004 consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Our financing activities provided $0.4 million in the six months ended June 30, 2004, primarily from the exercise of stock options from the 1998 Stock Plan.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. We believe the amount of each of these milestone payments will be immaterial within the period such milestone is achieved. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2004.

Since our inception we have used cash of $74.6 million in operating activities and incurred a cumulative deficit of approximately $93.5 million. We expect to incur significant additional operating losses for the next several years and our cash requirements to increase in the future. The amount and timing our future cash requirements will depend on regulatory and market acceptance of our products candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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

We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $93.5 million as of June 30, 2004. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to conduct preclinical and clinical trials for our drug candidates, including the Phase III trials of Oxytrex and PTI-901 and the Phase I clinical trial and development activities for Remoxy;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies or expand the use of our technology; and

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

In order to obtain FDA approval for any of our drug candidates, we must submit to the FDA a new drug application, or NDA, that demonstrates that the drug candidate is safe and effective in humans for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Two of our drug candidates, Oxytrex and PTI-901, are in Phase III clinical trials. Remoxy is in Phase I clinical trials outside of the United States.

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

In November 2003, we filed an Investigational New Drug application, or IND, for Remoxy with the FDA. The FDA responded to our IND with a request for additional information on certain excipients used in formulations of Remoxy. We are not able to conduct human clinical studies with Remoxy in the United States until the FDA notifies us that their request for additional information is satisfied. If we are unable to conduct human clinical studies of Remoxy in the United States, we may determine that the commercial opportunity for Remoxy is too limited to warrant further investment.

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

The U.S. Drug Enforcement Administration, or DEA, limits the availability of the active ingredients in certain of our current drug candidates and, as a result, our quota may not be sufficient to complete clinical trials, or to meet commercial demand or may result in clinical delays.

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients in our current drug candidates, such as oxycodone, are listed by the DEA as Schedule II or III substances under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used in our clinical trials, and, in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

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

Our charter documents contain provisions that may prevent or delay removal of incumbent management or a change of control.

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of deterring or delaying attempts by our shareholders to remove or replace management, engage in proxy contests and effect changes in control. These provisions include:

•	a classified board so that only one third of the board of directors is elected each year;

•	elimination of cumulative voting in the election of directors;

•	procedures for advance notification of shareholder nominations and proposals;

•	the ability of our board of directors to amend our bylaws without shareholder approval; and

•	the ability of our board of directors to issue up to 10,000,000 shares of preferred stock without shareholder approval upon the terms and conditions and with the rights, privileges and preferences as the board of directors may determine.

In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203.

These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates would not have a material effect on the fair value of our available-for-sale securities at June 30, 2004. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instrument. As of June 30, 2004, our investments consisted of short-term investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 27, 2004 at the offices of Wilson Sonsini Goodrich & Rosati, Professional Corporation located at 650 Page Mill Road, Palo Alto, California 94304 at 9:00 a.m. Of the 35,462,226 shares of Pain Therapeutics’ common stock entitled to vote at the meeting, 33,355,983 shares, representing 94% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Proposal I – Election of Two Class I Directors

The stockholders elected two directors to serve until our Annual Meeting of Stockholders held in 2007. The votes regarding the election of directors were as follows:

Name	Votes for Director	Votes Withheld
Nadav Friedmann, Ph.D., M.D.	26,858,296	6,497,687
Michael J. O’Donnell, Esq.	26,831,669	6,542,314

The Company’s other directors with terms of office as directors that continue after the Annual Meeting of Stockholders are Remi Barbier, Robert Z. Gussin, Ph.D., Vernon R. Loucks, Jr., and Sanford R. Robertson.

Proposal II – Ratification of Appointment of Ernst and Young LLP as Independent Auditor to the Company for the Fiscal Year Ending December 31, 2004

The stockholders approved the ratification of Ernst and Young LLP as independent auditor to the Company for the fiscal year ending December 31, 2004. There were 33,159,593 votes cast for the proposal, 177,739 against the proposal, 18,651 abstentions and no broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

The following exhibits have been filed with this report:

3.1*	Amended and restated Certificate of Incorporation.

3.2*	Amended and restated Bylaws.

4.1*	Specimen Common Stock Certificate.

10.7*	Second Amended and Restated Investors Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

(b) Reports on Form 8-K.

The Company filed a press release on Form 8-K on April 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

Date: July 23, 2004	/s/ Remi Barbier
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