Form 10-Q
period 2004-09-30
PAIN THERAPEUTICS INC
filed 2004-11-05
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	43,610,818 Shares
Class	Outstanding at October 15, 2004

PAIN THERAPEUTICS, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets – September 30, 2004 and December 31, 2003	3

	Condensed Statements of Operations – Three- and Nine-Month Periods Ended September 30, 2004 and 2003 and the Period from May 4, 1998 (Inception) Through September 30, 2004	4

	Condensed Statements of Cash Flows – Nine-Month Periods Ended September 30, 2004 and 2003 and the Period from May 4, 1998 (Inception) Through September 30, 2004	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,750	$12,027
Marketable securities	51,809	65,402
Prepaid expenses	415	1,321

Total current assets	53,974	78,750

Property and equipment, net	1,753	1,688
Other assets	75	75

Total assets	$55,802	$80,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$831	$2,231
Accrued development expense	5,780	1,210
Accrued compensation and benefits	375	369
Other accrued liabilities	141	141

Total liabilities	7,127	3,951

Stockholders’ Equity:
Preferred stock	—	—
Common stock	36	35
Additional paid-in-capital	151,469	150,732
Deferred compensation	—	(7)
Accumulated other comprehensive income (loss)	(122)	50
Deficit accumulated during the development stage	(102,708)	(74,248)

Total stockholders’ equity	48,675	76,562

Total liabilities and stockholders’ equity	$55,802	$80,513

(1)	Derived from the Company’s audited financial statements as of December 31, 2003, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		May 4, 1998 (inception) through September 30, 2004
	2004	2003	2004	2003
Operating expenses(1):
Research and development	$8,547	$5,358	$26,224	$12,861	$85,064
General and administrative	861	735	2,904	2,456	25,938

Total operating expenses	9,408	6,093	29,128	15,317	111,002

Operating loss	(9,408)	(6,093)	(29,128)	(15,317)	(111,002)
Other income:
Interest income	177	124	668	385	8,294

Net loss	(9,231)	(5,969)	(28,460)	(14,932)	(102,708)
Return to series C preferred stockholders for beneficial conversion feature	—	—	—	—	(14,231)

Loss available to common stockholders	$(9,231)	$(5,969)	$(28,460)	$(14,932)	$(116,939)

Basic and diluted loss per share	$(0.26)	$(0.21)	$(0.80)	$(0.54)

Weighted-average shares used in computing basic and diluted loss per share	35,594	27,999	35,507	27,502

(1)	Included in research and development and general and administrative expenses are stock-based compensation expenses (reduction of expense) of $20 thousand and ($27) thousand for the three-month periods ended September 30, 2004 and 2003, respectively, $332 thousand and $60 thousand for the nine-month periods ended September 30, 2004 and 2003, respectively, and $12,261 thousand for the period from May 4, 1998 (inception) through September 30, 2004.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,		May 4, 1998 (inception) through September 30, 2004
	2004	2003
Cash flows used in operating activities:
Net loss	$(28,460)	$(14,932)	$(102,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	282	256	1,267
Non-cash interest income	(60)	—	(60)
Non-cash stock based compensation	332	60	12,261
Non-cash expense for warrants issued	—	—	34
Loss on disposal of property and equipment	—	—	54
Changes in operating assets and liabilities:
Prepaid expenses	906	(525)	(415)
Other assets	—	—	(75)
Accounts payable	(1,400)	661	831
Accrued development expense	4,570	228	5,780
Accrued compensation and benefits	6	86	375
Other accrued liabilities	—	30	141

	(23,824)	(14,136)	(82,515)

Cash flows from (used in) investing activities:
Purchase of property and equipment	(347)	—	(3,074)
Purchase of marketable securities	(56,700)	(37,474)	(125,529)
Maturities of marketable securities	4,350	—	7,827
Sales of marketable securities	65,831	1,274	65,831

	13,134	(36,200)	(54,945)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	—	27,539
Proceeds from issuance of common stock, net	413	47,145	111,671

	413	47,145	139,210

Net increase (decrease) in cash and cash equivalents	(10,277)	(3,191)	1,750
Cash and cash equivalents at beginning of period	12,027	50,091	—

Cash and cash equivalents at end of period	$1,750	$46,900	$1,750

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

We are a biopharmaceutical company dedicated to the development of innovative drugs. We specialize in developing safer or more efficacious drugs for use in pain management, particularly in the area of opioid painkillers. U.S. sales of opioid painkillers exceeded $5.6 billion in 2003. We own worldwide commercial rights to all of our drug candidates.

Our clinical pipeline consists of three proprietary drug candidates. We are developing these three oral, small molecule drugs to treat patients who suffer from severe chronic pain, such as pain associated with advanced osteoarthritis, low-back pain or irritable bowel syndrome, or IBS.

In the course of our development activities, we have sustained operating losses and expect such losses to continue through at least the next several years. We expect our current cash, cash equivalents and marketable securities will be sufficient to meet our planned working capital and capital expenditure requirements for at least the next twelve months. There are no assurances that additional financing will be available on favorable terms, or at all.

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2004. Certain prior year balances have been reclassified for comparative purposes.

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

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net loss and other comprehensive income (loss), which consists of net unrealized holding gains and losses on available-for-sale securities, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(9,231)	$(5,969)	$(28,460)	$(14,932)
Other comprehensive income (loss)	145	35	(172)	35

Accumulated other comprehensive loss	$(9,086)	$(5,934)	$(28,632)	$(14,897)

Note 4. Stock-Based Compensation

We use the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Accordingly, we would recognize compensation expense in our financial statements in connection with stock options granted to employees with exercise prices less than fair value at the time the stock option is granted. We record stock-based compensation expense for non-employees at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123, or SFAS 123, and Emerging Issues Task Force No 96-18, or EITF 96-18. The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model, or Black-Scholes. The model considers a number of factors, including the market price and volatility of our common stock at the date of measurement. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest. The compensation expense related to all grants is being amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option, generally four years. The graded vesting method results in expensing approximately 57% of the total award in year one, 26% in year two, 13% in year three and 4% in year four.

If we had recorded compensation cost of our stock-based plans in a manner consistent with the fair value approach of SFAS 123, our loss and adjusted loss per share would have been increased as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(9,231)	$(5,969)	$(28,460)	$(14,932)
Deduct: Total stock-based employee compensation expense determined under the fair valued based method for all awards	(1,732)	(1,676)	(4,162)	(3,561)
Add (deduct): Total stock-based employee compensation expense (reduction in expense) included in net loss	—	—	7	(128)

Adjusted net loss	$(10,963)	$(7,645)	$(32,615)	$(18,621)

Basic and diluted loss per share, as reported	$(0.26)	$(0.21)	$(0.80)	$(0.54)

Adjusted basic and diluted loss per shares	$(0.31)	$(0.27)	$(0.92)	$(0.68)

The weighted average fair value of stock options granted to employees was $6.22 and $5.82 in the three months ended September 30, 2004 and 2003, respectively, and $6.25 and $5.62 in the nine months ended September 30, 2004 and 2003, respectively.

For employee stock options, the weighted average fair value of each option granted was estimated on the date of grant using Black-Scholes with the following assumptions:

	2004	2003
Employee options:
Volatility	91% to 95%	95% to 100%
Risk-free interest rates	4%	2% to 3%
Expected life of option	5 years	5 years
Dividend yield	—	—

For the 2000 Employee Stock Purchase Plan, the weighted average fair value of purchase rights granted were $1.66 for the three months ended September 30, 2004 and 2003, respectively, and $1.66 for the nine months ended September 30, 2004 and 2003, respectively. These values were calculated using Black-Scholes with the following assumptions:

	2004	2003
Volatility	91% to 94%	89%
Risk-free interest rates	3%	2%
Expected life of option	2 years	2 years
Dividend yield	—	—

Note 5. Subsequent Events

In October 2004, the company issued 8,000,000 shares of common stock at a price of $7.25 per share in a follow-on public offering and received approximately $54.5 million in net proceeds after deducting underwriting discounts and commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: future operating losses and anticipated operating and capital expenditures; the timing or anticipated results of our clinical development of our drug candidates; the size of the potential market for our products; protection of our intellectual property; expected future sources of revenue and capital; potential competitors or products; future market acceptance of our drug candidates; future expenses increasing substantially or fluctuating; future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions; anticipated hiring; the sufficiency of our current resources to fund our operations over the next twelve months; increasing cash requirements; fluctuations in our operating results; internal control over financial reporting; milestone payments under our agreements; and timing of the development of our internal systems and infrastructure.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our drug candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials); the uncertainty of patent protection for our intellectual property or trade secrets; potential infringement of the intellectual property rights or trade secrets of third parties; and our ability to obtain additional financing if necessary. In addition, such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

Overview

We are a biopharmaceutical company dedicated to the development of innovative drugs. We specialize in developing safer or more efficacious drugs for use in pain management, particularly in the area of opioid painkillers. U.S. sales of opioid painkillers exceeded $5.6 billion in 2003. We own worldwide commercial rights to all of our drug candidates.

Our clinical pipeline consists of three proprietary drug candidates. We are developing these three oral, small molecule drugs to treat patients who suffer from severe chronic pain, such as pain associated with advanced osteoarthritis, low-back pain or IBS.

Our drug candidates are:

•	Oxytrex™, a new oral opioid painkiller that is currently in two Phase III clinical trials for the treatment of severe chronic pain;

•	PTI-901, a drug candidate to treat men and women with IBS that is currently in two Phase III clinical trials; and

•	Remoxy™, an anti-abuse version of long-acting oxycodone that is currently undergoing clinical and non-clinical studies.

We have yet to generate any revenues from product sales. We have not been profitable and, since our inception on May 4, 1998 through September 30, 2004, we have incurred an accumulated deficit of approximately $102.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We expect to incur significant additional operating losses for the next several years. Our cash requirements for operating activities and capital expenditures will increase substantially in the future as we:

•	continue to conduct preclinical and clinical trials for our drug candidates, including the Phase III trials of Oxytrex and PTI-901 as well as a clinical program and formulation and development activities for Remoxy;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

Since our inception, we have focused all our research and development efforts on the research and development of opioid drugs for the treatment of pain. Research and development expenses related to this project for the period from inception through September 30, 2004 total $85.1 million. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Compensation	$1,036	$884	$2,979	$2,847
Contractor fees(1)	6,871	2,267	20,125	6,373
Supplies(2)	290	1,604	1,666	2,328
Other (3)	350	603	1,454	1,313

	$8,547	$5,358	$26,224	$12,861

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

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

Results of Operations

Three and Nine Months Ended September 30, 2004 and 2003

Research and Development

Research and development expense consists primarily of drug development work associated with our drug candidates, including costs of preclinical, clinical trials, clinical supplies and related formulation and design costs and salaries and other personnel-related expenses. Research and development expense increased to $8.5 million from $5.4 million in the three months ended September 30, 2004 and 2003, respectively, and to $26.2 from $12.9 million for the nine months ended September 30, 2004 and 2003, respectively. These increases were primarily due to the increase in Phase III clinical trials activities for Oxytrex and PTI-901 as well as for the Phase I clinical trial and development activities for Remoxy.

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

General and Administrative

General and administrative expense consists primarily of compensation and other general corporate expenses as well as non-cash stock-based compensation. General and administrative expense increased to $0.9 million from $0.7 million for the three month periods ended September 30, 2004 and 2003, respectively, primarily due to an increase in personnel-related expenses. General and administrative expense increased to $2.9 million from $2.5 million for the nine months ended September 30, 2004 and 2003 respectively, primarily due to an increase in non-cash stock-based compensation expense.

Interest Income

Interest income increased to $0.2 million from $0.1 million for the three months ended September 30, 2004 and 2003, respectively, and to $0.7 million from $0.4 million for the nine months ended September 30, 2004 and 2003, respectively. These increases were primarily the result of higher average balances of cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. We intend to continue to use the proceeds from these offerings to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2004, cash, cash equivalents and marketable securities were $53.6 million.

In October 2004, the company issued 8,000,000 shares of common stock at a price of $7.25 per share in a follow-on public offering and received approximately $54.5 million in net proceeds after deducting underwriting discounts and commissions.

Net cash used in operating activities was $23.8 million for the nine months ended September 30, 2004 compared to $14.1 million for the nine months ended September 30, 2003. Cash used in operating activities in both periods related primarily to the funding of operating losses.

Our investing activities to purchase property, equipment and leasehold improvements used cash of $0.3 million for the nine months ended September 30, 2004. Other investing activities for the nine months ended September 30, 2004 consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Our financing activities provided $0.4 million in the nine months ended September 30, 2004, primarily from the exercise of stock options issued under our 1998 Stock Plan.

We lease approximately 10,500 square feet of general office space. In addition to office space, we also lease equipment pursuant to operating leases. Our leases expire at various dates through 2010. Under the terms of our real property and equipment leases, annual minimum lease payments are as follows as of December 31, 2003 (in thousands):

	2004	2005	2006	2007	2008	2009 and Thereafter	Total
Minimum lease payments	$183	$187	$191	$187	$196	$366	$1,310

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. We believe the amount of each of these milestone payments will be immaterial within the period such milestone is achieved. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2004.

Since our inception we have used cash of $82.5 million in operating activities and incurred a cumulative deficit of approximately $102.7 million. We expect to incur significant additional operating losses for the next several years and our cash requirements to increase in the future. The amount and timing our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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

Risks Relating to our Financial Position and Need for Financing

Our operating history may make it difficult for you to evaluate our business to date and to assess its future viability.

We were founded in May 1998 and are in the development stage. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology and undertaking preclinical studies and clinical trials of our drug candidates. We have not yet demonstrated our ability to obtain regulatory approval, formulate and manufacture our drug candidates on a commercial scale or conduct sales and marketing activities. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future.

We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $102.7 million as of September 30, 2004. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to conduct preclinical and clinical trials for our drug candidates, including the Phase III trials of Oxytrex and PTI-901 as well as a clinical program and formulation and development activities for Remoxy;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

We will need to generate significant revenues to achieve and maintain profitability. If we cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates, we will not be able to generate such revenues or achieve profitability in the future. Our failure to achieve or maintain profitability would have a material adverse impact on the market price of our common stock.

If we cannot raise additional capital on acceptable terms, we may be unable to complete planned clinical trials of any or some of our drug candidates or to pursue attractive business opportunities.

We have funded all of our operations and capital expenditures with the proceeds from public and private stock offerings. We expect that our current cash, cash equivalents and marketable securities on hand will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. However, we may need to raise additional funds within such 12-month period or thereafter and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through strategic alliance and license arrangements, we may have to trade our rights to our technology, intellectual property or drug candidates to others in such arrangements on terms that may not be favorable to us.

If we determine that we need to raise additional funds and we are not successful in doing so, we may be unable to complete the clinical development of some or all of our drug candidates or to seek or obtain FDA approval of our drug candidates. We then could be forced to discontinue product development, enter into a relationship with a strategic partner earlier than currently intended, reduce sales and marketing efforts or forego attractive business opportunities.

Clinical and Regulatory Risks

If we fail to obtain the necessary regulatory approvals, we will not be allowed to commercialize our drug candidates, and we will not generate product revenues.

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development and testing. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require us to conduct additional clinical testing, in which case we would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. In particular, the FDA may require additional toxicology studies for certain excipients used in Remoxy or any of our other drug candidates. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals will:

•	delay commercialization of, and product revenues from, our drug candidates; and

•	diminish the competitive advantages that we may have otherwise enjoyed.

Even if we comply with all FDA regulatory requirements, we may never obtain regulatory approval for any of our drug candidates. If we fail to obtain regulatory approval for any of our drug candidates we will have fewer saleable products and corresponding lower product revenues. Even if we receive regulatory approval of our drug candidates, such approval may involve limitations on the indications and conditions of use or marketing claims we may make for our products. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to commit to perform lengthy Phase IV post-approval studies, for which we would have to expend additional resources, which could have an adverse effect on our operating results and financial condition.

In jurisdictions outside the U.S., we must receive marketing authorizations from the appropriate regulatory authorities before we can commercialize our drugs. Regulatory approval processes outside the U.S. generally include all of the aforementioned requirements and risks associated with FDA approval.

If we are unable to design, conduct and complete clinical trials successfully, we will not be able to obtain regulatory approval for our drug candidates.

In order to obtain FDA approval for any of our drug candidates, we must submit to the FDA a new drug application, or NDA, that demonstrates that the drug candidate is safe and effective in humans for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Two of our drug candidates, Oxytrex and PTI-901, are in Phase III clinical trials. In September 2004, we received regulatory clearance to initiate clinical studies with Remoxy in the United States.

Our Phase III trials may not demonstrate the safety or efficacy of our drug candidates. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. FDA guidelines recommend that the efficacy of new painkillers be demonstrated in more than one clinical model of pain. This means that even if one of our Phase III trials demonstrates positive results for our drug candidates, we are likely to have to demonstrate positive results in one or more additional Phase III clinical trials prior to receiving broad label FDA approval for treatment of severe chronic pain. Even if the results of our Phase III trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical and clinical studies before we can submit NDAs or obtain FDA approvals for our drug candidates.

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. Furthermore, if participating patients in clinical studies suffer drug-related adverse reactions during the course of such trials, or if we or the FDA believe that participating patients are being exposed to unacceptable health risks, we will have to suspend or terminate our clinical trials. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon clinical trials or to repeat clinical studies.

In addition, completion of clinical trials can be delayed by numerous factors, including:

•	delays in identifying and agreeing on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment;

•	increases in time required to complete monitoring of patients during or after participation in a trial; and

•	unexpected need for additional patient-related data.

Any of these delays, if significant, could impact the timing, approval and commercialization of our drug candidates and could significantly increase our overall costs of drug development.

Even if our clinical trials are completed as planned, their results may not support our expectations or intended marketing claims. The clinical trials process may fail to demonstrate that our drug candidates are safe and effective for indicated uses. Such failure would cause us to abandon a drug candidate and could delay development of other drug candidates.

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

The Drug Enforcement Administration, or DEA, limits the availability of the active ingredients in certain of our current drug candidates and, as a result, our quota may not be sufficient to complete clinical trials, or to meet commercial demand or may result in clinical delays.

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients in our current drug candidates, such as oxycodone, are listed by the DEA as Schedule II under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of oversight and regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used in our clinical trials, and, in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

Government agencies may establish and promulgate usage guidelines that directly apply to our drug candidates.

Government agencies, professional and medical societies, and other groups may establish usage guidelines that apply to our drug candidates. These guidelines could address such matters as usage and dose, among other factors. Application of such guidelines could limit the use of our drug candidates.

Conducting clinical trials of our drug candidates or potential commercial sales of a drug candidate may expose us to expensive product liability claims and we may not be able to maintain product liability insurance on reasonable terms or at all.

The risk of product liability is inherent in the testing of pharmaceutical products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or terminate testing of one or more of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our products. We currently carry clinical trial insurance but do not carry product liability insurance. If we successfully commercialize one or more of our drug candidates, we may face product liability claims, regardless of FDA approval for commercial manufacturing and sale. We may not be able to obtain such insurance at a reasonable cost, if at all. If our agreements with any future corporate collaborators entitle us to indemnification against product liability losses, such indemnification may not be available or adequate should any claim arise.

If we receive regulatory approval for our drug candidates, we and our collaborators will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and limit our ability to commercialize our potential drugs.

Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drugs and our business could suffer.

Risks Relating to Commercialization

If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.

Even if the FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs;

•	published studies demonstrating the cost-effectiveness of our drugs relative to competing products;

•	availability of reimbursement for our products from government or healthcare payers;

•	our ability to implement a risk management plan prior to the distribution of any Schedule II drug; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect to rely on sales generated by our current lead drug candidates for substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

If we are unable to develop our own sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be disappointing.

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

If we decide to enter into co-promotion or other licensing arrangements with third parties, we may be unable to locate acceptable collaborators because the number of potential collaborators is limited and because of competition from others for similar alliances with potential collaborators. Even if we are able to identify one or more acceptable collaborators, we may not be able to enter into any collaborative arrangements on favorable terms, or at all.

In addition, due to the nature of the market for pain management products, it may be necessary for us to license all or substantially all of our drug candidates to a single collaborator, thereby eliminating our opportunity to commercialize other pain management products independently. If we enter into any collaborative arrangements, our revenues are likely to be lower than if we marketed and sold our products ourselves.

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

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, health maintenance organizations and managed care organizations, are challenging the prices charged for medical products and services and/or are seeking pharmacoeconomic data to justify formulary acceptance and reimbursement practices. We currently have not generated pharmacoeconomic data on any of our products. Government and other healthcare payers increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has or has not granted labeling approval. Adequate third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our products, market acceptance of our product candidates could be limited.

Risks Relating to our Intellectual Property

If we are unable to protect our intellectual property our competitors could develop and market products with similar features that may reduce demand for our products.

Our success, competitive position and potential future revenues will depend in part on our ability to protect our intellectual property. If we, Albert Einstein College of Medicine or our other collaborators fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result. In January 2003, the U.S. Patent and Trademark Office, or PTO, disclosed that a law firm for an unidentified third-party filed requests for an Ex Parte Reexamination related to certain claims on patents we exclusively licensed from Albert Einstein College of Medicine. In each of the reexaminations, the PTO issued a first/initial office action and responses to those office actions were filed. In certain of the reexaminations, the PTO issued second/final office actions in which the PTO affirmed the patentability of certain claims related to uses of our drugs under development while maintaining rejections with respect to other claims, and responses to those office actions have been filed. Reexamination certificates have been issued in certain of the proceedings confirming the patentability of the claims. We cannot provide any assurance as to the outcome of the remaining ongoing PTO proceedings. We may be involved in additional challenges to our intellectual property. An adverse outcome of the reexamination process or any other challenges to our intellectual property could result in loss of claims of these patents that pertain to certain drugs we currently have under development and could have a material adverse impact on our future revenues.

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

Our employees and consultants are generally subject to confidentiality or other agreements with their former employers and they may inadvertently or otherwise violate those agreements.

Many of our employees and consultants were previously employed at universities or biotechnology or pharmaceutical companies. While we require our employees and consultants to honor any agreements they may have entered into prior to working with us, we may be subject to claims that we inadvertently or otherwise used or disclosed trade secrets or other confidential information belonging to former employers. Failure to defend such claims could result in loss of valuable rights or personnel, which in turn could harm or prevent commercialization of our drug candidates. Successful defense against such claims can be expensive and might distract us from our execution of our strategies.

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

Alternative technologies and products are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or are awaiting approval from the FDA. In addition, the active ingredients in nearly all opioid drugs are available in generic form. Drug companies that sell generic opioid drugs represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. Our competitors may market less expensive or more effective drugs that would compete with our product candidates or reach market with competing drugs before we are able to reach market with our drug candidates. These organizations also compete with us to attract qualified personnel and partners for acquisitions, joint ventures or other collaborations.

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

We have no manufacturing facilities and have limited experience in drug product development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or test the technical performance of our drug candidates. We currently rely on a limited number of experienced personnel and a small number of contract manufacturers and other vendors to formulate, test, supply, store and distribute drug supplies for our clinical trials. Our reliance on a limited number of vendors exposes us to the following risks, any of which could delay our clinical trials, and, consequently, FDA approval of our drug candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•	Contract commercial manufacturers, their sub-contractors or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy clinical needs or commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, and may experience shortages of qualified personnel to adequately staff production operations.

•	Our contract manufacturers could default on their agreements with us to provide clinical supplies or meet our requirements for commercialization of our products.

•	The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of our product before we may use the alternative manufacturer to produce our supplies. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturers and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to such innovation.

We rely on third-party commercial drug manufacturers for drug supply.

Approved third-party commercial drug manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state and foreign government agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards. If our drug supply for one of our drug candidates was interrupted, our operations could be negatively affected.

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

We may not succeed at in-licensing drug candidates or technologies to expand our product pipeline.

We may not successfully in-license drug candidates or technologies to expand our product pipeline. The number of such candidates or technologies may be limited. Competition among large pharmaceutical companies and biopharmaceutical companies for promising drug candidates or technologies is intense because such companies generally desire to expand their product pipelines through in-licensing.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in our preclinical and clinical trials;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	regulatory developments or changes in regulatory guidance;

•	litigation or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. These provisions include:

•	a classified board so that only one third of the board of directors is elected each year;

•	elimination of cumulative voting in the election of directors;

•	procedures for advance notification of stockholder nominations and proposals;

•	the ability of our board of directors to amend our bylaws without stockholder approval; and

•	the ability of our board of directors to issue up to 10,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as the board of directors may determine.

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

Publicly available information regarding stockholders’ ownership may not be comprehensive because the SEC does not require certain large stockholders to publicly disclose their stock ownership positions.

Our operating results may fluctuate from quarter to quarter and this fluctuation may cause our stock price to decline.

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our drug candidates, our need for clinical supplies and the re-measurement of certain deferred stock compensation. Thus, quarter-to-quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our clinical, financial or operating results may not meet the expectations of securities analysts and investors that could result in a decline in the price of our stock.

There may not be an active, liquid trading market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on Nasdaq. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates would not have a material effect on the fair value of our available-for-sale securities at September 30, 2004. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instrument. As of September 30, 2004, our investments consisted of short-term investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

3.1	*	Amended and restated Certificate of Incorporation.

3.2	*	Amended and restated Bylaws.

4.1	*	Specimen Common Stock Certificate.

10.7	*	Second Amended and Restated Investors Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

Date: November 4, 2004	/s/ Remi Barbier
Remi Barbier
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Peter S. Roddy
Peter S. Roddy
Vice President and Chief Financial Officer

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