Form 10-Q
period 2005-03-31
PAIN THERAPEUTICS INC
filed 2005-05-02
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	43,707,748 Shares
Class	Outstanding at April 15, 2005

PAIN THERAPEUTICS, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets – March 31, 2005 and December 31, 2004	3
	Condensed Statements of Operations – Three-Month Periods Ended March 31, 2005 and 2004 and the Period from May 4, 1998 (Inception) Through March 31, 2005	4
	Condensed Statements of Cash Flows – Three-Month Periods Ended March 31, 2005 and 2004 and the Period from May 4, 1998 (Inception) Through March 31, 2005	5
	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signatures		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$107	$1,379
Marketable securities	91,034	98,018
Prepaid expenses	152	259

Total current assets	91,293	99,656

Property and equipment, net	1,404	1,461
Other assets	75	75

Total assets	$92,772	$101,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$904	$877
Accrued development expense	6,521	6,358
Accrued compensation and benefits	639	415
Other accrued liabilities	157	146

Total liabilities	8,221	7,796

Stockholders’ equity
Preferred stock	—	—
Common stock	44	44
Additional paid-in-capital	205,943	205,920
Accumulated other comprehensive loss	(823)	(544)
Deficit accumulated during the development stage	(120,613)	(112,024)

Total stockholders’ equity	84,551	93,396

Total liabilities and stockholders’ equity	$92,772	$101,192

(1)	Derived from the Company’s audited financial statements as of December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended March 31,		May 4,1998 (inception) through March 31, 2005
	2005	2004
Operating expenses:
Research and development	$8,122	$9,496	$102,055
General and administrative	1,038	937	27,940

Total operating expenses	9,160	10,433	129,995

Operating loss	(9,160)	(10,433)	(129,995)
Other income:
Interest and other income	571	270	9,382

Net loss	(8,589)	(10,163)	(120,613)
Return to series C preferred stockholders for beneficial conversion feature	—	—	(14,231)

Loss available to common stockholders	$(8,589)	$(10,163)	$(134,844)

Basic and diluted loss per share	$(0.20)	$(0.29)

Weighted-average shares used in computing basic and diluted loss per share	43,664	35,426

(1)	Included in research and development and general and administrative expenses are stock-based compensation expenses/(credits) of ($33) thousand and $52 thousand for the three months ended March 31, 2005 and 2004, respectively, and $ 12,297 thousand for the period from May 4, 1998 (inception) through March 31, 2005.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,		May 4, 1998 (inception) through March 31, 2005
	2005	2004
Cash flows used in operating activities:
Net loss	$(8,589)	$(10,163)	$(120,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92	86	1,514
Non-cash net interest income	245	270	(204)
Non-cash stock based compensation	(33)	52	12,331
Changes in operating assets and liabilities:
Prepaid expenses	107	966	(152)
Other assets	—	—	(75)
Accounts payable	27	2,875	904
Accrued development expense	163	(1,211)	6,521
Accrued compensation and benefits	224	211	639
Other accrued liabilities	11	(6)	157

Net cash used in operating activities	(7,753)	(6,920)	(98,978)

Cash flows used in investing activities:
Purchase of property and equipment	(35)	(208)	(2,918)
Purchase of marketable securities	(6,557)	(22,467)	(189,453)
Sales and maturities of marketable securities	13,017	24,702	97,800

Net cash provided by (used in) investing activities	6,425	2,027	(94,571)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	—	27,539
Proceeds from issuance of common stock, net	56	47	166,117

Net cash provided by financing activities	56	47	193,656

Net increase (decrease) in cash and cash equivalents	(1,272)	(4,846)	107
Cash and cash equivalents at beginning of period	1,379	12,027	—

Cash and cash equivalents at end of period	$107	$7,181	$107

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005. Certain prior year balances have been reclassified for comparative purposes.

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

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net loss and other comprehensive income (loss), which consists of net unrealized holding gains and losses on available-for-sale securities, as follows (in thousands):

	Three Months Ended March 31,		May 4, 1998 (inception) through March 31, 2005
	2005	2004
Net loss	$(8,589)	$(10,163)	$(120,613)

Other comprehensive income (loss)	(279)	107	(823)

Comprehensive loss	$(8,868)	$(10,056)	$(121,436)

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

If we had recorded compensation cost of our stock-based plans in a manner consistent with the fair value approach of SFAS 123, our loss and adjusted loss per share would have been increased as follows (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(8589)	$(10,163)
Deduct: Total stock based employee compensation expense determined under the fair valued based method for all awards	(1,522)	(1,270)
Add : Total stock based employee compensation expense	—	8

Adjusted net loss	$(10,111)	$(11,425)

Net loss per common share basic and diluted as reported	$(0.20)	$(0.29)

Adjusted net loss per common share basic and diluted	$(0.23)	$(0.32)

Weighted average shares outstanding	43,664	35,426

The weighted average fair value of stock options granted to employees was $5.20 and $6.61 in the three months ended March 31, 2005 and 2004, respectively

For employee stock options, the weighted average fair value of each option granted was estimated on the date of grant using Black-Scholes with the following assumptions:

	2005	2004
Employee options:
Volatility	82%	95%
Risk-free interest rates	4%	4%
Expected life of option	5 years	5 years
Dividend yield	—	—

Note 5. 1998 Stock Plan

In accordance with the provisions of the 1998 Stock Plan, effective January 1, 2005, the number of shares of common stock authorized for issuance under the 1998 Stock Plan was increased from 10,100,000 shares to 10,600,000 shares.

Note 6. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We plan to adopt SFAS 123R in 2006. We expect the adoption of SFAS 123R will have a material impact on our financial statements in that fiscal quarter, but we cannot reasonably estimate the impact of adoption because we expect certain assumptions that can materially affect the calculation of the value share-based payments to employees to change in 2005.

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

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to:

•	the anticipated number of patients to be enrolled;

•	future operating losses and anticipated operating and capital expenditures;

•	expected uses of proceeds from our securities offerings.

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of the potential market for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital or increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	expenses increasing substantially or fluctuations in our operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure; and

•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials);

•	the uncertainty of patent protection for our intellectual property or trade secrets;

•	potential infringement of the intellectual property rights or trade secrets of third parties;

•	pursuing in-license and acquisition opportunities;

•	hiring and retaining personnel; and

•	our financial position and our ability to obtain additional financing if necessary.

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

Our drug candidates are:

•	Oxytrex™, a new oral opioid painkiller that is currently in a Phase III clinical trial for the treatment of severe chronic pain;

•	PTI-901, a drug candidate to treat men and women with IBS that is currently in two Phase III clinical trials; and

•	Remoxy™, an anti-abuse version of long-acting oxycodone that is currently in one Phase III clinical trial and non-clinical studies.

In March 2005, we announced positive clinical results from the first of two Phase III studies. In this variable-dose study of 719 patients with severe low-back pain, Oxytrex showed minimal physical dependence, better overall safety, less drug use and similar pain relief to oxycodone. Specifically, Oxytrex patients reported 50% less symptoms of physical dependence and withdrawal (p<0.01) after cessation of prolonged, high-dose opioid therapy and about 20% less overall opioid-related side-effects during treatment, including less somnolence (p<0.05), less uncontrollable itching (p<0.05) and less moderate-to-severe constipation (p<0.05). A second Phase III study is in progress. We plan to enroll over 700 patients with advanced osteoarthritic pain in this fixed-dose Phase III study.

We have yet to generate any revenues from product sales. We have not been profitable and, since our inception on May 4, 1998 through March 31, 2005, we have recorded an accumulated deficit of approximately $120.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We expect to incur significant additional operating losses for the next several years. Our cash requirements for operating activities and capital expenditures will increase substantially in the future as we:

•	continue to conduct preclinical and clinical trials for our drug candidates, including the clinical trials of Oxytrex, PTI-901 and Remoxy as well as formulation and development activities for Remoxy;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. If our development efforts result in regulatory approval and successful commercialization of our drug candidates, we will generate revenue from direct sales of our drugs and/or, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

Since our inception, we have focused all of our research and development efforts on the research and development of opioid drugs for the treatment of pain. Research and development expenses related to this project for the period from inception through March 31, 2005 total $102.1 million.

The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended March 31,
	2005	2004
Compensation	$1,060	$965
Contractor fees(1)	6,340	7,000
Supplies(2)	168	970
Other (3)	554	561

	$8,122	$9,496

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

Research and Development

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expense decreased to $8.1 million from $9.5 million in the three months ended March 31, 2005 and 2004, respectively. The decrease was primarily due to the decrease in Phase III clinical trials activities for Oxytrex as well as the timing of development activities for Remoxy.

We expect research and development expenses to increase over the next several years as we continue our development efforts. Our development efforts should result in our drug candidates progressing through various stages of clinical trials, including our Phase III trials of Oxytrex, PTI-901 and Remoxy. Also, we expect to continue other development efforts on our product candidates. The increase in research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and studies.

General and Administrative

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense increased to $1.0 million from $0.9 million in the three months ended March 31, 2005 and 2004, respectively, primarily due to an increase in personnel-related expenses. We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our product candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and studies.

Interest Income

Interest income increased to $0.6 million from $0.3 million in the three months ended March 31, 2005 and 2004, respectively, primarily due to increases in average balances of marketable securities. We expect our interest income to decrease during 2005 as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. We intend to continue to use the proceeds from these offerings to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2005, cash, cash equivalents and marketable securities were $91.1 million.

Net cash used in operating activities was $7.8 million for the three-months ended March 31, 2005. Cash used in operating activities related primarily to the funding of operating losses.

Our investing activities to purchase property and equipment were immaterial for the three months ended March 31, 2005. Other investing activities for the three months ended March 31, 2005 consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Our financing activities provided $0.01 million in the year ended March 31, 2005, primarily from the exercise of stock options issued under our 1998 Stock Plan.

We lease approximately 10,500 square feet of general office space. In addition to office space, we also lease equipment pursuant to operating leases. Our leases expire at various dates through 2010. Under the terms of our facility and equipment leases, annual minimum lease payments are as follows as of December 31, 2004 (in thousands):

	2005	2006	2007	2008	2009	2010 and Thereafter	Total
Minimum lease payments	$187	$191	$187	$196	$206	$160	$1,127

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. We believe the amount of each of these milestone payments will be immaterial within the period such milestone is achieved. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements and in some cases modest license maintenance payments. All of these potential future payments are cancelable as of March 31, 2005.

Since our inception we have used cash of $99.0 million in operating activities and have an accumulated deficit of approximately $120.6 million. We expect to incur significant additional losses for the next several years and expect our cash requirements to increase in the future. The amount and timing our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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

We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $120.6 million as of March 31, 2005. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to conduct preclinical and clinical trials for our drug candidates, including the clinical trials of Oxytrex, PTI-901 and Remoxy as well as formulation and development activities for Remoxy;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

The Drug Enforcement Administration, or DEA, limits the availability of the active ingredients in certain of our current drug candidates and, as a result, our quota may not be sufficient to complete clinical trials or to meet commercial demand or may result in clinical delays.

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

Our success, competitive position and potential future revenues will depend in part on our ability to protect our intellectual property. If we, Albert Einstein College of Medicine or our other collaborators fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result. In January 2003, the U.S. Patent and Trademark Office, or PTO, disclosed that a law firm for an unidentified third-party filed requests for an Ex Parte Reexamination related to certain claims on patents we exclusively licensed from Albert Einstein College of Medicine. As of March 2005, Reexamination Certificates have been issued resolving all but one of the proceedings. In addition, a Notice of Intent to Issue Reexamination Certificates has been issued in the remaining proceeding.

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

We plan to formulate and scale-up a wide range of dosage forms of Remoxy. We may not be able to successfully complete our formulation or scale-up activities or we may determine that the commercial opportunity for Remoxy in certain dosage forms is too limited to warrant further investment. If we are unsuccessful in our formulation or scale-up activities with Remoxy, our future sales may be less than expected and our operations may suffer.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in our preclinical studies and clinical trials;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	regulatory developments or changes in regulatory guidance;

•	litigation or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. These provisions include:

•	a classified board so that only one of the three classes of directors on our board of directors is elected each year;

•	elimination of cumulative voting in the election of directors;

•	procedures for advance notification of stockholder nominations and proposals;

•	the ability of our board of directors to amend our bylaws without stockholder approval; and

•	the ability of our board of directors to issue up to 10,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our board of directors may determine.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates would not have a material effect on the fair value of our available-for-sale securities at March 31, 2005. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instrument. As of March 31, 2005, our investments consisted of short-term investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

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

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

Date: April 29, 2005	/s/ Remi Barbier
Remi Barbier
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ Peter S. Roddy
Peter S. Roddy
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.