Form 10-Q
period 2005-06-30
PAIN THERAPEUTICS INC
filed 2005-07-29
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	43,853,482 Shares
Class	Outstanding at July 18, 2005

PAIN THERAPEUTICS, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets – June 30, 2005 and December 31, 2004	3

	Condensed Statements of Operations – Three — and Six-Month Periods Ended June 30, 2005 and 2004 and the Period from May 4, 1998 (Inception) Through June 30, 2005	4

	Condensed Statements of Cash Flows – Six-Month Periods Ended June 30, 2005 and 2004 and the Period from May 4, 1998 (Inception) Through June 30, 2005	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	29

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$2,512	$1,379
Marketable securities	79,138	98,018
Prepaid expenses	35	259

Total current assets	81,685	99,656

Property and equipment, net	1,430	1,461
Other assets	75	75

Total assets	$83,190	$101,192

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,006	$877
Accrued development expense	6,919	6,358
Accrued compensation and benefits	188	415
Other accrued liabilities	140	146

Total liabilities	8,253	7,796

Stockholders’ equity
Preferred stock	—	—
Common stock	44	44
Additional paid-in-capital	206,160	205,920
Accumulated other comprehensive loss	(472)	(544)
Deficit accumulated during the development stage	(130,795)	(112,024)

Total stockholders’ equity	74,937	93,396

Total liabilities and stockholders’ equity	$83,190	$101,192

(1)	Derived from the Company’s audited financial statements as of December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		May 4,1998 (inception) through June 30, 2005
	2005	2004	2005	2004
Operating expenses:
Research and development	$9,518	$8,181	$17,640	$17,677	$111,573
General and administrative	1,139	1,106	2,177	2,044	29,079

Total operating expenses	10,657	9,287	19,817	19,721	140,652

Operating loss	(10,657)	(9,287)	(19,817)	(19,721)	(140,652)

Other income:
Interest and other income	475	221	1,046	491	9,857

Net loss	(10,182)	(9,066)	(18,771)	(19,230)	(130,795)

Return to series C preferred stockholders for beneficial conversion feature	—	—	—	—	(14,231)

Loss available to common stockholders	$(10,182)	$(9,066)	$(18,771)	$(19,230)	$(145,026)

Basic and diluted loss per common share	$(0.23)	$(0.26)	$(0.43)	$(0.54)

Weighted-average shares used in computing basic and diluted loss per common share	43,744	35,499	43,704	35,463

Included in research and development and general and administrative expenses are stock-based compensation expenses of $123 and $259 thousand for the three-month periods ended June 30, 2005 and 2004, respectively, and $90 and $312 thousand for the six-month periods ended June 30, 2005 and 2004, respectively, and $12,420 for the period from May 4, 1998 (inception) through June 30, 2005.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,		May 4, 1998 (inception) through June 30, 2005
	2005	2004
Cash flows used in operating activities:
Net loss	$(18,771)	$(19,230)	$(130,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	182	1,605
Non-cash net interest income	307	300	(142)
Non-cash stock based compensation	90	312	12,454
Changes in operating assets and liabilities:
Prepaid expenses	224	1,275	(35)
Other assets	—	—	(75)
Accounts payable	129	(1,414)	1,006
Accrued development expense	561	2,356	6,919
Accrued compensation and benefits	(227)	274	188
Other accrued liabilities	(6)	(6)	140

Net cash used in operating activities	(17,510)	(15,951)	(108,735)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(152)	(285)	(3,035)
Purchase of marketable securities	(23,551)	(30,576)	(206,447)
Sales and maturities of marketable securities	42,197	37,542	126,980

Net cash provided by (used in) investing activities	18,494	6,681	(82,502)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	—	27,539
Proceeds from issuance of common stock, net	149	415	166,210

Net cash provided by financing activities	149	415	193,749

Net increase (decrease) in cash and cash equivalents	1,133	(8,855)	2,512
Cash and cash equivalents at beginning of period	1,379	12,027	—

Cash and cash equivalents at end of period	$2,512	$3,172	$2,512

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

In the course of our development activities, we have sustained operating losses. These losses may continue through the next several years. We expect our current cash, cash equivalents and marketable securities will be sufficient to meet our planned working capital and capital expenditure requirements for at least the next twelve months. There are no assurances that additional financing will be available on favorable terms, or at all.

Our development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability and protection of our products and processes. In addition, we have drug candidates that have not yet obtained FDA approval. Successful future operations depend on our ability to obtain approval for and commercialize these products.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses incurred during the reporting period. Actual results could differ from those estimates.

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

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net loss and other comprehensive income (loss), which consists of net unrealized holding gains and losses on available-for-sale securities, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		May 4,1998 (inception) through June 30, 2005
	2005	2004	2005	2004
Net loss	$(10,182)	$(9,066)	$(18,771)	$(19,230)	$(130,795)
Other comprehensive income	351	(424)	72	(317)	(472)

Comprehensive loss	$(9,831)	$(9,490)	$(18,699)	$(19,547)	$(131,267)

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

If we had recorded compensation cost of our stock-based plans in a manner consistent with the fair value approach of SFAS 123, our adjusted net loss and adjusted net loss per common share would have been increased as follows (in thousands, except per share data):

Pro forma net loss (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(10,182)	$(9,066)	$(18,771)	$(19,230)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards	(1,923)	(1,174)	(3,445)	(2,480)
Add: Total stock based employee compensation expense	—	8	—	8

Adjusted net loss	$(12,105)	$(10,232)	$(22,216)	$(21,702)

Net loss per common share basic and diluted as reported	$(0.23)	$(0.26)	$(0.43)	$(0.54)

Adjusted net loss per common share basic and diluted	$(0.28)	$(0.29)	$(0.51)	$(0.61)

The weighted average fair value of stock options granted to employees was $4.27 and $6.29 in the three months ended June 30, 2005 and 2004, respectively, and $4.13 and $6.42 in the six months ended June 30, 2005 and 2004, respectively.

For employee stock options, the weighted average fair value of each option granted was estimated on the date of grant using Black-Scholes with the following assumptions:

	2005	2004
Volatility	82% to 86%	95%
Risk-free interest rates	4%	4%
Expected life of option	5 years	5 years
Dividend yield	—	—

For the 2000 Employee Stock Purchase Plan, the weighted average fair value of purchase rights granted were $4.43 per share and $1.66 per share for the six months ended June 30, 2005 and 2004, respectively, calculated using Black-Scholes with the following assumptions:

	2005	2004
Volatility	55%	94%
Risk-free interest rates	3% to 4%	3%
Expected life of option	2 years	2 years
Dividend yield	—	—

Note 5. 1998 Stock Plan

In accordance with the provisions of the 1998 Stock Plan, effective January 1, 2005, the number of shares of common stock authorized for issuance under the 1998 Stock Plan was increased form 10,100,000 shares to 10,600,000 shares.

Note 6. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We plan to adopt SFAS 123R in 2006. We expect the adoption of SFAS 123R will have a material impact on our financial statements in 2006, but we cannot reasonably estimate the impact of adoption because we expect certain assumptions that can materially affect the calculation of the value of share-based payments to employees to change in 2005.

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

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to:

•	the timing of expected announcements of our clinical trial results;

•	future operating losses and anticipated operating and capital expenditures;

•	expected uses of proceeds from our securities offerings;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of the potential market for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital or increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	expenses increasing substantially or fluctuations in our operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure; and

•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials);

•	the uncertainty of patent protection for our intellectual property or trade secrets;

•	potential infringement of the intellectual property rights or trade secrets of third parties;

•	pursuing in-license and acquisition opportunities;

•	hiring and retaining personnel; and

•	our financial position and our ability to obtain additional financing if necessary.

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

Our drug candidates are:

•	Oxytrex™, a new oral opioid painkiller, currently in a Phase III clinical trial for the treatment of severe chronic pain;

•	PTI-901, a drug candidate to treat men and women with IBS, currently in two Phase III clinical trials; and

•	Remoxy™, a long-acting formulation of oxycodone designed to deter abuse, currently in one Phase III clinical trial and non-clinical studies.

We expect to announce top-line data from Phase III clinical trials of Remoxy, Oxytrex and PTI-901 by the end of 2005. In March 2005, we announced positive clinical results from the first of two Phase III clinical trials for Oxytrex. In this variable dose study of 719 patients with severe low-back pain, Oxytrex showed minimal physical dependence, better overall safety, less drug use and similar pain relief to oxycodone. Specifically, Oxytrex patients reported 50% less symptoms of physical dependence and withdrawal (p<0.01) after cessation of prolonged, high-dose opioid therapy and about 20% less overall opioid-related side-effects during treatment, including less somnolence (p<0.05), less uncontrollable itching (p<0.05) and less moderate to severe constipation (p<0.05).

We have yet to generate any revenues from product sales. We have not been profitable and, since our inception on May 4, 1998 through June 30, 2005, we have recorded an accumulated deficit of approximately $130.8 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We expect to incur significant additional operating losses. Our cash requirements for operating activities and capital expenditures will increase substantially in the future as we:

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

Since our inception, we have focused all of our research and development efforts on the research and development of opioid drugs for the treatment of pain. Research and development expenses related to this project for the period from inception through June 30, 2005 total $111.6 million. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		May 4, 1998 (Inception) Through June 30, 2005
	2005	2004	2005	2004
Compensation	$1,133	$978	$2,192	$1,943	$22,880
Contractor Fees	6,998	6,254	13,337	13,254	68,353
Supplies	942	406	1,110	1,376	13,231
Other Common Costs	445	543	1,001	1,104	7,109

	$9,518	$8,181	$17,640	$17,677	$111,573

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

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

Our Critical Accounting Policies are described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. There have been no changes to our Critical Accounting Policies for the period ended June 30, 2005.

Results of Operations

Three and Six Months Ended June 30, 2005 and 2004

Research and Development

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

The increase in research and development expense to $9.5 million from $8.2 million in the three months ended June 30, 2005 and 2004, respectively was primarily due to the timing of the Phase III clinical trials and other activities for Oxytrex, Remoxy and PTI-901. The decrease in research and development expense to $17.6 million from $17.7 million for the six months ended June 30, 2005 and 2004 respectively was primarily due to timing of our clinical trials.

We expect research and development expenses to increase over the next several years as we continue our development efforts. Our development efforts are designed to result in our drug candidates progressing through various stages of clinical trials, including our Phase III trials of Oxytrex, PTI-901 and Remoxy. Also, we expect to continue other development efforts on our product candidates. The increase in research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and studies.

General and Administrative

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense was approximately $1.1 million for both of the three months ended June 30, 2005 and 2004 and increased to $2.2 million from $2.0 million for the six months ended June 30, 2005 and 2004. The increase was primarily due to an increase in personnel-related expenses. We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our product candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and studies.

Interest Income

Interest income increased to $0.5 million from $0.2 million in the three months ended June 30, 2005 and 2004, respectively, and to $1.0 from $0.5 million for the six months ended June 30, 2005 and 2004, respectively. These increases were primarily due to increases in average balances of marketable securities as well as to increases in interest rates. We expect our interest income to decrease during 2005 as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. We intend to continue to use the proceeds from these offerings to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2005, cash, cash equivalents and marketable securities were $81.7 million.

Net cash used in operating activities was $17.5 million for the six months ended June 30, 2005 compared to $16.0 million for the six months ended June 30, 2004. Cash used in operating activities in both periods related primarily to the funding of operating losses.

Our investing activities to purchase property and equipment were $0.2 million for the six months ended June 30, 2005. Other investing activities for the six months ended June 30, 2005 consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Our financing activities provided $0.1 million in the year ended June 30, 2005, primarily from the exercise of stock options issued under our stock plans.

We lease approximately 10,500 square feet of general office space. In addition to office space, we also lease equipment pursuant to operating leases. Our leases expire at various dates through 2010. Under the terms of our facility and equipment leases, annual minimum lease payments are as follows (in thousands):

	2005	2006	2007	2008	2009	2010 and Thereafter	Total
Minimum lease payments	$187	$191	$187	$196	$206	$160	$1,127

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. We believe the amount of each of these milestone payments will be immaterial within the period such milestone is achieved. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements and in some cases modest license maintenance payments. All of these potential future payments are cancelable as of June 30, 2005.

Since our inception we have used cash of $108.7 million in operating activities and have an accumulated deficit of approximately $130.8 million. We expect to incur significant additional losses and expect our cash requirements to increase in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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

We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $130.8 million as of June 30, 2005. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Our Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. FDA guidelines recommend that the efficacy of new painkillers be demonstrated in more than one clinical model of pain. This means that even if one of our Phase III clinical trials demonstrates positive results for our drug candidates, we are likely to have to demonstrate positive results in one or more additional Phase III clinical trials prior to receiving broad label FDA approval for treatment of severe chronic pain. Even if the results of one or more of our Phase III clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies or clinical trials before we can submit NDAs or obtain FDA approvals for our drug candidates, and positive results of a Phase III clinical trial may not be replicated in subsequent trials.

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

Our success, competitive position and potential future revenues will depend in part on our ability to protect our intellectual property. If we, Albert Einstein College of Medicine or our other collaborators fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result. In January 2003, the U.S. Patent and Trademark Office, or PTO, disclosed that a law firm for an unidentified third-party filed requests for an Ex Parte Reexamination related to certain claims on patents we exclusively licensed from Albert Einstein College of Medicine. As of June 2005, Reexamination Certificates have been issued resolving all but one of the proceedings. In addition, a Notice of Intent to Issue Reexamination Certificates has been issued in the remaining proceeding.

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

Law enforcement concerns over diversion of opioids and social issues around abuse of opioids may make the regulatory approval process very time consuming, difficult and expensive for our drug candidates.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in our preclinical studies and clinical trials;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	regulatory developments or changes in regulatory guidance;

•	litigation or threats of litigation including the risk of class action lawsuits related to opioid misuse or abuse;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

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

Anti-takeover provisions in our charter documents, our Stockholder Rights Plan and Delaware law may prevent or delay removal of incumbent management or a change of control.

Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws, our Stockholder Rights Plan and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

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

The rights issued pursuant to our Stockholder Rights Plan will become exercisable, subject to certain exceptions, the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rates later rise, the fair value of our investment will probably decline. A hypothetical 50 basis point increase in interest rates would not have a material effect on the fair value of our available-for-sale securities at June 30, 2005. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instrument. As of June 30, 2005, our investments consisted of short-term investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 26, 2005 at the offices of Wilson Sonsini Goodrich & Rosati, Professional Corporation located at 650 Page Mill Road, Palo Alto, California 94304 at 10:00 a.m. Of the 43,677,148 shares of our common stock entitled to vote at the meeting, 40,566,631 shares, representing 92.9% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Proposal I – Election of One Class II Director

The stockholders elected one Class II director to serve until our Annual Meeting in 2008. The votes regarding the election of the director were as follows:

Name	Votes for Director	Votes withheld
Robert Z. Gussin, Ph.D.	33,515,075	7,051,556

Our other directors with terms of office that continue after the Annual Meeting of Stockholders are Remi Barbier, Nadav Friedmann, Ph.D., M.D., Michael J. O’Donnell, Esq., Vernon R. Loucks, Jr. and Sanford R. Robertson.

Proposal II – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2005.

The stockholders approved the ratification of Ernst & Young LLP as Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2005. There were 40,286,742 votes cast for the proposal, 276,089 against the proposal, 3,800 abstentions and no broker non-votes.

Item 5. Other Information

(a) Changes in Executive Compensation in effect on May 31, 2005 are described in Exhibit 10.1 of this Quarterly Report on Form 10-Q and are hereby incorporated by reference.

Item 6. Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1	Specimen Common Stock Certificate.

4.2 (2)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1	Changes in Executive Officer Compensation Arrangements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission in May 3, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

Date: July 29, 2005	/s/ Remi Barbier
Remi Barbier
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ Peter S. Roddy
Peter S. Roddy
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1	Specimen Common Stock Certificate.

4.2 (2)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1	Changes in Executive Officer Compensation Arrangements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for March 31, 2005.
(2)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission in May 3, 2005.