Form 10-Q
period 2005-09-30
PAIN THERAPEUTICS INC
filed 2005-11-07
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	43,878,482 Shares
Class	Outstanding at October 18, 2005

PAIN THERAPEUTICS, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets – September 30, 2005 and December 31, 2004	3
	Condensed Statements of Operations – Three- and Nine-Month Periods Ended September 30, 2005 and 2004 and the Period from May 4, 1998 (Inception) Through September 30, 2005	4
	Condensed Statements of Cash Flows – Nine-Month Periods Ended September 30, 2005 and 2004 and the Period from May 4, 1998 (Inception) Through September 30, 2005	5
	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$1,421	$1,379
Marketable securities	70,126	98,018
Prepaid expenses	540	259

Total current assets	72,087	99,656

Property and equipment, net	1,612	1,461
Other assets	75	75

Total assets	$73,774	$101,192

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$564	$877
Accrued development expense	6,539	6,358
Accrued compensation and benefits	416	415
Other accrued liabilities	116	146

Total liabilities	7,635	7,796

Stockholders’ equity
Preferred stock	—	—
Common stock	44	44
Additional paid-in-capital	206,168	205,920
Accumulated other comprehensive loss	(512)	(544)
Deficit accumulated during the development stage	(139,561)	(112,024)

Total stockholders’ equity	66,139	93,396

Total liabilities and stockholders’ equity	$73,774	$101,192

(1)	Derived from the Company’s audited financial statements as of December 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		May 4, 1998 (inception) through September 30, 2005
	2005	2004	2005	2004
Operating expenses:
Research and development	$8,144	$8,547	$25,783	$26,224	$119,716
General and administrative	1,105	861	3,282	2,904	30,184

Total operating expenses	9,249	9,408	29,065	29,128	149,900

Operating loss	(9,249)	(9,408)	(29,065)	(29,128)	(149,900)

Other income:
Interest and other income, net	482	177	1,528	668	10,339

Net loss	(8,767)	(9,231)	(27,537)	(28,460)	(139,561)

Return to series C preferred stockholders for beneficial conversion feature	—	—	—	—	(14,231)

Loss available to common stockholders	$(8,767)	$(9,231)	$(27,537)	$(28,460)	$(153,792)

Basic and diluted loss per share	$(0.20)	$(0.26)	$(0.63)	$(0.80)

Weighted-average shares used in computing basic and diluted loss per share	43,853	35,594	43,754	35,507

Included in research and development and general and administrative expenses are stock-based compensation expenses of $68 thousand and $20 thousand for the three-month periods ended September 30, 2005 and 2004, respectively, $159 thousand and $332 thousand for the nine-month periods ended September 30, 2005 and 2004, respectively, and $12,489 for the period from May 4, 1998 (inception) through September 30, 2005.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,		May 4, 1998 (inception) through September 30, 2005
	2005	2004
Cash flows used in operating activities:
Net loss	$(27,537)	$(28,460)	$(139,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273	282	1,695
Non-cash interest income, net	265	(60)	(184)
Non-cash stock based compensation	159	332	12,523
Changes in operating assets and liabilities:
Prepaid expenses	(281)	906	(540)
Other assets	—	—	(75)
Accounts payable	(313)	(1,400)	564
Accrued development expense	181	4,570	6,539
Accrued compensation and benefits	1	6	416
Other accrued liabilities	(30)	—	116

Net cash used in operating activities	(27,282)	(23,824)	(118,507)

Cash flows used in investing activities:
Purchase of property and equipment	(424)	(347)	(3,307)
Purchase of marketable securities	(32,462)	(56,700)	(215,358)
Sales and maturities of marketable securities	60,121	70,181	144,904

Net cash provided by (used in) investing activities	27,235	13,134	(73,761)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	—	—	27,539
Proceeds from issuance of common stock, net	89	413	166,150

Net cash provided by financing activities	89	413	193,689

Net increase (decrease) in cash and cash equivalents	42	(10,277)	1,421
Cash and cash equivalents at beginning of period	1,379	12,027	—

Cash and cash equivalents at end of period	$1,421	$1,750	$1,421

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

We incorporated in Delaware in May 1998. We own worldwide commercial rights to all of our drug candidates. Our clinical pipeline consists of three proprietary drug candidates. We are developing these three oral drugs to treat patients who suffer from severe chronic pain, such as pain associated with advanced osteoarthritis, low-back pain or irritable bowel syndrome, or IBS.

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

Our development activities involve inherent risks. These risks include, among others, dependence on key personnel and determination of patentability and protection of our products and processes. In addition, we have drug candidates that have not yet obtained U.S. Food and Drug Administration, or FDA, approval. Successful future operations depend on our ability to obtain approval for and commercialize these products.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2005.

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

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss), which consists of net unrealized holding gains and losses on available-for-sale securities, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		May 4, 1998 (inception) through September 30, 2005
	2005	2004	2005	2004
Net loss	$(8,767)	$(9,231)	$(27,537)	$(28,460)	$(139,561)
Other comprehensive income (loss)	(40)	145	32	(172)	(512)

Comprehensive loss	$(8,807)	$(9,086)	$(27,505)	$(28,632)	$(140,073)

Note 4. Stock-Based Compensation

We use the intrinsic-value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Accordingly, we would recognize compensation expense in our financial statements in connection with stock options granted to employees and directors with exercise prices less than fair value at the time the stock option is granted. We record stock-based compensation expense for non-employees at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123, or SFAS 123, and Emerging Issues Task Force No 96-18, or EITF 96-18. The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model, or Black-Scholes. The model considers a number of factors, including the market price and volatility of our common stock at the date of measurement. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest. The compensation expense related to all grants is being amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option, generally four years. The graded vesting method results in expensing approximately 57% of the total award in year one, 26% in year two, 13% in year three and 4% in year four.

If we had recorded compensation cost of our stock-based plans in a manner consistent with the fair value approach of SFAS 123, our adjusted net loss and adjusted net loss per common share would have been increased as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(8,767)	$(9,231)	$(27,537)	$(28,460)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards	(2,201)	(1,732)	(5,646)	(4,162)
Add: Total stock based employee compensation expense	—	—	—	7

Adjusted net loss	$(10,968)	$(10,963)	$(33,183)	$(32,615)

Loss per common share basic and diluted as reported	$(0.20)	$(0.26)	$(0.63)	$(0.80)

Adjusted net loss per common share basic and diluted	$(0.25)	$(0.31)	$(0.76)	$(0.92)

The weighted average fair value of stock options granted to employees was $4.89 and $6.22 in the three months ended September 30, 2005 and 2004, respectively, and $4.31 and $6.25 in the nine months ended September 30, 2005 and 2004, respectively.

For employee stock options, the weighted average fair value of each option granted was estimated on the date of grant using Black-Scholes with the following assumptions:

	2005	2004
Employee options:
Volatility	78% to 86%	91% to 95%
Risk-free interest rates	4%	4%
Expected life of option	5 years	5 years
Dividend yield	—	—

For the 2000 Employee Stock Purchase Plan, the weighted average fair value of purchase rights granted were $2.13 per share and $1.66 per share for the nine months ended September 30, 2005 and 2004, respectively, calculated using Black-Scholes with the following assumptions:

	2005	2004
Employee stock purchase plan:
Volatility	46% to 55%	91% to 94%
Risk-free interest rates	3% to 4%	3%
Expected life of purchase rights	2 years	2 years
Dividend yield	—	—

Note 5. 1998 Stock Plan

In accordance with the provisions of the 1998 Stock Plan, effective January 1, 2005, the number of shares of common stock authorized for issuance under the 1998 Stock Plan was increased from 10,100,000 to 10,600,000 shares.

Note 6. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of FASB Statement No. 123, or SFAS 123R, which requires all share-based payments to employees and directors, including grants of stock options, to be recognized in the statement of operations based on their fair values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We plan to adopt SFAS 123R on January 1, 2006. We expect the adoption of SFAS 123R will have a material impact on our financial statements in 2006, but we cannot reasonably estimate the impact of adoption because the impact will depend on levels of share-based payments granted in the future and certain assumptions that can materially affect the calculation of the value of share-based payments to employees may change in 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This document contains forward-looking statements, which are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to:

•	the timing of initiation of clinical trials and expected announcements of our clinical trial results;

•	future operating losses and anticipated operating and capital expenditures;

•	expected uses of proceeds from our securities offerings;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of the potential market for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital or increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	expenses increasing substantially or fluctuations in our operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure; and

•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials);

•	the uncertainty of patent protection for our intellectual property or trade secrets;

•	potential infringement of the intellectual property rights or trade secrets of third parties;

•	pursuing in-license and acquisition opportunities;

•	hiring and retaining personnel; and

•	our financial position and our ability to obtain additional financing if necessary.

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

Our clinical pipeline consists of three proprietary drug candidates. We are developing these three oral drugs to treat patients who suffer from severe chronic pain, such as pain associated with advanced osteoarthritis, low-back pain or IBS.

Our drug candidates are:

•	Oxytrex™, a new oral opioid painkiller, for the treatment of severe chronic pain;

•	PTI-901, a drug candidate to treat men and women with IBS; and

•	Remoxy™, a long-acting formulation of oxycodone designed to deter abuse.

We expect to announce top-line data from our completed Phase III clinical trials of Oxytrex and PTI-901 in women by the end of 2005.

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

In September 2005 we announced top line data from our Phase III clinical trial of Remoxy. In this randomized, double-blinded clinical trial of 209 osteoarthritic patients with moderate to severe chronic pain, Remoxy demonstrated a statistically significant reduction in pain (p<0.05) when compared to placebo.

We have yet to generate any revenues from product sales. We have not been profitable and, since our inception on May 4, 1998 through September 30, 2005, we have recorded an accumulated deficit of approximately $139.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We expect to incur significant additional operating losses. Our cash requirements for operating activities and capital expenditures will increase substantially in the future as we:

•	continue to conduct preclinical studies and clinical trials for our drug candidates;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

Revenue from product sales will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. If our development efforts result in regulatory approval and successful commercialization of our drug candidates, we will generate revenue from direct sales of our drugs and/or, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

Since our inception, we have focused our research and development efforts on the research and development of opioid drugs for the treatment of pain. Research and development expenses related to this project for the period from inception through September 30, 2005 total $119.7 million. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		May 4, 1998 (Inception) Through September 30, 2005
	2005	2004	2005	2004
Compensation	$1,176	$1,036	$3,368	$2,979	$24,056
Contractor Fees	5,159	6,871	18,496	20,125	73,512
Supplies	1,228	290	2,337	1,666	14,458
Other Common Costs	581	350	1,582	1,454	7,690

	$8,144	$8,547	$25,783	$26,224	$119,716

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

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

Our Critical Accounting Policies are described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission. There have been no changes to our Critical Accounting Policies for the period ended September 30, 2005.

Results of Operations

Three and Nine Months Ended September 30, 2005 and 2004

Research and Development

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	salaries and other personnel-related expenses.

The decreases in research and development expense to $8.1 million and $25.8 million from $8.5 million and $26.2 million in the three and nine month periods ended September 30, 2005 and 2004, respectively were primarily due to decreased clinical activities, offset in part by increased development activities for Remoxy, Oxytrex and PTI-901.

We expect research and development expenses to increase over the next several years as we continue our development efforts. Our development efforts are designed to result in our drug candidates progressing through various stages of clinical trials. Also, we expect to continue other development efforts on our product candidates. The increase in research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense increased to $1.1 million from $0.9 million for the three months ended September 30, 2005 and 2004, respectively and increased to $3.3 million from $2.9 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily due to increases in pre-commercialization and other personnel-related activities. We expect general and administrative expenses to increase over the next several years in connection with pre-commercialization and commercialization activities for our product candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income

Interest and other income increased to $0.5 million from $0.2 million in the three months ended September 30, 2005 and 2004, respectively, and to $1.5 from $0.7 million for the nine months ended September 30, 2005 and 2004, respectively. These increases were primarily due to increases in average balances of marketable securities as well as to increases in interest rates. Other income is comprised of non-recurring grant income. We expect our interest income to decrease in the foreseeable future.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. We intend to continue to use the proceeds from these offerings to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2005, cash, cash equivalents and marketable securities were $71.5 million.

Net cash used in operating activities was $27.5 million for the nine months ended September 30, 2005 compared to $23.8 million for the nine months ended September 30, 2004. Cash used in operating activities in both periods related primarily to the funding of operating losses.

Our investing activities to purchase property and equipment were $0.2 million for the nine months ended September 30, 2005. Other investing activities for the nine months ended September 30, 2005 consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Our financing activities provided less than $0.1 million in the nine months ended September 30, 2005, primarily from the exercise of stock options issued under our stock plans.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. We believe the amount of each of these milestone payments will be immaterial within the period such milestone is achieved. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements and in some cases modest license maintenance payments. All of these potential future payments are cancelable as of September 30, 2005.

Since our inception we have used cash of $118.5 million in operating activities and have an accumulated deficit of approximately $139.6 million. We expect to incur significant additional losses and expect our cash requirements to increase in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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

We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $139.6 million as of September 30, 2005. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to conduct preclinical studies and clinical trials for our drug candidates;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development and testing. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require us to conduct additional clinical trials or preclinical studies, in which case we would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. In particular, the FDA may require additional toxicology studies for certain excipients used in Remoxy or any of our other drug candidates. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals will:

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

Our Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and pre-clinical testing. FDA guidelines recommend that the efficacy of new painkillers be demonstrated in more than one clinical model of pain. This means that even if one of our Phase III clinical trials demonstrates positive results for our drug candidates, we are likely to have to demonstrate positive results in one or more additional Phase III clinical trials prior to receiving broad label FDA approval for treatment of severe chronic pain. Even if the results of one or more of our Phase III clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies or and clinical trials before we can submit NDAs or obtain FDA approvals for our drug candidates, and positive results of a Phase III clinical trial may not be replicated in subsequent trials.

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. Furthermore, if participating patients in clinical studies suffer drug-related adverse reactions during the course of such trials, or if we or the FDA believe that participating patients are being exposed to unacceptable health risks, we will have to suspend or terminate our clinical trials. Failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon clinical trials or to repeat clinical trials.

In addition, completion of clinical trials can be delayed by numerous factors, including:

•	delays in identifying and agreeing on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment;

•	increases in time required to complete monitoring of patients during or after participation in a clinical trial; and

•	unexpected need for additional patient-related data.

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

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Regulatory authorities may revise previous guidance or decide to ignore previous guidance at any time during the course of our clinical activities or after the completion of our clinical trials. Even with successful clinical safety and efficacy data, we may be required to conduct additional, expensive clinical trials or preclinical studies to obtain regulatory approval.

Developments by competitors may establish standards of care that affect our ability to conduct our clinical trials as planned.

We have conducted clinical trials of our drug candidates comparing our drug candidates to both placebo and approved drugs. Changes in standards related to clinical trial design could affect our ability to design and conduct clinical trials as planned. For example, regulatory authorities may not allow us to compare our drug candidates to placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a trial could increase.

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

Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies or clinical trials. In addition, if the FDA approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

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

Our success, competitive position and potential future revenues will depend in part on our ability to protect our intellectual property. If we, Albert Einstein College of Medicine or our other collaborators fail to file, prosecute or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result. In January 2003, the U.S. Patent and Trademark Office, or PTO, disclosed that a law firm for an unidentified third-party filed requests for an Ex Parte Reexamination related to certain claims on patents we exclusively licensed from Albert Einstein College of Medicine. The Ex Parte Reexamination proceedings have been resolved by a Reexamination Certificate or a Notice of Patent to issue a Reexamination Certificate.

We may be involved in additional challenges to our intellectual property. An adverse outcome of any challenges to our intellectual property could result in loss of claims of these patents that pertain to certain drugs we currently have under development and could have a material adverse impact on our future revenues.

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

Many of our employees and consultants were previously employed at universities or biotechnology or pharmaceutical companies. While we require our employees and consultants to honor any agreements they may have entered into prior to working with us, we may be subject to claims that we inadvertently or otherwise used or disclosed trade secrets or other confidential information belonging to former employers. Failure to defend such claims could result in loss of valuable rights or personnel, which in turn could harm or prevent commercialization of our drug candidates. Successful defense against such claims can be expensive and might distract us from executing our strategies.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares of our common stock quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

The National Association of Securities Dealers, Inc., or NASD, and the Securities and Exchange Commission, or SEC, have adopted certain rules that we must continue to meet in order to be listed for trading on the NASDAQ National Market, or Nasdaq. If we were unable to continue to comply with the rules, we could be delisted from trading on the Nasdaq, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the NASD. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rates later rise, the fair value of our investment will probably decline. A hypothetical 50 basis point increase in interest rates would not have a material effect on the fair value of our available-for-sale securities at September 30, 2005. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instrument. As of September 30, 2005, our investments consisted of short-term investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate

4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

Date: November 4, 2005	/s/ Remi Barbier
Remi Barbier
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Peter S. Roddy
Peter S. Roddy
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate

4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2005.