Form 10-K
period 2005-12-31
PAIN THERAPEUTICS INC
filed 2006-02-24
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(D) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $296,011,004 computed by reference to the last sales price of $6.75 as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2005.

The number of shares outstanding of the Registrant’s common stock on February 1, 2006 was 43,957,869.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

PAIN THERAPEUTICS, INC.

FORM 10-K

PART I

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	payments we may receive from our strategic alliance;

•	timing of commencement and completion of enrollment of patients for our clinical trials and the anticipated number of patients to be enrolled;

•	expected dates of announcement of achievement of our clinical milestones and results of our clinical trials;

•	potential sources of clinical and commercial supply of Remoxy and its components;

•	expansion of our product pipeline, including the formulation of additional dosage forms of Remoxy;

•	increases in our collaboration revenues and program fee revenue;

•	expectations regarding recognition of collaboration and program fee revenue;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of the potential market for our products;

•	the utility or protection of our intellectual property;

•	expected future sources of revenue and capital or increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	expenses increasing substantially or fluctuations in our operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months; and

•	potential future dividends.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the success of our collaboration agreements, including our strategic alliance with King Pharmaceuticals, Inc., or King;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials);

•	the uncertainty of patent protection for our intellectual property or trade secrets;

•	potential infringement of the intellectual property rights or trade secrets of third parties;

•	pursuing in-license and acquisition opportunities;

•	hiring and retaining personnel; and

•	our financial position and our ability to obtain additional financing if necessary.

In addition such statements are subject to the risks and uncertainties discussed in Item 1A “Risk Factors” and elsewhere in this document.

Item 1.	Business

Overview

We are a biopharmaceutical company dedicated to the development of innovative drugs. We specialize in developing safer or more efficacious drugs for use in pain management, particularly in the area of opioid painkillers, which are sometimes referred to as narcotic painkillers. According to IMS Health, sales for opioid painkillers in the United States exceeded $6.0 billion in 2004. We incorporated in Delaware in May 1998.

Our clinical pipeline consists of proprietary drug candidates. We are currently developing two oral, small molecule drugs to treat patients who suffer from severe chronic pain, such as pain associated with advanced osteoarthritis and low-back pain. Both of our novel drug candidates are currently in Phase III clinical trial programs:

•	Remoxy™, an abuse-resistant version of long-acting oxycodone, and

•	Oxytrex™, a new oral opioid painkiller for the treatment of severe chronic pain.

In November 2005, we and King announced a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150 million to us at the closing of this strategic alliance in December 2005. King is also obligated to pay us up to $150 million in payments based on the achievement of milestones in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us related to Remoxy and other abuse-resistant opioid painkillers pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1 billion in net sales of such drugs, for which the royalty is set at 15%.

Remoxy

Remoxy is being developed as an abuse-resistant version of long-acting oral oxycodone. Sales of long-acting oxycodone were nearly $2.0 billion for the twelve months ended August 2005.

The active drug ingredient in Remoxy is oxycodone. Oxycodone is a strong narcotic painkiller that was developed around 1920 as a substitute for morphine. When used as prescribed, oxycodone can relieve severe chronic pain. The U.S. Drug Enforcement Administration, or DEA, and the national media have linked illicit oxycodone use to widespread patterns of drug abuse, addiction, diversion and drug overdose. In the United States, drug related emergency room visits are reported by the Department of Health and Human Service’s Drug Abuse Warning Network, or DAWN. DAWN reports 22,000 oxycodone mentions in emergency room visits in 2002, a 450% increase from 4,000 oxycodone mentions in emergency room visits in 1994.

Remoxy’s novel formulation is specifically designed to foil abusers who attempt to tamper with the drug in order to induce a powerful euphoric high. Our clinical results to date demonstrate Remoxy is significantly less abusable than Oxycontin®, a brand of long-acting oxycodone. During 2004, we announced data from clinical comparisons of the two drugs. In a variety of clinical comparisons of the abuse resistant characteristics of Remoxy and Oxycontin, Oxycontin released significantly more active ingredient than Remoxy during the time when abusers presumably expect to get high.

In September 2005 we announced top line data from our Phase III clinical trial of Remoxy. In this randomized, double-blinded clinical trial of 209 osteoarthritic patients with moderate to severe chronic pain, Remoxy demonstrated a statistically significant reduction in pain (p<0.05) when compared to placebo.

In February 2006, we completed a Special Protocol Assessment, or SPA, from the Food and Drug Administration, or FDA, for a Phase III clinical trial of Remoxy in patients with chronic pain. Under this procedure, a sponsor may seek the FDA’s agreement on the design and analysis of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins except in limited circumstances, such as the FDA determining that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the trial had begun. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on the SPA as the basis for approval with respect to effectiveness. While we have received the FDA’s SPA agreement for this Phase III clinical trial assessing Remoxy, there can be no assurance that this clinical trial will have a successful outcome or that we will ultimately receive approval for this drug candidate.

We expect to conduct additional clinical trials and non-clinical studies of Remoxy in 2006, including additional abuse-resistance studies and other registration-enabling studies.

We believe the abuse-resistant technology used in Remoxy is applicable to different oral opioid painkillers. Pursuant to our agreement with King, we plan to develop abuse-resistant versions of additional opioid painkillers using this platform technology. We plan to formulate and scale-up a range of dosage forms of Remoxy.

We formulate Remoxy using, in part, proprietary technology licensed from Durect Corporation. Under the terms of this agreement, we have exclusive worldwide rights to develop and to commercialize Remoxy and certain other opioid drugs that use Durect’s technology. We reimburse Durect for certain formulation and related work, and are responsible to make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. We are responsible to pay Durect royalties on related drug sales. King is obligated to reimburse us for all costs we incur under the agreement with Durect, including royalties.

We believe we can produce sufficient clinical materials necessary to complete our Phase III program for Remoxy. We rely on Durect Corporation and other third-party manufacturers to formulate, manufacture, fill, label, ship or store Remoxy.

Oxytrex

Oxytrex is an oral opioid painkiller with a novel mechanism of action. We believe Oxytrex could be an effective substitute for oxycodone, a narcotic painkiller widely used today to treat severe chronic pain. Sales of oxycodone were nearly $2.0 billion for the twelve months ended August 2005. We have worldwide commercial rights to Oxytrex.

Our clinical results to date have shown that Oxytrex can reduce physical dependence and provides superior and prolonged pain relief compared to oxycodone. Published preclinical results also demonstrate that the technology used in Oxytrex results in a lack of opioid addiction or tolerance in animals.

In March 2005, we announced positive clinical results from a Phase III clinical trial for Oxytrex. In this variable dose clinical trial of 719 patients with severe low-back pain, Oxytrex showed minimal physical dependence, better overall safety, less drug use and similar pain relief to oxycodone. Specifically, Oxytrex patients reported 50% less symptoms of physical dependence and withdrawal (p<0.01) after cessation of prolonged, high-dose opioid therapy and about 20% less overall opioid-related side-effects during treatment, including less somnolence (p<0.05), less itching (p<0.05) and less moderate to severe constipation (p<0.05).

In November 2005, we announced results of a Phase III clinical trial with Oxytrex. Over 775 patients with moderate-to-severe osteoarthritic pain were enrolled in this randomized, double-blind, multi-center clinical trial in the United States. The pre-defined primary endpoint was reduction of physical dependence and withdrawal effects in the first 24 hours following cessation of therapy, as measured on the Short Opioid Withdrawal Scale. Oxytrex patients reported 22% less clinical symptoms of physical dependence and withdrawal effects in the first 24 hours following cessation of therapy, compared to patients on oxycodone. However, this result did not reach statistical significance, which we believe was due to a higher than expected overall drop-out rate in the clinical trial.

We expect to continue clinical progress of Oxytrex in 2006. We plan to meet with the FDA in the first half of 2006 to discuss next steps in the clinical development of Oxytrex.

Oxytrex is formulated with two active drug ingredients: oxycodone and low-dose naltrexone. We rely on a limited number of third-party manufacturers to manufacture, fill, label, ship and store Oxytrex.

PTI-901

In December 2005, we announced results of a Phase III clinical trial with PTI-901, an investigational drug candidate for the treatment of irritable bowel syndrome, or IBS. The clinical trial compared a daily dose of PTI-901 against placebo in 609 women with documented IBS over a three-month treatment period. PTI-901 did not demonstrate a meaningful benefit in the third month of treatment, which was the primary endpoint. According to current regulatory standards, an experimental drug for chronic IBS needs to show efficacy at the end of a three-month treatment period.

The Company believes this clinical trial was well designed to detect any durable benefits of PTI-901 versus placebo in a large patient population with IBS. Based on the adequacy of the clinical trial itself, coupled with the clinical results, we are discontinuing all further clinical development activities with PTI-901.

Strategy

Our commercial goal is to build a drug franchise in pain management. Our clinical goal is to continue to develop novel drugs that are more effective or safer than drugs used in the clinic today. Our strategy includes the following elements:

Focus on Clinical Development Stage Products. We believe this focus will enable us to generate product revenues earlier than if we were focused on early-stage research and discovery activities.

Retain Significant Rights to Our Drugs. We currently retain worldwide commercialization rights to all of our technology and drug candidates in all markets and indications, except for Remoxy and certain other abuse-resistant drug candidates that are subject to our strategic alliance with King. In general, we intend to independently develop our drug candidates through late-stage clinical trials. In market segments that require large or specialized sales forces, we may seek sales and marketing alliances with third parties.

Outsource Key Functions. We intend to continue to outsource preclinical studies, clinical trials and formulation and manufacturing activities. We believe outsourcing permits significant time savings and allows for more efficient deployment of our resources.

Pursue In-licensing or Acquisition Opportunities. We intend to evaluate promising drug candidates or technologies to further expand our product pipeline. Our in-licensing strategy consists of evaluating clinical or preclinical stage opportunities in therapeutic areas that can benefit from our core expertise in drug development. Such in-licensing or acquisition opportunities may be in pain management or in other therapeutic areas outside of pain management. We believe this element of our corporate strategy could diversify some of the risks inherent in focusing on a single therapeutic area and could also increase our probability of commercial success.

We also conduct basic research in collaboration with academic and other partners. Company sponsored research and development expenditures were $18.9 million, $35.1 million, and $32.9 million in 2003, 2004 and 2005, respectively.

Oxytrex Science and Technology

Our science related to the use of opioid agonists combined with opioid antagonist and the use of opioid agonists alone was developed at Albert Einstein College of Medicine. It is well known that opioid painkillers produce their pain relieving effect by inhibiting the transmission of pain signals in certain nerve cells in the central nervous system. This inhibition of pain is achieved by inhibiting nerve cells that have opioid receptors on their membranes, via an inhibitory signaling pathway linked to the receptor. Scientists at Albert Einstein College of Medicine, however, have published results suggesting that opioid painkillers also activate an excitatory signaling pathway linked to opioid receptors, thereby stimulating the transmission of pain. This excitatory pathway counteracts pain inhibition and is believed to be a major cause of adverse side effects associated with opioid use, including the development of tolerance and addiction.

We believe that the excitatory pathway of opioid receptors contributes greatly to the adverse effects of chronic opioid use, such as tolerance, physical dependence and addiction. After repeated administration of morphine, oxycodone or other opioid painkillers, increasing doses of opioids are required in order to obtain the same level of pain relief, a process known as tolerance. If chronic opioid treatment is terminated abruptly, withdrawal symptoms rapidly appear. Continued administration of opioids prevents the appearance of withdrawal symptoms, at which point a patient is considered physically dependent. Published results in rodents also show that tolerance and physical dependence can be prevented by co-administration of low-dose naltrexone, an opioid antagonist. We believe low-dose naltrexone blocks the excitatory pathway, thus minimizing tolerance, physical dependence and addiction. In addition, preclinical work using animal models of addiction suggests that very low doses of opioid antagonists decrease the pleasurable effects and addictive potential of opioid drugs such as morphine or oxycodone.

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

License from Albert Einstein College of Medicine

We have licensed certain technology from Albert Einstein College of Medicine. We have a worldwide exclusive license to the technology and all intellectual rights arising from the technology. Our license rights terminate upon the expiration of the patents used to protect the technology, which are scheduled to expire no earlier than September 2012. Pursuant to the agreement for the licensed technology, we are required to pay

Albert Einstein College of Medicine clinical milestone payments and royalties based on a percentage of net drug sales. If a product is combined with a drug or other substance for which we are paying an additional royalty, the royalty that we pay to Albert Einstein College of Medicine will be reduced by up to one-half of the amount of such additional royalty.

Albert Einstein College of Medicine originally received grants from the U.S. federal government to research some of the technology that we license. The terms of these grants provide the U.S. federal government with a non-exclusive, non-transferable paid-up license to practice inventions made with federal funds. Thus, our licenses are non-exclusive to the extent of the U.S. federal government’s license. If the U.S. federal government exercises its rights under this license, it could make use of the same technology that we license and the size of our potential market could thereby be reduced.

Our Intellectual Property

We seek to protect our technology by, among other methods, filing and prosecuting U.S. and foreign patents and patent applications with respect to our technology and products and their uses. We plan to prosecute and defend our patent applications, issued patents and proprietary information. Our competitive position and potential future revenues will depend in large part upon our ability to protect our intellectual property from challenges and to enforce our patent rights against potential infringements. If our competitors are able to successfully challenge the validity or scope of our patent rights, based on the existence of prior art or otherwise, they might be able to market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result.

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

In 2003, the U.S. Patent and Trademark Office, or PTO, disclosed that a law firm for an unidentified third-party filed requests for an Ex Parte Reexamination related to certain claims on patents we exclusively licensed from Albert Einstein College of Medicine. Between 2004 and 2006, Reexamination Certificates were issued resolving the proceedings.

We may be involved in additional challenges to our intellectual property. An adverse outcome of any challenges to our intellectual property could result in loss of claims of these patents that pertain to certain drugs we currently have under development and could have a material adverse impact on our future revenues.

Strategic Alliance with King Pharmaceuticals, Inc.

In November 2005, we entered into a collaboration agreement and a license agreement with King to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150 million to us at the closing of this strategic alliance in December 2005. King is also obligated to pay us up to $150 million in payments based on the achievement of milestones in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us related to Remoxy and other abuse-resistant opioid painkillers pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance.

We formed a joint operating committee, or JOC, with King to oversee drug development and commercialization strategies for the strategic alliance. Pursuant to the collaboration agreement in the strategic alliance, we retain sole control of drug development activities in the United States through Phase II clinical trials. We and King will jointly manage Phase III clinical trials and NDA submissions in the United States. King has responsibility for these development activities outside the United States. Upon regulatory approval, King will assume sole control and worldwide responsibility to exclusively commercialize Remoxy and other abuse-resistant opioid drugs developed pursuant to the strategic alliance. We retain all development and commercial rights in Australia and New Zealand.

Pursuant to the license agreement, King has the exclusive right to market and sell drugs developed pursuant to the strategic alliance and is obligated to pay us a 20% royalty on net sales, except as to the first $1 billion in cumulative net sales, for which the royalty is set at 15%. King is also obligated to reimburse us for our payment of third-party royalty obligations related to this strategic alliance.

The collaboration agreement continues until the later of the expiration of any patent rights licensed under the license agreement or developed under the collaboration agreement and the expiration of all periods of market exclusivity with respect to Remoxy and other abuse-resistant opioid drug candidates being developed under the strategic alliance. We and King can terminate the collaboration agreement under certain circumstances, including material breach and insolvency. King can terminate the collaboration agreement six months after the third anniversary of the effective date of the collaboration agreement, or sooner if the JOC determines that the development program under the collaboration agreement is unlikely to generate any marketable products. Our license agreement with King terminates at the time that the collaboration agreement terminates.

Formulation Agreement

We have an exclusive, worldwide licensing agreement with Durect Corporation to use a patented technology that forms the basis for a number of oral gel-cap drug candidates, including Remoxy. We have sub-licensed to King certain rights to develop and to commercialize Remoxy and certain other opioid drugs formulated in part with technology we licensed from Durect. Under the agreement with Durect, we control all of the preclinical, clinical, commercial manufacturing and sales/marketing activities for Remoxy and other abuse-resistant opioid painkillers. We reimburse Durect for formulation and related work, and will make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. Durect will supply us with certain components of Remoxy and other abuse-resistant opioid painkillers on a cost-plus basis. We also are obligated to pay Durect royalties on any related drug sales.

King is obligated to reimburse us for costs we incur under the agreement with Durect, including royalties. Under our license agreement with King, we are obligated not to amend or terminate our agreement with Durect if an amendment or termination would alter the rights or obligations of King under the collaboration agreement or license agreement.

Manufacturing

We have no manufacturing facilities. We have entered into agreements with and rely upon qualified third parties for the formulation or manufacture of our clinical supplies. These supplies and the manufacturing facilities must comply with DEA regulations and current good manufacturing practices, or GMPs, enforced by the FDA and other government agencies. We plan to manufacture Remoxy with Mallinckrodt Pharmaceutical Outsourcing, a unit of Tyco Healthcare. Remoxy uses bulk oxycodone supplied by Noramco, Inc. We plan to continue to outsource formulation, manufacturing and related activities.

In 2006, we plan to continue to develop formulations of Remoxy and manufacture Remoxy to complete our Phase III clinical trial program. We also plan to develop abuse resistant formulations of other opioid drug candidates. We rely on a limited number of third-party manufacturers to formulate, manufacture, fill, label, ship or store all of our drug candidates.

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

Applicable FDA regulations require the filing of an NDA and approval by the FDA prior to commercialization of Remoxy or Oxytrex in the United States.

The Drug Approval Process

We will be required to complete several activities before we can market any of our drug candidates for human use in the United States, including possibly:

•	preclinical studies;

•	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate;

•	submission to the FDA of an NDA; and

•	FDA approval of the NDA prior to any commercial sale or shipment of the drug.

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

Based on preclinical testing, an IND is filed with the FDA to begin human testing of the drug in the United States. The IND becomes effective if not rejected by the FDA within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new clinical trials will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. All clinical trials must be conducted in accordance with Good Clinical Practice. In addition, an Institutional Review Board, or IRB, generally comprised of physicians at the hospital or clinic where the proposed clinical trials will be conducted, must review and approve the IND. The IRB also continues to monitor the clinical trial. We must submit progress reports detailing the results of the clinical trials to the FDA at least annually. In addition, the FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials under the IND cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. An FDA imposed clinical hold on an IND application can result in substantial delay and large, unforeseen expenses, and it may cancel the viability of developing a new drug candidate in the United States.

Clinical trials are typically conducted in three sequential phases that may overlap. Phase I clinical trials typically study a drug’s safety profile, and may include the safe dosage range. Phase I clinical trials also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action. In addition, we may, to the extent feasible, assess early indicators of a drug’s efficacy in our Phase I clinical trials. In Phase II clinical trials, controlled studies are conducted on volunteer patients with the targeted disease or condition. The primary purpose of these tests is to evaluate the effectiveness of the drug on the volunteer patients as well as to determine a drug’s side effect profile. These clinical trials may be conducted concurrently with Phase I clinical trials. In addition, Phase I/II clinical trials may be conducted to evaluate not only the efficacy of the drug on the patient population, but also its safety. During Phase III clinical trials, the drug is studied in an expanded patient population and in multiple sites. Physicians monitor the patients to determine efficacy and to observe and report adverse events that may result from use of the drug.

Our clinical trials are designed to produce clinical information about how our drugs perform compared to placebo or compared to existing opioid drugs where appropriate. We have tested Oxytrex in several clinical settings of pain in order to support a broad approval by the FDA for use of the drug for the relief of moderate to severe pain. FDA guidelines recommend that we demonstrate Oxytrex’s efficacy in more than one clinical presentation of pain, such as arthritis pain or generalized lower back pain. Because clinical models differ in their sensitivity to detect pain, we expect to complete clinical trials in multiple clinical models of pain.

We have designed most Phase II and Phase III clinical trials to date as randomized, double-blind, placebo- controlled, dose-ranging studies. A randomized clinical trial is one in which patients are randomly assigned to the various study treatment arms. A double-blind clinical trial is one in which the patient, the physician and our trial monitor are unaware if the patient is receiving placebo or study drug in order to preserve the integrity of the clinical trial and reduce bias. A placebo-controlled clinical trial is one in which a subset of patients is purposefully given inactive medication.

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

We may not successfully complete Phase I, Phase II or Phase III clinical trials within any specified time period, or at all, with respect to any of our drug candidates. Furthermore, we or the FDA may suspend clinical trials at any time in response to concerns that participants are exposed to an unacceptable health risk.

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

If the FDA approves the NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional post marketing studies, or Phase IV clinical trials, to evaluate long-term effects of the approved drug.

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

Employees

As of December 31, 2005, we had approximately 37 employees. We engage consultants from time to time to perform services on a per diem or hourly basis.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.paintrials.com, by contacting the Investor Relations Department at our corporate offices by calling 650-624-8200 or by sending an e-mail message to cwaarich@paintrials.com.

Item 1A.	Risk Factors

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

We were founded in May 1998. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology and undertaking preclinical studies and clinical trials of our drug candidates. We have not yet demonstrated our ability to obtain regulatory approval, formulate and manufacture our drug candidates on a commercial scale or conduct sales and marketing activities. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future.

We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $142.7 million as of December 31, 2005. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We recognized positive cash flow from operations in 2005 as a result of the upfront payment from King. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to conduct preclinical and clinical trials for our drug candidates;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

We have funded all of our operations and capital expenditures with the proceeds from our public and private stock offerings. We expect that our current cash, cash equivalents and marketable securities on hand will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, we may need to raise additional funds within such twelve-month period or thereafter and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through strategic alliance and license arrangements, we may have to trade our rights to our technology, intellectual property or drug candidates to others in such arrangements on terms that may not be favorable to us.

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

Even if we comply with all FDA regulatory requirements, we may never obtain regulatory approval for any of our drug candidates. If we fail to obtain regulatory approval for any of our drug candidates we will have fewer saleable products, if any, and corresponding lower product revenues, if any. Even if we receive regulatory approval of our drug candidates, such approval may involve limitations on the indications and conditions of use or marketing claims we may make for our products. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to commit to perform lengthy Phase IV post-approval clinical trials, for which we would have to expend additional resources, which could have an adverse effect on our operating results and financial condition.

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

In order to obtain FDA approval for any of our drug candidates, we must submit to the FDA an NDA that demonstrates that the drug candidate is safe and effective in humans for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.

Our Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. FDA guidelines recommend that the efficacy of new painkillers be demonstrated in more than one clinical model of pain. This means that even if one of our Phase III clinical trials demonstrates positive results for our drug candidates, we are likely to have to demonstrate positive results in one or more additional Phase III clinical trials prior to receiving broad label FDA approval for treatment of severe chronic pain. Even if the results of our Phase III clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before we can submit NDAs or obtain FDA approvals for our drug candidates.

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. Furthermore, if participating patients in clinical trials suffer drug-related adverse reactions during the course of such clinical trials, or if we or the FDA believe that participating patients are being exposed to unacceptable health risks, we will have to suspend or terminate our clinical trials. Failure can occur at any stage of the clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials.

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

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Regulatory authorities may revise previous guidance or decide to ignore previous guidance at any time during the course of our clinical activities or after the completion of our clinical trials. Even with successful clinical safety and efficacy data, we may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

Developments by competitors may establish standards of care that affect our ability to conduct our clinical trials as planned.

We have conducted clinical trials of our drug candidates comparing our drug candidates to both placebo and other approved drugs. Changes in standards related to clinical trial design could affect our ability to design and conduct clinical trials as planned. For example, regulatory authorities may not allow us to compare our drug candidates to placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a clinical trial could increase.

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

Any regulatory approvals that we receive for our drug candidates may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including but not limited to adverse events of unanticipated severity or frequency, or the discovery that adverse events previously observed in preclinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

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

Risks Relating to our Collaboration Agreements

If King or other outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, our regulatory submissions and our product introductions may be delayed.

Pursuant to our strategic alliance, we will jointly manage Phase III clinical trials and NDA submissions in the United States for Remoxy and other abuse resistant drug candidates with King. We rely on King to devote time and resources to the development and commercialization of Remoxy and other abuse resistant drug candidates. If King limits their time and resources attributable to the strategic alliance, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected.

We depend on independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new drugs will be delayed or prevented.

Our collaborators may also have relationships with other commercial entities, some of which may compete with us. If outside collaborators assist our competitors to our detriment, the approval of our regulatory submissions will be delayed and the sales from our products, if any are commercialized, will be less than expected.

If we fail to maintain our strategic alliance for Remoxy and other abuse resistant drugs, we may have to reduce or delay our drug candidate development.

Our plan for developing, manufacturing and commercializing Remoxy and other abuse resistant drugs currently requires us to successfully maintain our strategic alliance with King to advance our programs and provide funding to support our expenditures on Remoxy and other drug candidates. If we are not able to maintain our existing strategic alliance with King, we may have to limit the size or scope of, or delay or abandon the development of Remoxy and other abuse resistant drug candidates or undertake and fund development of these drug candidates ourselves. If we elect to fund drug development efforts with respect to Remoxy and other abuse resistant drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

We may not succeed at in-licensing drug candidates or technologies to expand our product pipeline.

We may not successfully in-license drug candidates or technologies to expand our product pipeline. The number of such candidates or technologies is limited. Competition among large pharmaceutical companies and biopharmaceutical companies for promising drug candidates or technologies is intense because such companies generally desire to expand their product pipelines through in-licensing.

Our collaborative agreements may not succeed or may give rise to disputes over intellectual property or other issues.

Our strategy to focus on development of novel drug candidates discovered by third parties requires us to enter into license agreements with such third parties. In addition, we may enter into collaborative agreements to commercialize our products, such as our strategic alliance with King. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect the success of our drug candidates, including:

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

Even if the FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs;

•	published studies demonstrating the cost-effectiveness of our drugs relative to competing products;

•	availability of reimbursement for our products from government or healthcare payers;

•	our ability to implement a risk management plan prior to the distribution of any Schedule II drug; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors.

Because we expect to rely on sales generated by our current lead drug candidates for substantially all of our revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

If King is not successful in commercializing Remoxy and other abuse resistant drugs, our revenues and our business will suffer.

Our ability to commercialize Remoxy and other abuse resistant drugs and generate royalties from product sales of such drugs will depend on King’s abilities in assisting us in developing such drugs and in maintaining regulatory approval and achieving market acceptance of such drugs once commercialized. King may elect to independently develop drugs that could compete with ours or fail to commit sufficient resources to the development, marketing and distribution of Remoxy and other abuse resistant drugs developed under our strategic alliance. King may not proceed with the commercialization of Remoxy and other abuse resistant drugs developed under our strategic alliance with the same degree of urgency as we would because of other priorities they face. If King is not successful in commercializing Remoxy for a variety of reasons, including but not limited to competition from other pharmaceutical companies, or if King fails to perform as we expect, our potential for revenue from drugs developed in connection with our strategic alliance with King, if any, could be dramatically reduced and our business would suffer.

If we are unable to develop our own sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be disappointing.

We currently have no sales, marketing or distribution capabilities. Except with regard to products developed under our strategic alliance with King, in order to commercialize our products, if any are approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us. If we decide to commercialize any of our drugs ourselves, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new drugs and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

If we decide to enter into new co-promotion or other licensing arrangements with third parties, we may be unable to locate acceptable collaborators because the number of potential collaborators is limited and because of competition from others for similar alliances with potential collaborators. Even if we are able to identify one or more acceptable new collaborators, we may not be able to enter into any collaborative arrangements on favorable terms, or at all.

In addition, due to the nature of the market for pain management products, it may be necessary for us to license all or substantially all of our drug candidates not covered by our strategic alliance with King to a single collaborator, thereby eliminating our opportunity to commercialize these other pain management products independently. If we enter into any such new collaborative arrangements, our revenues are likely to be lower than if we marketed and sold our products ourselves.

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

We may be involved in additional challenges to our intellectual property. An adverse outcome of a challenge to our intellectual property could result in loss of claims of patents or other intellectual property rights that pertain to certain drugs we currently have under development and could have a material adverse impact on our future revenues.

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

We expect that we will rely upon patents, trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information or be issued patents that may prevent the sale of our products or know-how or require us to license such information and pay significant fees or royalties in order to produce our products.

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

We have no manufacturing facilities and have limited experience in drug product development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or test the technical performance of our drug candidates. We currently rely on a limited number of experienced personnel and a small number of contract manufacturers and other vendors to formulate, test, supply, store and distribute drug supplies for our clinical trials. Our reliance on a limited number of vendors exposes us to the following risks, any of which could delay our clinical trials, and, consequently, FDA approval of our drug candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•	Contract commercial manufacturers, their sub-contractors or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy clinical needs or commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, and may experience shortages of qualified personnel to adequately staff production operations.

•	Our contract manufacturers could default on their agreements with us to provide clinical supplies or meet our requirements for commercialization of our products.

•	The use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of our products before we may use the alternative manufacturer to produce our supplies.

•	It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturers and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products.

•	If any contract manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to such innovation.

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

If we cannot formulate and scale-up a wide range of dosage forms of Remoxy and other abuse resistant product candidates, we and King might determine that the commercial opportunity for Remoxy is too limited to warrant further investment in clinical testing and development.

We plan to formulate and scale-up a wide range of dosage forms of Remoxy and other abuse resistant drug candidates. We may not be able to successfully complete our formulation or scale-up activities or we may determine that the commercial opportunity for Remoxy and other abuse resistant drug candidates in certain dosage forms is too limited to warrant further investment. If we are unsuccessful in our formulation or scale-up activities with Remoxy and other abuse resistant drug candidates, our future revenue from milestones and royalties under our strategic alliance with King may be less than expected and our operations may suffer.

We rely on Durect, our sole source provider of certain components of Remoxy and other abuse resistant drug candidates, to produce Remoxy and other abuse resistant drug candidates for clinical supplies and will rely on Durect to produce commercial supplies of these components.

We rely on Durect as our sole source provider of certain components of Remoxy and other abuse resistant drug candidates, and will rely solely on Durect to produce commercial supplies of these components. Durect’s failure to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business. Durect may encounter manufacturing difficulties involving production yields, quality control and quality assurance. Durect is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We cannot control Durect’s compliance with these regulations and standards.

To date, Durect has not produced commercial-scale supply of these components. If we and King receive marketing approval for and commercially launch Remoxy or other abuse resistant candidates, we anticipate that Durect will need to expand its manufacturing capacity, possibly materially. Durect may not be able to increase its manufacturing capacity for Remoxy and other abuse resistant drug candidates in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing may require additional validation studies, which the FDA must review and approve. If Durect is unable to successfully increase the manufacturing capacity for such components of Remoxy and other abuse resistant drugs, at an acceptable cost or otherwise, and we are unable to establish alternative manufacturing capabilities, the commercial launch or continued commercialization after a commercial launch of Remoxy and other abuse resistant drugs may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our revenues and cause our business to suffer.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the success of our collaboration agreements;

•	results of or delays in our preclinical and clinical trials;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	regulatory developments or changes in regulatory guidance;

•	litigation or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

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

The stock market in general, Nasdaq and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our drug candidates, our need for clinical supplies and the valuation of stock-based compensation. Thus, quarter-to-quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our clinical, financial or operating results may not meet the expectations of securities analysts and investors that could result in a decline in the price of our stock.

There may not be an active, liquid trading market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on Nasdaq. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 10,500 square feet of space in South San Francisco, California, which is used as general office space. We believe that this facility is adequate and suitable for our current needs.

Item 3.	Legal Proceedings

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market under the symbol “PTIE.” The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	Sale Price
	High	Low
Fiscal 2005:
First Quarter	$7.48	$4.99
Second Quarter	$7.24	$4.78
Third Quarter	$7.22	$5.79
Fourth Quarter	$9.45	$5.46
Fiscal 2004:
First Quarter	$9.86	$5.77
Second Quarter	$9.34	$6.54
Third Quarter	$8.39	$6.22
Fourth Quarter	$8.13	$6.82

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of February 1, 2006, there were approximately 75 holders of record of our common stock.

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	6,993,492	$6.74	1,420,802
Equity compensation plans not approved by stockholders	—	—	—

Total	6,993,492	$6.74	1,420,802

Item 6.	Selected Financial Data (in thousands except per share data)

	Years ended December 31,
	2005	2004	2003	2002	2001
Statement of operations data:
Program fee revenue	$3,712	$—	$—	$—	$—
Collaboration revenue	1,368	—	—	—	—

Total revenues	5,080	—	—	—	—
Research and development expense	32,938	35,093	18,913	11,396	11,668
General and administrative expense	4,859	3,868	3,338	5,523	5,647

Total operating expenses	37,797	38,961	22,251	16,919	17,315

Operating loss	(32,717)	(38,961)	(22,251)	(16,919)	(17,315)
Interest and other income	2,047	1,185	634	994	2,978

Net loss	$(30,670)	$(37,776)	$(21,617)	$(15,925)	$(14,337)

Basic and diluted loss per share	$(0.70)	$(1.01)	$(0.73)	$(0.59)	$(0.57)

Weighted average shares used in computing basic and diluted loss per share	43,795	37,267	29,483	27,039	25,332

	December 31,
	2005	2004	2003	2002	2001
Balance sheet data:
Cash and cash equivalents	$95,651	$1,379	$12,027	$50,091	$65,274
Marketable securities	117,001	98,018	65,402	55	—
Working capital	181,817	91,860	74,799	48,146	63,195
Total assets	215,795	101,192	80,513	53,325	68,136
Deferred program fee revenue	146,288	—	—	—	—
Total liabilities	152,435	7,796	3,951	3,101	2,519
Total Stockholders’ equity	63,360	93,396	76,562	50,224	65,616

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company dedicated to the development of innovative drugs. We specialize in developing safer or more efficacious drugs for use in pain management, particularly in the area of opioid painkillers, which are sometimes referred to as narcotic painkillers. According to IMS Health, sales for opioid painkillers in the United States exceeded $6.0 billion in 2004. We incorporated in Delaware in May 1998.

Our clinical pipeline consists of proprietary drug candidates. We are currently developing two oral, small molecule drugs to treat patients who suffer from severe chronic pain, such as pain associated with advanced osteoarthritis and low-back pain.

Both of our novel drug candidates are currently in Phase III clinical trial programs:

•	Remoxy™, an abuse-resistant version of long-acting oxycodone, and

•	Oxytrex™, a new oral opioid painkiller for the treatment of severe chronic pain.

In November 2005, we and King announced a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150 million to us at the closing of this strategic alliance in December 2005. We could also receive from King up to $150 million in milestone payments in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is also obligated to pay us up to $150 million in payments based on the achievement of milestones in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers under the strategic alliance. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1 billion in net sales of such drugs, for which the royalty is set at 15%.

We have yet to generate any revenues from product sales. We have not been profitable and through December 31, 2005, we have recorded an accumulated deficit of approximately $142.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures will increase substantially in the future as we:

•	continue to conduct preclinical and clinical trials for our drug candidates;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

We focus all our research and development efforts on the research and development of opioid drugs for the treatment of pain. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years Ended December 31,
	2005	2004	2003
Compensation	$4,717	$3,769	$3,690
Contractor fees (1)	23,642	26,605	10,049
Supplies (2)	2,351	2,575	3,262
Other (3)	2,228	2,144	1,912

	$32,938	$35,093	$18,913

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to contract agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•

Expenses for clinical trials. Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

•	Stock based compensation. The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model, or Black-Scholes to estimate the fair value of employee stock options. However, Black-Scholes was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility. Because our stock options have characteristics significantly different from those of traded options, changes to the assumptions used in Black-Scholes may materially affect the fair value estimate. After evaluating our option valuation policies and assumptions in light of current accounting standards related to employee stock options, we expect to continue to use the Black-Scholes option-pricing model for determining the fair value of our options.

•	Revenue recognition. In connection with our strategic alliance with King, we recognize program fee revenue and collaboration revenue. Program fee revenue is derived from the upfront payment from King and is recognized ratably over our estimate of the development period under the strategic alliance with King. Collaboration revenues from reimbursement of development expenses are recognized as costs are incurred that relate to the strategic alliance with King.

•	Taxes. We make estimates and judgments in determining income tax expense. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, we fully offset the total deferred tax assets by a valuation allowance. We may in the future determine that some, or all, of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Years Ended December 31, 2005 and 2004

Revenues—Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of the upfront fee were $3.7 million in the fourth quarter of 2005 for recognition of the revenue for the period from the execution of the agreement in November 2005 to the end of 2005. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King.

Revenues—Collaboration revenue

Collaboration revenues were $1.4 million in the fourth quarter of 2005, related to reimbursement of our development expenses incurred pursuant to the King strategic alliance from the execution of the agreement in November 2005 to the end of 2005. We did not have any corresponding collaboration revenue in 2004.

We expect collaboration revenues to increase significantly in 2006 and beyond as compared to revenue recognized in 2005 in connection with future increases in our research and development activities for Remoxy and other abuse-resistant drug candidates and reimbursement of these expenses pursuant to the King Agreement.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expense decreased to $32.9 million from $35.1 million in the years ended December 31, 2005 and 2004, respectively. The decrease was primarily due to lower clinical trial activity in 2005 as compared to 2004. This decrease was offset in part by increased formulation and development activities for Remoxy and other preclinical activities as well as increased compensation related expenses.

We expect research and development expenses to increase over the next several years as we expand our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including our Phase III clinical trials of Oxytrex, Remoxy, and other abuse resistant drug candidates. King is obligated to reimburse development expenses for Remoxy and other abuse resistant drug candidates pursuant to our agreement. Also, we expect to continue other development efforts on our drug candidates. The increase in research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense increased to $4.9 million from $3.9 million in the years ended December 31, 2005 and 2004, respectively, primarily due to increases in headcount and general corporate activities, offset in part by decreased non-cash stock-based compensation expense in 2005 as compared to 2004. We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our product candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income

Interest and other income increased to $2.0 million from $1.2 million in the years ended December 31, 2005 and 2004, respectively, primarily due to increases in yields on our investments in marketable securities and, to a lesser extent, in average balances of marketable securities. We expect our interest income to increase during 2006 because we expect our average balance of our marketable securities to be higher in 2006 as compared to 2005 and we expect the yield on our marketable securities to be higher in 2006 as compared to 2005.

Years Ended December 31, 2004 and 2003

Research and Development Expense

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense increased to $3.9 million from $3.3 million in the years ended December 31, 2004 and 2003, respectively, primarily due to an increase in non-cash stock-based compensation expense.

Interest Income

Interest income increased to $1.2 million from $0.6 million in the years ended December 31, 2004 and 2003, respectively, primarily due to increases in average balances of marketable securities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. Additionally, in December 2005, we received a $150.0 million program fee under our strategic alliance with King. We intend to continue to use the proceeds from these offerings and from this program fee to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2005, cash, cash equivalents and marketable securities were $212.7 million.

Net cash provided by operating activities was $113.2 million for the year ended December 31, 2005 compared to net cash used in operating activities of $32.6 million for the year ended December 31, 2004. The increase in cash provided by operating activities was primarily attributable to the December 2005 program fee received from King. Cash used in operating activities in both years related primarily to the funding of operating losses.

We may use cash in 2007 to pay certain alternative minimum taxes related to using either net operating loss carryforwards or tax credits to offset revenue stemming from the upfront payment from King.

Our investing activities to purchase property, equipment and leasehold improvements used cash of $0.5 million for the year ended December 31, 2005 and $0.2 million for the year ended December 31, 2004. Other investing activities for both years consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Net cash provided by financing was $0.3 million in 2005 compared to $54.8 million in 2004. In 2004, we issued 8,000,000 shares of common stock at $7.25 per share in a follow-on public offering and received approximately $54.5 million in net proceeds after deducting underwriting discounts and related expenses. In 2005, we filed with the Securities and Exchange Commission a registration statement on Form S-3, using a shelf registration process under which we may offer to sell any combination of securities described in such registration statement in one or more offerings, up to a total dollar amount of $150.0 million. We have not sold any securities under this shelf registration statement.

We lease approximately 10,500 square feet of general office space. In addition to office space, we also lease equipment pursuant to operating leases. Our leases expire at various dates through 2010. Under the terms of our real property and equipment leases, annual minimum lease payments are as follows as of December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Total
Future minimum lease payments	$191	$187	$196	$206	$160	$940

We have license agreements that require us to make milestone payments upon the successful achievement of defined milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2005. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of approximately $142.7 million. While our cash requirements to fund our operations may be lower in the future than in the year ended December 31, 2005 due to the obligation of King under the strategic alliance to reimburse us for certain expenses, we expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2005 by approximately $0.6 million. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2005, our investments consisted of short-term investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Palo Alto, California

February 21, 2006

PAIN THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$95,651	$1,379
Marketable securities	117,001	98,018
Collaboration revenue receivable	889	—
Prepaid expenses	623	259

Total current assets	214,164	99,656
Property and equipment, net	1,556	1,461
Other assets	75	75

Total assets	$215,795	$101,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$998	$877
Accrued development expense	4,461	6,358
Deferred program fee revenue—current portion	26,200	—
Accrued compensation and benefits	501	415
Other accrued liabilities	187	146

Total current liabilities	32,347	7,796

Non-current liabilities
Deferred program fee revenue—noncurrent portion	120,088	—

Total liabilities	152,435	7,796

Commitments and contingencies
Stockholders’ equity
Preferred stock; $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 43,936,088 and 43,652,116 shares issued and outstanding in 2005 and 2004, respectively	44	44
Additional paid-in-capital	206,489	205,920
Accumulated other comprehensive loss	(479)	(544)
Accumulated deficit	(142,694)	(112,024)

Total stockholders’ equity	63,360	93,396

Total liabilities and stockholders’ equity	$215,795	$101,192

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years ended December 31,
	2005	2004	2003
Revenues:
Program fee revenue	$3,712	$—	$—
Collaboration revenue	1,368	—	—

Total revenues	5,080	—	—
Operating expenses:
Research and development	32,938	35,093	18,913
General and administrative	4,859	3,868	3,338

Total operating expenses	37,797	38,961	22,251

Operating loss	(32,717)	(38,961)	(22,251)
Other income:
Interest and other income	2,047	1,185	634

Net loss	$(30,670)	$(37,776)	$(21,617)

Basic and diluted loss per share	$(0.70)	$(1.01)	$(0.73)

Weighted-average shares used in computing basic and diluted loss per share	43,795	37,267	29,483

Included in research and development and general and administrative expenses are stock-based compensation expenses of $248, $401, and $139 for the years ended December 31, 2005, 2004 and 2003, respectively.

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common and Preferred stock		Additional paid-in capital	Deferred compensation	Notes receivable for stock	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2002	27,200,508	$27	$103,254	$(304)	$(122)	$—	$(52,631)	$50,224
Issuance of common stock pursuant to exercise of stock options	272,150	—	227	—	—	—	—	227
Issuance of common stock pursuant to follow-on offering, net of expenses	7,730,500	8	46,650	—	—	—	—	46,658
Issuance of common stock pursuant to exercise of warrants	120,000	—	600	—	—	—	—	600
Amortization of employee deferred compensation, net of reversals	—	—	(406)	297	—	—	—	(109)
Compensation with respect to non-employee option grants	—	—	248	—	—	—	—	248
Issuance of common stock related to employee stock purchase plan	58,151	—	159	—	—	—	—	159
Receipt of payment of stockholder notes receivable	—	—	—	—	122	—	—	122
Unrealized gains on investment in marketable securities	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(21,617)	(21,617)

Comprehensive loss								(21,567)

Balance at December 31, 2003	35,381,309	35	150,732	(7)	—	50	(74,248)	76,562
Issuance of common stock pursuant to exercise of stock options	184,257	1	473	—	—	—	—	474
Issuance of common stock pursuant to follow-on offering, net of expenses	8,000,000	8	54,074	—	—	—	—	54,082
Amortization of employee deferred compensation, net of reversals	—	—	—	7	—	—	—	7
Compensation with respect to non-employee option grants	—	—	394	—	—	—	—	394
Issuance of common stock related to employee stock purchase plan	86,550	—	247	—	—	—	—	247
Net unrealized losses on investment in marketable securities	—	—	—	—	—	(594)	—	(594)
Net loss	—	—	—	—	—	—	(37,776)	(37,776)

Comprehensive loss								(38,370)

Balance at December 31, 2004	43,652,116	44	205,920	—	—	(544)	(112,024)	93,396
Issuance of common stock pursuant to exercise of stock options	148,136	—	159	—	—	—	—	159
Issuance of common stock pursuant to exercise of warrants	60,450	—	6	—	—	—	—	6
Expenses pursuant to filing registration statements	—	—	(116)	—	—	—	—	(116)
Compensation with respect to non-employee option grants	—	—	248	—	—	—	—	248
Issuance of common stock related to employee stock purchase plan	75,386	—	272	—	—	—	—	272
Net unrealized gains on investment in marketable securities	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	(30,670)	(30,670)

Comprehensive loss								(30,605)

Balance at December 31, 2005	43,936,088	$44	$206,489	$—	$—	$(479)	$(142,694)	$63,360

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows used in operating activities:
Net loss	$(30,670)	$(37,776)	$(21,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	368	383	341
Non-cash net interest income	(100)	(484)	(27)
Non-cash stock based compensation	248	401	139
Changes in operating assets and liabilities:
Collaboration revenue receivable	(889)	—	—
Prepaid expenses	(364)	1,062	(220)
Accounts payable	121	(1,354)	960
Accrued development expense	(1,897)	5,148	(167)
Deferred program fee revenue	146,288	—	—
Accrued compensation and benefits	86	46	96
Other accrued liabilities	41	5	(39)

Net cash provided by (used in) operating activities	113,232	(32,569)	(20,534)

Cash flows used in investing activities:
Purchase of property and equipment	(463)	(156)	(26)
Purchase of marketable securities	(93,591)	(114,067)	(68,829)
Sales of marketable securities	74,773	81,341	3,559

Net cash used in investing activities	(19,281)	(32,882)	(65,296)

Cash flows from financing activities:
Stock subscription note payments received	—	—	122
Proceeds from issuance of common stock, net	321	54,803	47,644

Net cash provided by financing activities	321	54,803	47,766

Net increase (decrease) in cash and cash equivalents	94,272	(10,648)	(38,064)
Cash and cash equivalents at beginning of period	1,379	12,027	50,091

Cash and cash equivalents at end of period	$95,651	$1,379	$12,027

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Business

Pain Therapeutics, Inc. is a biopharmaceutical company dedicated to the development of innovative drugs. We specialize in developing safer or more efficacious drugs for use in pain management, particularly in the area of opioid painkillers, which are sometimes referred to as narcotic painkillers.

In the course of our development activities, we have sustained operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

Our development activities involve inherent risks. These risks include, among others, dependence on our collaboration partners, key personnel and determination of patentability and protection of our products and processes. In addition, we have drug candidates that have not yet obtained FDA approval. Successful future operations depend on our ability to obtain approval for and commercialize these products.

Prior to 2005 we were a development stage company.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition and Deferred Program Fee Revenue

In November 2005, we and King Pharmaceuticals, Inc., or King, announced that we have entered into a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. In connection with this strategic alliance, we recognize program fee revenue and collaboration revenue. Program fee revenue is derived from the upfront payment from King and is recognized ratably over our estimate of the development period under the strategic alliance with King. Collaboration revenues from reimbursement of development expenses are recognized as costs are incurred that relate to the strategic alliance with King.

Collaboration Revenue Receivable from King

We accrue a receivable for yet-to-be reimbursed development expenses incurred in connection with the strategic alliance with King. We expect to receive payment for the receivable within 90 days of the balance sheet date and classify the receivable as a current asset.

Cash, Cash Equivalents and Concentration of Cash Risk

We consider all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash maintained at two financial institutions and money market funds.

Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we consider our investments to be held as “available-for-sale.” We

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

classify these investments as current assets and carry them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). All realized gains and losses on our available-for-sale securities are recognized in results of operations. Our investments are maintained at one financial institution and are governed by our investment policy as approved by our Board of Directors. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We would recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (generally two to five years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term.

Impairment of Long-Lived Assets

We regularly perform reviews to determine if the carrying value of our long-lived assets is impaired. We consider facts or circumstances, either internal or external, that indicate that we may not recover the carrying value of the asset.

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

Business Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). Our operations are confined to one business segment: the clinical development and commercialization of novel painkillers.

Expenses for Clinical Trials

Research and development expense includes the cost of clinical trials. Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and treatment as well as on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received. In the event of early termination of a clinical trial, we accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation

We use the intrinsic-value method of accounting for stock based awards granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. Accordingly, we would recognize compensation expense in our financial statements in connection with stock options granted to employees and directors with exercise prices less than fair value at the time the stock option is granted. We record stock based compensation expense for non-employees at the fair value of the options granted in accordance with Statement of Financial Accounting Standards No. 123, or SFAS 123 and Emerging Issues Task Force No. 96-18, or EITF 96-18. The fair value of options granted to non-employees is estimated using a Black-Scholes option valuation model, or Black Scholes. The model considers a number of factors, including the market price and volatility of our common stock at the date of measurement. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest. The compensation expense related to all grants is amortized using the graded vesting method, in accordance with SFAS 123, EITF 96-18 and FASB Interpretation No. 28, over the vesting period of each respective stock option, generally four years. Assuming no change in the fair value of the award, the graded vesting method results in expensing approximately 57% of the total award value in year one, 26% in year two, 13% in year three and 4% in year four.

If we had recorded compensation expense for our stock based plans in a manner consistent with the fair value approach of SFAS 123, our net loss and loss per share would have been increased as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss as reported	$(30,670)	$(37,776)	$(21,617)
Deduct: Total stock based employee and director compensation expense determined under the fair valued based method for all awards	(7,772)	(6,188)	(5,153)
Add (deduct): Total stock based employee and director compensation included in net loss	—	7	(109)

Adjusted net loss	$(38,442)	$(43,957)	$(26,879)

Net loss per share basic and diluted as reported	$(0.70)	$(1.01)	$(0.73)

Adjusted net loss per share basic and diluted	$(0.88)	$(1.18)	$(0.90)

The weighted average fair value of stock options granted to employees and directors was $4.47 in 2005, $6.25 in 2004, and $5.48 in 2003. The fair value of each option granted to both employees, directors and non-employees was estimated using Black-Scholes with an expected life of options of 5 years from vesting date for employees and directors, 10 years for non-employee options and no dividend yield. We assumed volatility was between 78% and 86% in 2005, 89% and 95% in 2004, and 91% and 100% in 2003. We used risk-free interest rates of between 4% and 5% in 2005, 3% and 4% in 2004, and 2% and 5% in 2003.

For the 2000 Employee Stock Purchase Plan, the weighted-average fair value of purchase rights granted was $2.14 per share in 2005, $2.85 per share in 2004 and $2.74 in 2003 calculated using Black-Scholes with an expected life of 1 year in 2005 and 2 years in 2004 and 2003, and no dividend yield. We assumed volatility was between 41% and 46% in 2005, 89% and 94% in 2004 and between 91% and 100% in 2003. We used risk-free interest rates of 3% to 4% in 2005, 3% in 2004, and between 1% and 2% in 2003.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Loss per Share

Basic loss per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of convertible preferred stock, outstanding stock options and outstanding warrants.

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

	Years Ended December 31,
	2005	2004	2003
Options to purchase common shares	1,695,391	3,363,985	1,084,553
Warrants	150,000	220,000	220,000

	1,845,391	3,583,985	1,304,553

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Net loss	($30,670)	($37,776)	($21,617)
Other comprehensive income (loss)	65	(594)	50

Comprehensive loss	($30,605)	($38,370)	($21,567)

Income Taxes

Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized. Management performs assessments of the realization of deferred tax assets considering all available evidence, both positive and negative. These assessments require that management make significant judgments about many factors, including the amount and likelihood of future taxable income.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees and

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

directors, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We are required to adopt SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. We expect the adoption of SFAS 123R will have a material impact on our results of operations in that fiscal quarter and in each subsequent quarter, although it will have no impact on our overall financial position. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro-forma net loss and net loss per share in the Stock Based Compensation section above.

3. Collaboration Agreements

King Pharmaceuticals, Inc.

In November 2005, we and King announced a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150 million to us at the closing of this strategic alliance in December 2005, of which $3.7 million was recorded as program fee revenue for the year ended December 31, 2005. King is also obligated to pay us up to $150 million in payments based on the achievement of milestones in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us related to Remoxy and other abuse-resistant opioid painkillers pursuant to the collaboration agreement, of which $1.4 million was recorded as collaboration revenue for the year ended December 31, 2005. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1 billion in net sales of such drugs, for which the royalty is set at 15%.

Durect Corporation

We have an exclusive, worldwide licensing agreement with Durect Corporation to use a patented technology that forms the basis for a number of oral gel-cap drug candidates, including Remoxy. We have sub-licensed to King certain rights to develop and to commercialize Remoxy and certain other opioid drugs formulated in part with technology we licensed from Durect. Under the agreement with Durect, we control all of the preclinical, clinical, commercial manufacturing and sales/marketing activities for Remoxy and other abuse-resistant opioid painkillers. We reimburse Durect for formulation and related work, and will make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. Durect will supply us with certain components of Remoxy and other abuse-resistant opioid painkillers on a cost-plus basis. We also are responsible to pay Durect royalties on any related drug sales. King is obligated to reimburse us for costs we incur under the agreement with Durect, including royalties.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Investments
	Amortized Cost	Accrued Interest	Unrealized Gains	Unrealized Losses on Investments Held Under One Year	Unrealized Losses on Investments Held Over One Year	Estimated Fair Value
December 31, 2005
Cash & cash equivalents:
Money market securities	$95,599	$52	$—	$—	$—	$95,651

Total	95,599	52	—	—	—	95,651

Marketable securities available-for-sale:
U.S. government and agency obligation	40,785	255	—	(76)	(43)	40,921
Corporate obligation	65,644	854	7	(188)	(112)	66,205
Mortgage/asset-backed securities	9,928	14	—	(62)	(5)	9,875

	116,357	1,123	7	(326)	(160)	117,001

	$211,956	$1,175	$7	$(326)	$(160)	$212,652

December 31, 2004
Cash & cash equivalents:
Money market securities	$1,379	$—	$—	$—	$—	$1,379

Total	1,379	—	—	—	—	1,379

Marketable securities available-for-sale:
U.S. government and agency obligation	41,676	228	—	(265)	—	41,639
Corporate obligation	44,574	648	—	(222)	(5)	44,995
Mortgage/asset-backed securities	11,424	12	—	(52)	—	11,384

	97,674	888	—	(539)	(5)	98,018

	$99,053	$888	$—	$(539)	$(5)	$99,397

Of the $117.0 million of estimated fair value marketable securities at December 31, 2005, $107.6 million are in an unrealized loss position. This unrealized loss is primarily attributable to increases in prevailing interest rates subsequent to purchase of the underlying securities.

The gross realized losses and gains on the sale of available-for-sale securities during the years ended December 31, 2005, 2004 and 2003 were not material.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our marketable securities at December 31, 2005, consisted of the following (in thousands):

Less than one year	$38,060
Greater than one year but less than three years	78,941

$117,001

5. Property and Equipment

Property and equipment at December 31, consisted of the following (in thousands):

	2005	2004
Furniture and fixtures	$1,089	$630
Computers and software	128	224
Leasehold improvements	1,887	1,887

	3,104	2,741
Accumulated depreciation and amortization	(1,548)	(1,280)

	$1,556	$1,461

Depreciation expense was $368, $383 and $341 in 2005, 2004 and 2003, respectively.

6. Stockholders’ Equity

Common Stock

In 2003, we issued 7,730,500 shares of common stock at $6.50 per share in a follow-on public offering and received net proceeds of approximately $46.7 million, after deducting underwriting discounts and related expenses.

In 2004, we file with the Securities and Exchange Commission a registration statement, using a shelf registration process, and reserved 15,000,000 shares of common stock to be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and that may be sold directly by us to investors, through agents designated from time to time, or to or through underwriters or dealers. In 2004, we issued 8,000,000 shares of common stock at $7.25 per share in a follow-on public offering pursuant to this shelf registration statement and received net proceeds of approximately $54.5 million after deducting underwriting discounts and related expenses.

In 2005, we filed with the Securities and Exchange Commission a registration statement, using a shelf registration process under which we may offer to sell any combination of securities described in the registration statement in one or more offerings, up to a total dollar amount of $150 million. We have not sold any securities under this registration statement.

Preferred Stock

Our Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In 2005, our Board of Directors adopted a stockholder rights plan designed to guard against partial tender offers and other coercive tactics to gain control of the Company without offering a fair and adequate price and terms to all of Pain Therapeutics’ stockholders. Pursuant to the stockholder rights plan, our Board of Directors declared and paid a dividend of one right to purchase one one-thousandth share of the Company’s Series A Participating Preferred Stock for each outstanding share of our common stock. Each of these rights entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment at any time.

Warrants

As of December 31, 2005, we have outstanding warrants to purchase 150,000 shares of common stock at $1.00 per share. These warrants were issued in connection with corporate activities. The value of these warrants was immaterial. These warrants expire in 2010.

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, or the Purchase Plan, eligible employees may purchase common stock through payroll deductions of up to 15% of the employee’s compensation. The purchase price of the stock is generally 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan. Shares reserved for issuance under the Purchase Plan may be automatically increased each year by the amount equal to the lesser of (i) 500,000 shares, (ii) 1% of the initially outstanding shares of common stock on such date, or (iii) an amount determined by our Board of Directors. We have issued 276,510 shares of common stock pursuant to the Purchase Plan through December 31, 2005, leaving 223,490 shares reserved for issuance.

1998 Stock Plan

Under the 1998 Stock Plan, our employees, directors and consultants may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees. Through December 31, 2005 a total of 10,600,000 shares of common stock were authorized for issuance under the 1998 Stock Plan. The 1998 Stock Plan allows for annual increases in the number of common shares authorized for issuance equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by our Board of Directors.

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

The 1998 Stock Plan also provides for the automatic grant of options to purchase shares of common stock to outside directors. On the date of each annual stockholders’ meeting, each outside director is automatically granted an option to purchase 25,000 shares of common stock. The term of the option is ten years, the exercise price is 100% of the fair market value of the stock on the date of grant, and the option becomes exercisable as to 25% of the shares on the anniversary of its date of grant provided the optionee continues to serve as a director on such dates.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity under the 1998 Stock Plan:

	Number of options	Weighted- average exercise price
Options outstanding as of December 31, 2002	3,993,629	$6.15
Granted	1,146,300	6.70
Exercised	(272,150)	0.83
Forfeited	(499,270)	7.00

Options outstanding as of December 31, 2003	4,368,509	6.53
Granted	1,373,100	7.56
Exercised	(184,257)	2.57
Forfeited	(222,618)	6.28

Options outstanding as of December 31, 2004	5,334,734	6.94
Granted	1,880,300	5.75
Exercised	(148,136)	1.08
Forfeited	(73,406)	7.90

Options outstanding as of December 31, 2005	6,993,492	$6.74

Shares reserved for issuance and available for grant under the 1998 Stock Plan were 1,197,312 as of December 31, 2005.

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options outstanding
	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable
Range of exercise prices				Number of vested options	Weighted average exercise price
$0.10—$ 4.99	700,200	6.43	$2.80	509,226	$2.33
5.25	995,000	9.41	5.25	145,101	5.25
5.34— 6.67	718,904	8.76	6.06	209,920	6.21
6.71— 6.85	786,000	6.72	6.75	616,166	6.72
6.90	700,000	6.45	6.90	685,416	6.90
6.92— 7.16	842,452	7.47	7.13	502,750	7.13
7.25— 7.75	745,512	8.52	7.50	237,397	7.50
7.78— 8.00	763,300	8.12	7.80	333,818	7.83
8.03— 14.13	667,124	5.92	9.72	585,244	9.88
18.63	75,000	4.71	18.63	75,000	18.63

$0.10—$18.63	6,993,492	7.59	$6.74	3,900,038	$7.00

7. Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may elect to contribute the lesser of 20% of their annual compensation or the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2005, we have not made any matching contributions.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

There is no provision for income taxes because we have incurred losses through December 31, 2005. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$51,300	$38,300	$25,300
Research and development credits	7,200	7,700	4,800
Stock related compensation	800	900	4,700
Other	2,400	3,000	800

Total deferred tax assets	61,700	49,900	35,600
Valuation allowance	(61,700)	(49,900)	(35,600)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which we are uncertain. We have concluded that it was more likely than not that our deferred tax assets would not be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $11,800, $14,300, and $12,590, during 2005, 2004 and 2003, respectively.

As of December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of approximately $126.2 million, which expire in the years 2018 through 2025 and federal research and developments tax credits of approximately $5.8 million, which expire in the years 2018 through 2025. As of December 31, 2005, we had net operating loss carryforwards for state income tax purposes of approximately $126.2 million, which expire in the years 2008 through 2015 and state research and development tax credits of approximately $1.3 million, which do not expire.

Utilization of our net operating loss and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and credits before utilization.

9. Leases and Commitments

We conduct our product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations, however these contracts are cancelable on thirty days notice and our obligations under these contracts are largely based on services performed.

We currently lease office space and equipment pursuant to non-cancelable operating leases that will expire at various dates through 2010. Future minimum lease payments for these leases are as follows for the years ended December 31, (in thousands):

	2006	2007	2008	2009	2010	Total
Future minimum lease payments	$191	$187	$196	$206	$160	$940

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rent expense was $178,000, $178,000, and $171,000 for the years ended December 31, 2005, 2004, and 2003 respectively.

10. Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2005
Total revenues	—	—	—	$5,080
Net loss	$(8,589)	$(10,182)	$(8,767)	$(3,132)
Basic and diluted loss per common share	$(0.20)	$(0.23)	$(0.20)	$(0.07)
2004
Net loss	$(10,163)	$(9,066)	$(9,231)	$(9,316)
Basic and diluted loss per common share	$(0.29)	$(0.26)	$(0.26)	$(0.22)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2005. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2005 was effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP, the registered public accounting firm, on management’s assessment of internal control over financial reporting is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Pain Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pain Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pain Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pain Therapeutics, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Pain Therapeutics, Inc. and our report dated February 21, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Palo Alto, California

February 21, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Officers of the Registrant

The information regarding our directors, executive officers and the audit committee of our board of directors is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2006 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2005.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. We publicize the Code of Ethics through posting the policy on our website, http://www.paintrials.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

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

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(4)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(4)	1998 Stock Plan and form of agreements thereunder.

10.3(4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.4(5)	Employment Agreement dated August 29, 2000, between Registrant and Grant L. Schoenhard, Ph.D.

10.5(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, M.D., Ph.D.

10.6(4)	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

10.7(6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.

10.8 +	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.9 +	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.10+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

Exhibit Number	Description of Document

10.11+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 55).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
+	Confidential treatment has been requested for certain portions of this agreement. The omitted portions have been filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The exhibits listed under Item 14(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed, furnished.

(c)	Financial Statement Schedules

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

Dated: February 23, 2006

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

Signature	Title	Date

/s/ REMI BARBIER Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2006

/s/ PETER S. RODDY Peter S. Roddy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2006

/s/ NADAV FRIEDMANN, PH.D., M.D., Nadav Friedmann, PH.D., M.D.,	Chief Operating and Medical Officer and Director	February 23, 2006

/s/ ROBERT Z. GUSSIN, PH.D. Robert Z. Gussin, Ph.D.	Director	February 23, 2006

/s/ VERNON R. LOUCKS, JR. Vernon R. Loucks, Jr.	Director	February 23, 2006

/s/ MICHAEL J. O’DONNELL, ESQ. Michael J. O’Donnell, Esq.	Director and Secretary	February 23, 2006

/s/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	February 23, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(2)	Specimen Common Stock Certificate.
4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, Registrant the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(4)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(4)	1998 Stock Plan and form of agreements thereunder.
10.3(4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(5)	Employment Agreement dated August 29, 2000, between Registrant and Grant L. Schoenhard, Ph.D.
10.5(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, M.D., Ph.D.
10.6(4)	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.
10.7(6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.
10.8+	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.9+	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.10+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.11+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 55).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
+	Confidential treatment has been requested for certain portions of this agreement. The omitted portions have been filed separately with the Securities and Exchange Commission.