Form 10-Q
period 2006-03-31
PAIN THERAPEUTICS INC
filed 2006-05-10
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	44,107,260 Shares
Outstanding at April 14, 2006

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2006	December 31, 2005(1)
ASSETS
Current assets:
Cash and cash equivalents	$67,825	$95,651
Marketable securities	141,963	117,001
Collaboration revenue receivable	4,234	889
Prepaid expenses	125	623

Total current assets	214,147	214,164

Property and equipment, net	1,556	1,556
Other assets	75	75

Total assets	$215,778	$215,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$820	$998
Accrued development expense	6,318	4,461
Deferred program fee revenue - current portion	26,200	26,200
Accrued compensation and benefits	775	501
Other accrued liabilities	1,847	187

Total current liabilities	35,960	32,347

Non-current liabilities
Deferred program fee revenue - noncurrent portion	113,538	120,088

Total liabilities	149,498	152,435

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	44	44
Additional paid-in-capital	208,868	206,489
Accumulated other comprehensive loss	(815)	(479)
Accumulated deficit	(141,817)	(142,694)

Total stockholders’ equity	66,280	63,360

Total liabilities and stockholders’ equity	$215,778	$215,795

(1)	Derived from the Company’s audited financial statements as of December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue
Program fee revenue	$6,550	$—
Collaboration revenue	8,776	—

Total revenue	15,326	—

Operating expenses:
Research and development	12,854	8,122
General and administrative	1,970	1,038

Total operating expenses	14,824	9,160

Operating income (loss)	502	(9,160)

Interest and other income	2,088	571

Income (loss) before provision for income taxes	2,590	(8,589)
Provision for income taxes	1,713	—

Net income (loss)	$877	$(8,589)

Earnings per share
Basic	$0.02	$(0.20)

Diluted	$0.02	$(0.20)

Weighted-average shares used to compute earnings per share
Basic	43,995	43,664

Diluted	45,505	43,664

Included in research and development and general and administrative expenses are non-cash stock based compensation expenses of $957 thousand and $728 thousand, respectively, totaling $1,685 thousand for the three months ended March 31, 2006. The non-cash stock-based compensation expense was immaterial for the three months ended March 31, 2005.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows used in operating activities:
Net income (loss)	$877	$(8,589)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	94	92
Non-cash stock based compensation (reversal)	1,685	(33)
Non-cash change in interest income, net	(498)	245
Changes in operating assets and liabilities:
Collaboration revenue receivable	(3,345)	—
Prepaid expenses	498	107
Accounts payable	(178)	27
Accrued development expense	1,857	163
Deferred program fee revenue	(6,550)	—
Accrued compensation and benefits	274	224
Other accrued liabilities	1,660	11

Net cash used in operating activities	(3,626)	(7,753)

Cash flows used in investing activities:
Purchases of property and equipment	(94)	(35)
Purchases of marketable securities	(46,284)	(6,557)
Sales of marketable securities	15,204	13,017
Maturities of marketable securities	6,280	—

Net cash provided by (used in) investing activities	(24,894)	6,425

Cash flows from financing activities:
Proceeds from issuance of common stock, net	694	56

Net cash provided by financing activities	694	56

Net decrease in cash and cash equivalents	(27,826)	(1,272)
Cash and cash equivalents at beginning of period	95,651	1,379

Cash and cash equivalents at end of period	$67,825	$107

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

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

Our development activities involve inherent risks. These risks include, among others, dependence on our collaboration partners, key personnel and determination of patentability and protection of our products and processes. In addition, we have drug candidates that have not yet obtained approval from the U. S. Food and Drug Administration, or FDA. Successful future operations depend on our ability to obtain approval for and commercialize these products.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. Certain reclassifications have been made to the prior year financial statements to conform to the presentation in 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue earned and expenses incurred during the reporting period. Actual results could differ from those estimates.

Note 2. Significant Accounting Policies

Revenue Recognition and Deferred Program Fee Revenue

In November 2005, we and King Pharmaceuticals, Inc., or King, announced that we entered into a strategic alliance to develop and commercialize Remoxy and other abuse-

resistant opioid painkillers. In connection with the strategic alliance, we recognize program fee revenue and collaboration revenue. Program fee revenue is derived from the upfront payment from King and is recognized ratably over our estimate of the development period under the strategic alliance with King. Collaboration revenues from reimbursement of development expenses are recognized as costs that relate to the strategic alliance with King are incurred.

Collaboration Revenue Receivable from King

We accrue a receivable for yet-to-be reimbursed development expenses incurred in connection with the strategic alliance with King. We expect to receive payment for the receivable within 90 days of the balance sheet date and classify the receivable as a current asset.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share is computed on the basis of the weighted-average number of common shares plus potential dilutive common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding stock options and warrants.

The following table summarizes the components of the numerator and denominator in the calculation of diluted income per share for the three months ended March 31, 2006 (in thousands):

Numerator:
Net income	$877

Denominator:
Weighted-average shares outstanding used to compute basic income per share	43,995
Effect of dilutive stock options and warrants	1,510

Weighted-average shares outstanding and effect of dilutive securities used to compute diluted income per share	45,505

Options to purchase 1,377,492 common shares at exercises prices of between $5.97 and $18.63 were excluded from the denominator in the calculation of earnings per share for the three months ending March 31, 2006 because such options were anti-dilutive, as the exercise prices were greater than the average market price for our common stock during that period.

We reported a loss for the three months ended March 31, 2005. Therefore, all potential shares of common stock related to potentially dilutive securities have been excluded from the calculation of diluted loss per share for this period because they are anti-dilutive.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net loss and other comprehensive income (loss), which consists of net unrealized holding gains and losses on available-for-sale securities, as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$877	$(8,589)
Other comprehensive (loss)	(336)	(279)

Comprehensive income (loss)	$541	$(8,868)

Note 4. Stock-Based Compensation

Adoption of SFAS 123R

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. This statement requires companies to recognize expense in the income statement for the fair value of all share-based payments to employees and directors, including grants of employee stock options. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and its interpretations, and amends FASB Statement No. 95, Statement of Cash Flows.

We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. Under this transition method, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation expense recognized in the three months ended March 31, 2006 includes compensation cost for all outstanding stock-based awards. We did not restate results for prior periods.

Prior to January 1, 2006, we used the intrinsic-value method of accounting for stock-based awards granted to employees and directors in accordance with APB 25 and its interpretations. Accordingly, we did not recognize compensation cost in our financial statements prior to January 1, 2006 for these awards because stock options granted to employees and directors had exercise prices equal to the fair value at the time the stock option was granted.

In adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, as of January 1, 2006, we will continue using the Black-Scholes option valuation model, or Black-Scholes and use the single-option award approach and straight-line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

Prior to adoption of SFAS 123R, we calculated the value of options granted to employees and directors for disclosure in the footnotes to our financial statements pursuant to Statement of Financial Accounting Standards No. 123, or SFAS 123, using Black-Scholes, the multiple-option award approach and the accelerated attribution method. This approach uses a graded vesting method over the vesting period of each respective stock option, generally four years. The graded vesting method results in recognizing as compensation cost more than 50% of the fair value of an option in year one, with the remainder recognized in decreasing amounts from year two to year four. Under the modified-prospective transition method of SFAS 123R, we will continue to calculate compensation cost for options granted prior to January 1, 2006 using the multiple-option award approach and accelerated attribution method.

We estimate forfeitures when recognizing expense under SFAS 123R and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, we have estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for awards granted subsequent to the date of adoption.

As a result of adopting SFAS 123R, our research and development, general and administrative and operating expenses included $0.7 million, $0.7 million and $1.4 million, respectively, of non-cash stock-based compensation expense for the three months ended March 31, 2006. These expenses decreased our net income and our net income per share during this period by $1.4 million and $0.03 per share, basic and diluted, respectively.

Given our current estimates of future forfeitures, we expect to recognize the compensation expense related to non-vested options as of March 31, 2006 of $7.5 million over the weighted average recognition period of 2.0 years.

We did not retroactively apply SFAS 123R to periods prior to January 1, 2006. If we had recorded compensation expense for our stock based plans in a manner consistent with the fair value approach of SFAS 123, our net loss and net loss per share for the three months ended March 31, 2005 would have been as follows (in thousands, except per share data):

Three months ended March 31, 2005
Net loss, as reported	$(8,589)
Deduct: Total stock based employee and director compensation expense determined under the fair value based method for all awards	(1,522)
Add : Total stock based employee and director compensation included in net loss	—

Adjusted net loss	$(10,111)

Net loss per common share basic and diluted as reported	$(0.20)

Adjusted net loss per common share basic and diluted	$(0.23)

1998 Stock Plan

Under the 1998 Stock Plan, our employees, directors and consultants may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees. Through March 31, 2006 a total of 12,600,000 shares of common stock were authorized for issuance under the 1998 Stock Plan. The 1998 Stock Plan allows for annual increases in the number of common shares authorized for issuance equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by our Board of Directors.

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

The following summarizes stock option activity for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006		2005
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Options outstanding, beginning of period	6,993,492	$6.74	5,334,734	$6.94
Granted	67,500	$7.46	264,000	$6.51
Exercised	(155,372)	$4.47	(23,136)	$2.24
Forfeited	(23,304)	$6.21	(29,830)	$5.50
Expired	(156)	$6.65	(27,934)	$11.66

Options outstanding, end of period	6,882,160	$6.80	5,517,834	$6.92

Shares reserved for issuance and available for grant under the 1998 Stock Plan were 3,153,272 as of March 31, 2006.

The following summarizes information about stock options outstanding at March 31, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$0.10 - $5.25	1,601,152	8.09	$4.36	658,271	$3.34
5.34 - 6.71	1,247,513	7.22	6.34	782,839	6.56
6.82 - 7.12	1,158,900	6.87	6.91	914,416	6.91
7.16 - 7.70	1,240,828	7.82	7.30	603,202	7.25
7.75 - 8.86	1,173,767	7.64	7.95	624,331	8.06
9.11 - 18.63	460,000	5.13	11.92	448,330	11.99

$0.10 - $18.63	6,882,160	7.40	$6.80	4,031,389	$7.05

Options outstanding at March 31, 2006 had an aggregate intrinsic value of $28.9 million. Options exercisable at March 31, 2006 had a weighted average remaining contractual life of 6.5 years and an aggregate intrinsic value of $16.2 million. Options to purchase 6,693,474 shares of vested and expected to vest at March 31, 2006 had a weighted average exercise price of $6.81 per share, a weighted average remaining contractual life of 7.4 years and an aggregate intrinsic value of $28.0 million.

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.8 million. Cash received from all share based payments for the three months ended March 31, 2006 was $0.7 million.

Determining the Fair Value of Options

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking assumptions on the date of grant of each stock option granted to employees and directors during the period ended March 31, 2006 and 2005:

	2006	2005
Factors:
Volatility	74%	82%
Risk-free interest rates	5%	4%
Expected life of option	5 years	5 years
Forfeiture rate	5%	—
Dividend yield	—	—

Our volatility assumption is based on reviews of the historical volatility of our common stock. Our risk-free interest rate assumption is based on yields of US treasury notes in effect at the date of grant. Our expected life of option assumption is based on actual historical option exercises. The expected life of options granted in 2006 is based on 5 years from date of grant. Options granted in 2005 are separated into 4 separate units that correspond to annual vesting periods and each unit has an expected life of 5 years. Our forfeiture rate assumption is based on historical cancellations of options. Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees in the three months ended March 31, 2006 and 2005 was $4.75 and $5.20, respectively.

We estimate the fair value of stock options granted to non-employees and for our Employee Stock Purchase Plan using forward-looking assumptions similar to those used for stock options granted to employees and appropriate for the terms underlying the stock options granted to non-employees and the offerings under the Employee Stock Purchase Plan. We re-measure the compensation expense for options granted to non-employees over the related vesting period. The expense related to stock options granted to non-employees was approximately $0.2 million during the three months ended March 31, 2006 and immaterial during the three months ended March 31, 2005. The expense related to the Employee Stock Purchase Plan was immaterial during the period ended March 31, 2006.

In accordance with the provisions of the 1998 Stock Plan, effective January 1, 2006, the number of shares of common stock authorized for issuance under the 1998 Stock Plan was increased from 10,600,000 shares to 12,600,000 shares.

Note 5. Income Taxes

In 2005, King made an upfront cash payment of $150 million to us in connection with our strategic alliance. We expect to have taxable income for 2006 primarily due to the recognition in 2006 of $146.3 million of the upfront cash payment. We expect to fully offset that taxable income for 2006 with deductions related to a combination of our net operating losses and tax credits from prior years. However, under current tax laws, the use of such deductions will result in an alternative minimum tax. We estimate the alternative minimum tax for the calendar year 2006 to be approximately $2.6 million. We recognized $1.7 million of tax expense related to this alternative minimum tax for the three months ended March 31, 2006.

Realization of the $1.7 million deferred tax asset that results from the recognition of tax expense from alternative minimum taxes is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not, that such deferred tax asset would not be realized. Accordingly, the deferred tax asset has been fully offset by a valuation allowance.

In addition, we have not recorded any deferred tax assets related to the compensation costs that result from the adoption of SFAS 123R because the utilization of such assets or liabilities is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax assets would not be realized. Accordingly, all of our deferred tax assets have been fully offset by a valuation allowance as of March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements concerning:

•	increases in collaboration revenue to be received from King Pharmaceuticals and other payments we may receive from our strategic alliances;

•	the anticipated number of patients to be enrolled in clinical trials;

•	potential sources of clinical and commercial supply of Remoxy and its components;

•	expansion of our product line, including the formulation of additional dosage forms of Remoxy;

•	increases in our collaboration fee revenue;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of the potential market for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital or increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	expenses increasing substantially or fluctuations in our operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months,

•	assumptions and estimates used for our disclosures regarding stock based compensation in connection with SFAS 123R; and

•	estimates concerning the provision for taxes and realization of deferred tax assets for calendar year 2006.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials);

•	the uncertainty of patent protection for our intellectual property or trade secrets;

•	potential infringement of the intellectual property rights or trade secrets of third parties;

•	pursuing in-license and acquisition opportunities;

•	hiring and retaining personnel; and

•	our financial position and our ability to obtain additional financing if necessary.

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

We are currently developing two oral, small molecule proprietary drug candidates to treat patients who suffer from severe chronic pain, such as pain associated with advanced osteoarthritis and low-back pain.

Both of our novel drug candidates are currently in Phase III clinical programs:

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

In February 2006, we and King announced that Remoxy completed a Special Protocol Assessment with the FDA. As a result, the companies are conducting a pivotal Phase III trial with Remoxy in approximately 400 patients with severe chronic pain.

We have not been profitable for a full fiscal year and we have yet to generate any revenues from product sales. Through March 31, 2006, we have recorded an accumulated deficit of approximately $141.8 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical studies and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. If our development efforts result in regulatory approval and successful commercialization of our drug candidates, we plan to generate revenue from direct sales of our drugs other than the drug candidates developed pursuant to our collaboration with King Pharmaceuticals, for which we will receive royalties, and, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of such other licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

We focus all of our research and development efforts on the research and development of opioid drugs for the treatment of pain. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended March 31,
	2006	2005
Compensation	$2,358	$1,060
Contractor fees(1)	8,943	6,340
Supplies(2)	1,046	168
Other (3)	507	554

	$12,854	$8,122

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

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

Critical Accounting Policies

Our Critical Accounting Policies are described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. Except for the adoption of FAS 123R, there have been no changes to our Critical Accounting Policies for the period ended March 31, 2006.

Adoption of SFAS 123R

We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. Under this transition method, we record compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation cost recognized in the three months ended March 31, 2006 includes compensation cost for all outstanding stock-based awards. In addition, we did not restate results for prior periods.

Prior to January 1, 2006, we used the intrinsic-value method of accounting for stock-based awards granted to employees and directors in accordance with APB 25 and its interpretations. Accordingly, we did not recognize compensation cost in our financial statements prior to January 1, 2006 for these awards because stock options granted to employees and directors had exercise prices equal to the fair value at the time the stock option was granted.

As a result of adopting SFAS 123R, our research and development, general and administrative and operating expenses were $0.7 million, $0.7 million and $1.4 million, respectively, for the three months ended March 31, 2006 than if we had continued to account for share-based compensation according to with APB 25 and its interpretations. These expenses decreased our net income and our net income per share during this period by $1.4 million and $0.03 per share basic and diluted, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options of $7.5 million over the weighted average recognition period of 2.0 years.

We did not retroactively apply SFAS 123R to periods prior to January 1, 2006. If we had recorded compensation expense for our stock based plans in a manner consistent with the fair value approach of SFAS 123, our net loss and net loss per share for the three months ended March 31, 2005 would have been increased to include approximately $1.5 million of total stock based employee and director compensation expense determined under the fair valued based method for all awards. The net loss and net loss per share would have increased from $0.20 per common share basic and diluted to $0.23 per common share basic and diluted.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenue – Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of this upfront fee were $6.6 million in the three months ended March 31, 2006. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We did not have any corresponding program fee revenue in the first quarter of 2005.

Revenue - Collaboration revenue

Collaboration revenues were $8.8 million in the first quarter of 2006, related to reimbursement of our development expenses incurred pursuant to the King strategic alliance during the first quarter of 2006. We did not have any corresponding collaboration revenue in the first quarter of 2005.

We expect collaboration revenues to increase significantly in 2006 and beyond in connection with future increases in our research and development activities for Remoxy and other abuse-resistant drug candidates and reimbursement of these expenses pursuant to the King collaboration agreement. We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses.

Research and Development

Research and development expenses consist primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expenses increased to $12.9 million from $8.1 million in the three months ended March 31, 2006 and 2005, respectively. The increase was primarily due to increases in development costs for Remoxy and other abuse-resistant drug candidates and non-cash stock related compensation costs associated with the adoption of SFAS 123R, partially offset by decreases in clinical trial activities for Oxytrex and other research and development activities.

We expect research and development expenses to increase over the next several years as we expand our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including our Phase III clinical trials of Remoxy and other abuse resistant drug candidates as well as further clinical development of Oxytrex. King is obligated to reimburse development expenses for Remoxy and other abuse resistant drug candidates pursuant to our agreement. Also, we expect to continue other development efforts on our drug candidates. The increase in research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses increased to $2.0 million from $1.0 million in the three months ended March 31, 2006 and 2005, respectively, primarily due to increases in non-cash stock related compensation costs associated with the adoption of SFAS 123R. We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our product candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and studies.

Interest and Other Income

Interest income increased to $2.1 million from $0.6 million in the three months ended March 31, 2006 and 2005, respectively, primarily due to increases in average balances of marketable securities and, to a lesser extent, increases in prevailing interest rates on investments in marketable securities. We expect our interest income to decrease during the remainder of 2006 as we use cash to fund our operations.

Provision for Income Taxes

In 2005, King made an upfront cash payment of $150 million to us in connection with our strategic alliance. We expect to have taxable income for 2006 primarily due to the recognition in 2006 of $146.3 million of the upfront cash payment. We expect to fully offset that taxable income for 2006 for tax purposes with deductions related to a combination of our net operating losses and tax credits from prior years. However, under current tax laws, the use of such deductions will result in alternative minimum taxes. We estimate the alternative minimum taxes for the calendar year 2006 to be approximately $2.7 million. We recognized $1.7 million of tax expense related to this alternative minimum tax for the three months ended March 31, 2006.

Realization of the $1.7 million deferred tax asset that results from the recognition of tax expense from alternative minimum taxes is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax assets would not be realized. Accordingly, the deferred tax asset has been fully offset by a valuation allowance.

In addition, we have not recorded any deferred tax assets related to the compensation costs that result from the adoption of SFAS 123R because the utilization of such assets or liabilities is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax assets would not be realized. Accordingly, all of our deferred tax assets have been fully offset by a valuation allowance at March 31, 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. We intend to continue to use the proceeds from these offerings and our collaboration with King to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2006, cash, cash equivalents and marketable securities were $209.8 million.

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2006. Cash used in operating activities related primarily to the funding of operating expenses.

Our investing activities to purchase property and equipment were immaterial for the three months ended March 31, 2006. Other investing activities for the three months ended March 31, 2006 consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Our financing activities provided $0.7 million in the three months ended March 31, 2006, primarily from the exercise of stock options issued under our 1998 Stock Plan.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2006. Our formulation agreement with Durect

Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of approximately $141.8 million. While our cash requirements to fund our operations were lower in the first quarter of 2006 than the first quarter of 2005 due to the obligation of King under the strategic alliance to reimburse us for certain expenses, we expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available on terms acceptable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2006 by approximately $0.9 million. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of March 31, 2006, our investments consisted of short-term investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our future operating results may vary substantially from anticipated results due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. You should carefully consider these factors before making an investment decision. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our common stock could decline, and you could experience losses on your investment in our common stock.

Risks Relating to our Financial Position and Need for Financing

Our operating history may make it difficult for you to evaluate our business to date and to assess its future viability.

We were founded in May 1998. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our drug candidates and forming collaborations. We have not yet demonstrated our ability to obtain regulatory approval, formulate and manufacture our drug candidates on a commercial scale or conduct sales and marketing activities. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future.

We have incurred net losses each year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $141.8 million as of March 31, 2006. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We have funded all of our operations and capital expenditures with the proceeds from our public and private stock offerings. We expect that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, we may need to raise additional funds within such twelve-month period or thereafter and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, if available, such financings may involve covenants that restrict our business activities. If we raise additional capital through strategic alliance and license arrangements, we may have to trade our rights to our technology, intellectual property or drug candidates to others in such arrangements on terms that may not be favorable to us.

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

Our Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. FDA guidelines recommend that the efficacy of new painkillers be demonstrated in more than one clinical model of pain. This means that even if one of our Phase III clinical trials demonstrates positive results for our drug candidates, we are likely to have to demonstrate positive results in one or more additional Phase III clinical trials prior to receiving broad label FDA approval for treatment of severe chronic pain. Even if the results of our Phase III clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before we can submit an NDA or obtain FDA approval for any of our drug candidates.

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

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development and studies. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require us to conduct additional clinical trials, in which case we would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. In particular, the FDA may require additional toxicology studies for certain excipients used in Remoxy or any of our other drug candidates. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals would:

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

Government agencies may establish and promulgate usage guidelines that could limit the use of our drug candidates.

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

Pursuant to our strategic alliance with King Pharmaceuticals, we will jointly manage Phase III clinical trials and NDA submissions in the United States for Remoxy and other abuse resistant drug candidates with King. We rely on King to devote time and resources to the development and commercialization of Remoxy and other abuse resistant drug candidates. If King limits its time and resources devoted to the strategic alliance, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected.

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

In addition, any revenues we receive would depend upon our collaborators’ efforts which may not be adequate due to lack of attention or resource commitments, management turnover, change of strategic focus, business combinations or other factors outside of our control. Depending upon the terms of our collaboration, the remedies we have against an under-performing collaborator may be limited. If we were to terminate the relationship, it may be difficult or impossible to find a replacement collaborator on acceptable terms, or at all.

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

Our success, competitive position and potential future revenues will depend in part on our ability to protect our intellectual property. If we or our collaborators fail to file, prosecute, obtain or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result.

We and our collaborators have filed patent applications with the U.S. Patent Office to further protect our technologies. Certain patents are issued and a number of patent applications are pending. If issued, we believe these applications would protect our technologies through at least 2020. If these patent applications do not result in issued patents, the duration or scope of our patent rights may be limited and our future revenues could be lower as a result.

We may be involved in challenges to our intellectual property. An adverse outcome of a challenge to our intellectual property could result in loss of claims of patents or other intellectual property rights that pertain to certain drugs we currently have under development and could have a material adverse impact on our future revenues.

We intend to file additional patent applications relating to our technology, products and processes. We may direct our collaborators to file additional patent applications relating to the licensed technology or we may do so ourselves. However, our competitors may challenge, invalidate or circumvent any of our current or future patents. These patents may also fail to provide us with meaningful competitive advantages.

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

We will need to hire additional qualified personnel with expertise in clinical research, preclinical testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the San Francisco Bay area, is intense, and our search for such personnel may not be successful. Attracting and retaining qualified personnel is critical to our success.

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

Law enforcement concerns over diversion of opioids and social issues around abuse of opioids may make the regulatory approval process and commercialization for our drug candidates very difficult.

Media stories regarding the diversion of opioids and other controlled substances are commonplace. Law enforcement agencies or regulatory agencies may apply policies that seek to limit the availability of opioids. Such efforts may adversely affect the regulatory approval and commercialization of our drug candidates.

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

To date, Durect has not produced commercial-scale supply of these components. If we and King receive marketing approval for and commercially launch Remoxy or other abuse resistant candidates, we anticipate that Durect will need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for Remoxy and other abuse resistant drug candidates in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing may require additional validation studies, which the FDA must review and approve. If Durect is unable to successfully increase the manufacturing capacity for such components of Remoxy and other abuse resistant drugs, at an acceptable cost or otherwise, and we are unable to establish alternative manufacturing capabilities, the commercial launch or continued commercialization after a commercial launch of Remoxy and other abuse resistant drugs may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our revenues and cause our business to suffer.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in our preclinical studies and clinical trials;

•	the success of our collaboration agreements;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	regulatory developments or changes in regulatory guidance;

•	litigation or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

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

Date: May 9, 2006

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