Form 10-Q
period 2006-06-30
PAIN THERAPEUTICS INC
filed 2006-08-09
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	44,173,867
Shares Outstanding at August 1, 2006

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2006	December 31, 2005(1)
ASSETS
Current assets:
Cash and cash equivalents	$51,109	$95,651
Marketable securities	154,232	117,001
Collaboration revenue receivable	6,305	889
Prepaid expenses	47	623

Total current assets	211,693	214,164

Property and equipment, net	1,475	1,556
Other assets	75	75

Total assets	$213,243	$215,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596	$998
Accrued development expense	5,641	4,461
Deferred program fee revenue - current portion	26,200	26,200
Accrued compensation and benefits	325	501
Accrued income tax	4,357	—
Other accrued liabilities	84	187

Total current liabilities	37,203	32,347

Non-current liabilities
Deferred program fee revenue - noncurrent portion	106,988	120,088

Total liabilities	144,191	152,435

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock	—	—
Common stock	44	44
Additional paid-in-capital	210,588	206,489
Accumulated other comprehensive loss	(1,130)	(479)
Accumulated deficit	(140,450)	(142,694)

Total stockholders’ equity	69,052	63,360

Total liabilities and stockholders’ equity	$213,243	$215,795

(1)	Derived from the Company’s audited financial statements as of December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Program fee revenue	$6,550	$—	$13,100	$—
Collaboration revenue	7,196	—	15,972	—

Total revenue	13,746	—	29,072	—

Operating expenses:
Research and development(1)	10,188	9,518	23,042	17,640
General and administrative	2,049	1,139	4,019	2,177

Total operating expenses	12,237	10,657	27,061	19,817

Operating income (loss)	1,509	(10,657)	2,011	(19,817)

Interest and other income	2,468	475	4,556	1,046

Income (loss) before provision for income taxes	3,977	(10,182)	6,567	(18,771)
Provision for income taxes	2,610	—	4,323	—

Net income (loss)	$1,367	$(10,182)	$2,244	$(18,771)

Earnings per share
Basic	$0.03	$(0.23)	$0.05	$(0.43)

Diluted	$0.03	$(0.23)	$0.05	$(0.43)

Weighted-average shares used to compute earnings per share
Basic	44,138	43,744	44,067	43,704

Diluted	45,258	43,744	45,381	43,704

(1)	Included in research and development and general and administrative expenses are non-cash stock-based compensation expenses of $793 thousand and $642 thousand, respectively, totaling $1,435 thousand for the three months ended June 30, 2006 and $1,750 thousand in research and development and $1,370 thousand in general and administrative, totaling $3,120 thousand for the six months ended June 30, 2006. The non-cash stock-based compensation expense included in our financials for the three and six months ended June 30, 2005 was immaterial.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows used in operating activities:
Net income (loss)	$2,244	$(18,771)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	175	183
Non-cash change in interest income, net	(930)	307
Non-cash stock based compensation	3,120	90
Changes in operating assets and liabilities:
Collaboration revenue receivable	(5,416)	—
Prepaid expenses	576	224
Accounts payable	(402)	129
Accrued development expense	1,180	561
Deferred program fee revenue	(13,100)	—
Accrued compensation and benefits	(176)	(227)
Accrued income tax	4,357	—
Other accrued liabilities	(103)	(6)

Net cash used in operating activities	(8,475)	(17,510)

Cash flows used in investing activities:
Purchases of property and equipment	(94)	(152)
Purchases of marketable securities	(76,551)	(23,551)
Sales of marketable securities	18,864	42,197
Maturities of marketable securities	20,735	—

Net cash provided by (used in) investing activities	(37,046)	18,494

Cash flows from financing activities:
Proceeds from issuance of common stock, net	979	149

Net cash provided by financing activities	979	149

Net increase (decrease) in cash and cash equivalents	(44,542)	1,133
Cash and cash equivalents at beginning of period	95,651	1,379

Cash and cash equivalents at end of period	$51,109	$2,512

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006. Certain reclassifications have been made to the prior year financial statements to conform to the presentation in 2006.

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

Note 2. Significant Accounting Policies

Revenue Recognition and Deferred Program Fee Revenue

We and King Pharmaceuticals, Inc., or King, are engaged in a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. In connection with the strategic alliance, we recognize program fee revenue and collaboration revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four product candidates expected to be developed under the strategic alliance with King. Of those drug candidates, Remoxy is in Phase III clinical trials, one product candidate is in a Phase I clinical trial and one potential product candidate is at the preclinical stage. We have yet to initiate development on a fourth potential drug candidate under the strategic alliance. We currently estimate the development period for all four expected drug candidates to extend through July 2011. Collaboration revenues from reimbursement of development expenses are generally recognized as costs that relate to the strategic alliance with King are incurred.

Milestone Revenue

King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We intend to recognize any milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the King collaboration.

Collaboration Revenue Receivable from King

We record a receivable for yet-to-be reimbursed development expenses incurred in connection with the strategic alliance with King. We classify the receivable as a current asset, unless the reimbursement is not expected to be received within a year of the balance sheet date.

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

The following table summarizes the components of the numerator and denominator in the calculation of diluted income (loss) per share for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$1,367	$(10,182)	$2,244	$(18,771)

Denominator:
Weighted average shares outstanding used to compute basic income (loss) per share	44,138	43,744	44,067	43,704
Effect of dilutive stock options and warrants	1,120	—	1,314	—

Weighted average shares outstanding and effect of dilutive securities used to compute diluted income per share	45,258	43,744	45,381	43,704

We excluded the effect of anti-dilutive stock options to purchase 2,425,795 and 1,894,508 shares of common stock for the three and six months ended June 30, 2006 from the related denominator in the calculation of earnings per share primarily because the exercise prices for these options were greater than the average market price of $8.66 and $9.18 per common share for the three and six months ended June 30, 2006, respectively.

We reported a loss for the three and six months ended June 30, 2005. Therefore, all potential shares of common stock related to potentially dilutive securities have been excluded from the calculation of diluted loss per share for these periods because they are anti-dilutive.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net income (loss) and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$1,367	$(10,182)	$2,244	$(18,771)
Other comprehensive income (loss)	(315)	351	(651)	72

Comprehensive income (loss)	$1,052	$(9,831)	$1,593	$(18,699)

Other comprehensive income (loss) consists of net unrealized holding gains and losses on available-for-sale securities.

Note 4. Stock-Based Compensation

Adoption of SFAS 123R

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. This statement requires companies to recognize expense in the income statement for the fair value all share-based payments to employees and directors, including grants of employee stock options. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and its interpretations, and amends FASB Statement No. 95, Statement of Cash Flows.

We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. Under this transition method, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation expense recognized in the three and six months ended June 30, 2006 includes compensation cost for all outstanding stock-based awards.

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

In adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we continue to use the Black-Scholes option valuation model, or Black-Scholes and use the single-option award approach and straight-line attribution method for stock options granted since January 1, 2006. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

Prior to adoption of SFAS 123R, we calculated the value of options granted to employees and directors for disclosure in the footnotes to our financial statements pursuant to Statement of Financial Accounting Standards No. 123, or SFAS 123, using Black-Scholes, the multiple-option award approach and the accelerated attribution method. This approach uses a graded vesting method over the vesting period of each respective stock option, generally four years. The accelerated attribution method results in recognizing as compensation cost more than 50% of the fair value of an option in year one, with the remainder recognized in decreasing amounts from year two to year four. Under the modified-prospective transition method of SFAS 123R, we will continue to calculate compensation cost for options granted prior to January 1, 2006 using the multiple-option award approach and accelerated attribution method.

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

As a result of adopting SFAS 123R, our research and development expenses included non-cash stock-based compensation expenses of $0.8 and $1.7 million and general and administrative expenses included $0.6 and $1.4 million of non-cash stock-based compensation for the three and six months ended June 30 2006, respectively. These operating expenses decreased our net income by $1.4 million and $3.1 million, and our earnings per share by $0.03 and $0.07 per share, basic and diluted, for the three and six months ended June 30, 2006, respectively,

Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of June 30, 2006 of $11.3 million through the quarter ending June 30, 2010.

We did not retroactively apply SFAS 123R to periods prior to January 1, 2006. If we had recorded compensation expense for our stock based plans in a manner consistent with the fair value approach of SFAS 123, our net loss and net loss per share for the three and six months ended June 30, 2005 would have been as follows (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(10,182)	$(18,771)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards	(1,923)	(3,445)

Adjusted net loss	$(12,105)	$(22,216)

Net loss per common share basic and diluted as reported	$(0.23)	$(0.43)

Adjusted net loss per common share basic and diluted	$(0.28)	$(0.51)

1998 Stock Plan

Under the 1998 Stock Plan, our employees, directors and consultants may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees. Through June 30, 2006 a total of 12,600,000 shares of common stock were authorized for issuance under the 1998 Stock Plan. The 1998 Stock Plan allows for annual increases in the number of common shares authorized for issuance equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by our Board of Directors.

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

The following summarizes stock option activity for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,
	2006		2005
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise
Options outstanding, beginning of period	6,993,492	$6.74	5,334,734	$6.94
Granted	1,203,500	$8.29	1,534,000	$5.46
Exercised	(191,172)	$4.27	(98,136)	$0.61
Forfeited	(23,304)	$6.21	(29,830)	$5.50
Expired	(156)	$6.65	(27,934)	$11.66

Options outstanding, end of period	7,982,360	$7.03	6,712,834	$7.96

Shares reserved for issuance and available for grant under the 1998 Stock Plan were 2,017,272 as of June 30, 2006.

The following summarizes information about stock options outstanding at June 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$ 0.10 - $5.25	1,567,840	7.87	$4.39	716,612	$3.52
5.34 - 6.82	1,360,713	7.07	6.38	893,036	6.52
6.85 - 7.16	1,654,000	6.67	7.01	1,339,998	7.00
7.16 - 7.78	1,460,883	8.07	7.63	646,776	7.65
8.00 - 8.49	1,361,924	9.26	8.31	200,610	8.21
8.51 - 18.63	577,000	5.02	11.27	567,873	11.31

$ 0.10 - $18.63	7,982,360	7.55	$7.03	4,364,905	$7.05

We have 7,715,435 options expected to vest at June 30, 2006, with a weighted average exercise price of $7.03 per share.

Determining the Fair Value of Options

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees during the six months ended June 30, 2006 and 2005:

	2006	2005
Factors:
Volatility	71% to 74%	82% to 86%
Risk-free interest rates	5%	4%
Expected life of option	5 years	5 years
Forfeiture rate	5%	—
Dividend yield	—	—

Our volatility assumption is based on reviews of the historical volatility of our common stock. Our risk-free interest rate assumption is based on yields of US treasury notes in effect at the date of grant. Our expected life of options granted assumption is based on actual historical option exercises. Our forfeiture rate assumption is based on historical cancellations of options. Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees was $8.34 and $4.27 per share in the three months ended June 30, 2006 and 2005, respectively and $8.29 and $4.13 per share in the six months ended June 30, 2006 and 2005, respectively.

We estimate the fair value of stock options granted to non-employees and for our Employee Stock Purchase Plan using forward-looking assumptions similar to those used for stock options granted to employees and appropriate for the terms underlying the stock options granted to non-employees and the offerings under the Employee Stock Purchase Plan. We re-measure the compensation expense for options granted to non-employees over the related vesting period. The expense related to stock options granted to non-employees was approximately $0.1 million for the six months ended June 30, 2006 and immaterial for the six months ended June 30, 2005. The expense related to the Employee Stock Purchase Plan was immaterial during the period ended June 30, 2006 and 2005.

Note 5. Income Taxes

In 2005, King made an upfront cash payment of $150 million to us in connection with our strategic alliance. We expect to have taxable income for 2006 primarily due to the recognition in 2006 of $146.3 million of the upfront cash payment for income tax purposes. We expect to fully offset that taxable income for 2006 with deductions related to a combination of our net operating losses and tax credits from prior years. However, under current tax laws, the use of such deductions will result in an alternative minimum tax. We estimate the alternative minimum tax for the calendar year 2006 to be approximately $2.6 million. We recognized $4.3 million of tax expense related to this alternative minimum tax for the six months ended June 30, 2006.

Realization of the $4.3 million deferred tax asset that results from the recognition of tax expense from alternative minimum taxes is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax asset would not be realized. Accordingly, the deferred tax asset has been fully offset by a valuation allowance.

In addition, we have not recorded any deferred tax assets related to the compensation costs that result from the adoption of SFAS 123R because the utilization of such assets or liabilities is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax assets would not be realized. Accordingly, all of our deferred tax assets have been fully offset by a valuation allowance as of June 30, 2006.

Note 6. Subsequent Event

In July 2006, we and King announced the initiation of a Phase I clinical trial program for PTI-202, a second abuse resistant product candidate. In connection with the acceptance by the FDA of the investigational new drug application for PTI-202, King paid us a milestone payment of $5 million. In connection with this milestone, we will also make a milestone payment of an undisclosed amount to Durect Corporation, or Durect, pursuant to our agreement with Durect. King is obligated to reimburse us for costs, including milestones, we incur under our agreement with Durect, pursuant to our strategic alliance with King.

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

We are currently developing proprietary drug candidates to treat patients who suffer from severe chronic pain, such as pain associated with advanced osteoarthritis and low-back pain.

We have two novel drug candidates that are currently in Phase III clinical programs:

•	Remoxy™, an abuse-resistant version of long-acting oxycodone, and

•	Oxytrex™, a new oral opioid painkiller for the treatment of severe chronic pain.

We and King are engaged in a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150 million to us at the closing of this strategic alliance in December 2005.

In February 2006, we and King announced that Remoxy completed a Special Protocol Assessment with the FDA. As a result, we are conducting a pivotal Phase III clinical trial with Remoxy in approximately 400 patients with severe chronic pain.

In July 2006, we and King announced pursuant to our strategic alliance the initiation of a Phase I clinical trial program of a second abuse resistant product candidate, called PTI-202. In connection with the acceptance by the FDA of the IND for PTI-202, King paid us a milestone payment of $5 million. In connection with this milestone, we will also make a milestone payment of an undisclosed amount to Durect Corporation, pursuant to our agreement with Durect. King is obligated to reimburse us for costs, including milestones, we incur under our agreement with Durect, pursuant to our strategic alliance with King.

We could also receive from King up to $145 million in additional milestone payments in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us related to Remoxy and other abuse-resistant opioid painkillers pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1 billion in net sales of such drugs, for which the royalty is set at 15%.

We have not been profitable for a full fiscal year and we have yet to generate any revenues from product sales. Through June 30, 2006, we have recorded an accumulated deficit of approximately $140.5 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical studies and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus all of our research and development efforts on the research and development of opioid drugs for the treatment of pain. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Compensation	$2,324	$1,133	$4,682	$2,192
Contractor Fees(1)	5,909	6,998	14,852	13,337
Supplies(2)	1,506	942	2,552	1,110
Other Common Costs(3)	449	445	956	1,001

	$10,188	$9,518	$23,042	$17,640

(1)	Contractor Fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other Common Costs generally includes the allocation of common costs such as facilities.

Our technology has been applied across our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other potential drug candidates that may arise out of our collaboration with King since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing.

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

Adoption of SFAS 123R

We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. Under this transition method, we record compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation cost recognized in the three and six months ended June 30, 2006 includes compensation cost for all stock-based awards.

As a result of adopting SFAS 123R, our research and development expenses included non-cash stock-based compensation expenses of $0.8 and $1.7 million and general and administrative expenses included $0.6 and $1.4 million of non-cash stock-based compensation for the three and six months ended June 30 2006, respectively. These operating expenses decreased our net income by $1.4 million and $3.1 million, and our earnings per share by $0.03 and $0.07 per share, basic and diluted, for the three and six months ended June 30, 2006, respectively.

Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of June 30, 2006 of $11.3 million through the quarter ending June 30, 2010.

We did not retroactively apply SFAS 123R to periods prior to January 1, 2006. If we had recorded compensation expense for our stock based plans in a manner consistent with the fair value based method of SFAS 123, our net loss for the three and six months ended June 30, 2005 would have been increased to include approximately $1.9 and $3.4 million, respectively, of stock based compensation expense and net loss per share basic and diluted would have increased from $0.23 to $0.28 per common share and from $0.43 to $0.51 per common share for the three and six month ended June 30, 2005, respectively.

Critical Accounting Policies

The preparation of our financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to contractual arrangements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•	Expenses for clinical trials. Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

•	Stock based compensation. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. This statement requires companies to recognize expense in the income statement for the fair value all share-based payments to employees and directors, including grants of employee stock options. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and its interpretations, and amends FASB Statement No. 95, Statement of Cash Flows.

We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. Under this transition method, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation expense recognized in the three and six months ended June 30, 2006 includes compensation cost for all outstanding stock-based awards. We did not restate results for prior periods. Prior to January 1, 2006, we used the intrinsic-value method of accounting for stock-based awards granted to employees and directors in accordance with APB 25 and its interpretations. Accordingly, we did not recognize compensation cost in our financial statements prior to January 1, 2006 for these awards because stock options granted to employees and directors had exercise prices equal to the fair value at the time the stock option was granted.

In adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, as of January 1, 2006, we continue to use the Black-Scholes option valuation model, or Black-Scholes and use the single-option award approach and straight-line attribution method for stock options granted since January 1, 2006. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

•	Revenue recognition. In connection with our strategic alliance with King, we recognize program fee revenue and collaboration revenue. Program fee revenue is derived from the upfront payment from King and is recognized ratably over our estimate of the development period under the strategic alliance with King. Collaboration revenues from reimbursement of development expenses are recognized as costs are incurred that relate to the strategic alliance with King. We expect to recognize milestone payments from King as revenue when we achieve the underlying developmental milestone.

•	Taxes. We make estimates and judgments in determining income tax expense. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, we fully offset the total deferred tax assets by a valuation allowance. We may in the future determine that some, or all, of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Three and Six Months Ended June 30, 2006 and 2005

Revenue – Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of this upfront fee were $6.6 and $13.1 million in the three and six months ended June 30, 2006. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through July 2011. We did not have any corresponding program fee revenue in the first two quarters of 2005.

Revenue - Collaboration revenue

Collaboration revenues were $7.2 million and $16.0 million in the three and six month periods ending June 30, 2006, related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. We did not have any corresponding collaboration revenue in the corresponding periods of 2005.

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

Research and development expenses increased to $10.2 million from $9.5 million in the three months ended June 30, 2006 and 2005, respectively, and to $23.0 million from $17.6 million in the six months ended June 30, 2006 and 2005. The increases were primarily due to increases in clinical and development costs for Remoxy and development costs for other abuse-resistant drug candidates and non-cash stock related compensation costs associated with the adoption of SFAS 123R, partially offset by decreases in clinical trial activities for Oxytrex.

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

General and Administrative

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses increased to $2.0 million from $1.1 million in the three months ended June 30, 2006 and 2005, respectively, and to $4.0 million from $2.2 million in the six month ended June 30, 2006 and 2005, respectively. The increases were primarily due to increases in non-cash stock related compensation costs associated with the adoption of SFAS 123R. We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our product candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and studies.

Interest and other income

Interest income increased to $2.5 million from $0.5 million in the three months ended June 30, 2006 and 2005, respectively, and to $4.6 million from $1.0 million for the six months ended June 30, 2006 and 2005, respectively, primarily due to increases in average balances of marketable securities and, to a lesser extent, increases in prevailing interest rates on investments in marketable securities. We expect our interest income to decrease during the remainder of 2006 as we use cash to fund our operations.

Provision for Income Taxes

In 2005, King made an upfront cash payment of $150 million to us in connection with our strategic alliance. We expect to have taxable income for 2006 primarily due to the recognition in 2006 of $146.3 million of the upfront cash payment. We expect to fully offset that taxable income for 2006 for tax purposes with deductions related to a combination of our net operating losses and tax credits from prior years. However, under current tax laws, the use of such deductions will result in alternative minimum taxes. We currently estimate the alternative minimum taxes for the calendar year 2006 to be approximately $2.6 million. We recognized $4.3 million of tax expense related to this alternative minimum tax for the six months ended June 30, 2006.

Realization of the $4.3 million deferred tax asset that results from the recognition of tax expense from alternative minimum taxes is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax assets would not be realized. Accordingly, the deferred tax asset has been fully offset by a valuation allowance.

In addition, we have not recorded any deferred tax assets related to the compensation costs that result from the adoption of SFAS 123R because the utilization of such assets or liabilities is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax assets would not be realized. Accordingly, all of our deferred tax assets have been fully offset by a valuation allowance at June 30, 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. We intend to continue to use the proceeds from these offerings and cash payments under our collaboration with King to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2006, cash, cash equivalents and marketable securities were $205.3 million.

Net cash used in operating activities was $8.5 million for the six months ended June 30, 2006. Cash used in operating activities related primarily to the cash for operations.

Our investing activities to purchase property and equipment were immaterial for the six months ended June 30, 2006. Other investing activities for the three months ended June 30, 2006 consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Our financing activities provided $1.0 million in the six months ended June 30, 2006, primarily from the exercise of stock options issued under our 1998 Stock Plan.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2006. Our formulation agreement with Durect obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect.

We have an accumulated deficit of approximately $140.5 million as of June 30, 2006. While our cash requirements to fund our operations were lower in the first quarter of 2006 than the first quarter of 2005 due to the obligation of King under the strategic alliance to reimburse us for certain expenses, we expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available on terms acceptable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2006 by approximately $0.9 million. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of June 30, 2006, our investments consisted of short-term investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

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

We have incurred net losses each full year since our inception. As a result of ongoing operating losses, we had an accumulated deficit of $140.5 million as of June 30, 2006. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We have funded all of our operations and capital expenditures with the proceeds from our public and private stock offerings. We expect that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, we may need to raise additional funds within such twelve-month period or thereafter and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, if available, such financings may involve covenants that restrict our business activities. If we raise additional capital through strategic alliance and license arrangements such as our strategic alliance with King, we may have to trade our rights to our technology, intellectual property or drug candidates to others in such arrangements on terms that may not be favorable to us.

If we determine that we need to raise additional funds and we are not successful in doing so, we may be unable to complete the clinical development of some or all of our drug candidates or to seek or obtain FDA approval of our drug candidates. We then could be forced to discontinue product development, enter into a relationship with an additional strategic partner earlier than currently intended, reduce sales and marketing efforts or forego attractive business opportunities.

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

Our Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. FDA guidelines recommend that the efficacy of new painkillers be demonstrated in more than one clinical model of pain. This means that even if one of our Phase III clinical trials demonstrates positive results for our drug candidates, we are likely to have to demonstrate positive results in one or more additional Phase III clinical trials prior to receiving broad label FDA approval for treatment of severe chronic pain. Even if the results of our Phase III clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before we can submit a NDA or obtain FDA approval for any of our drug candidates.

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

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development and studies. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require us to conduct additional clinical studies, in which case we would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. In particular, the FDA may require additional toxicology studies for certain excipients used in Remoxy or any of our other drug candidates. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals would:

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

The risk of product liability is inherent in the testing of pharmaceutical products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or terminate testing of one or more of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our products. We currently carry clinical trial insurance but do not carry product liability insurance. If we successfully commercialize one or more of our drug candidates, we may face product liability claims, regardless of FDA approval for commercial manufacturing and sale. We may not be able to obtain such insurance at a reasonable cost, if at all. Even if our agreements with any current or future corporate collaborators entitle us to indemnification against product liability losses, such indemnification may not be available or adequate should any claim arise.

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

Our collaborative agreements may not succeed or may give rise to disputes over intellectual property, disputes concerning the scope of collaboration activities or other issues.

Our strategy to focus on development of novel drug candidates discovered by third parties requires us to enter into license agreements with such third parties. In addition, we may enter into collaborative agreements to commercialize our products, such as our strategic alliance with King. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations or disputes concerning the scope of collaboration activities. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect the success of our drug candidates, including:

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

We rely solely on Durect to provide us with certain components of Remoxy and other abuse resistant drug candidates, to produce Remoxy and other abuse resistant drug candidates for clinical supplies and will rely on Durect to produce commercial supplies of these components.

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

To date, Durect has not produced commercial-scale supply of these components. If we and King receive marketing approval for and commercially launch Remoxy or other abuse resistant candidates, we anticipate that Durect will need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for Remoxy and other abuse resistant drug candidates in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing may require additional validation studies, which is subject to FDA review and approval. If Durect is unable to successfully increase the manufacturing capacity for such components of Remoxy and other abuse resistant drugs, at an acceptable cost or otherwise, and we are unable to establish alternative manufacturing capabilities, the commercial launch or continued commercialization after a commercial launch of Remoxy and other abuse resistant drugs may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our revenues and cause our business to suffer.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 25, 2006 at the offices of Wilson Sonsini Goodrich & Rosati, Professional Corporation located at 650 Page Mill Road, Palo Alto, California 94304 at 10:00 a.m. Of the 44,094,260 shares of our common stock entitled to vote at the meeting, 42,085,922 shares, representing 95.45% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Proposal I – Election of Three Class III Director

The stockholders elected three Class III directors to serve until our Annual Meeting in 2009. The votes regarding the election of the director were as follows:

Name	Votes for Director	Votes withheld
Remi Barbier	35,770,241	6,315,681
Vernon R. Loucks, Jr.	39,897,948	2,187,974
Sanford R. Robertson	39,656,167	2,429,755

Our other directors with terms of office that continue after the Annual Meeting of Stockholders are Nadav Friedmann, Ph.D., M.D., Robert Z. Gussin, Ph.D. and Michael J. O’Donnell, Esq.

Proposal II – Ratification of Appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2006.

The stockholders approved the ratification of Ernst & Young LLP as our Independent Registered Public Accounting Firm to the Company for the fiscal year ending December 31, 2006. There were 40,040,352 votes cast for the proposal, 32,420 against the proposal, 13,150 abstentions and no broker non-votes.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, Registrant the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1	Changes In Executive Officer Compensation Arrangements.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

/s/ Remi Barbier
Remi Barbier
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Peter S. Roddy
Peter S. Roddy
Vice President and Chief Financial Officer

Date: August 9, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, Registrant the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1	Changes In Executive Officer Compensation Arrangements.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.