Form 10-Q
period 2006-09-30
PAIN THERAPEUTICS INC
filed 2006-11-03
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	44,210,642
Shares Outstanding at October 15, 2006

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2006	December 31, 2005(1)
ASSETS
Current assets:
Cash and cash equivalents	$31,558	$95,651
Marketable securities	182,360	117,001
Collaboration revenue receivable	2,596	889
Prepaid expenses	345	623

Total current assets	216,859	214,164

Property and equipment, net	1,352	1,556
Other assets	75	75

Total assets	$218,286	$215,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$438	$998
Accrued development expense	5,774	4,461
Deferred program fee revenue - current portion	26,200	26,200
Accrued compensation and benefits	409	501
Income taxes payable	3,579	—
Other accrued liabilities	112	187

Total current liabilities	36,512	32,347

Non-current liabilities
Deferred program fee revenue - noncurrent portion	100,438	120,088

Total liabilities	136,950	152,435

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	44	44
Additional paid-in-capital	212,378	206,489
Accumulated other comprehensive loss	(291)	(479)
Accumulated deficit	(130,795)	(142,694)

Total stockholders’ equity	81,336	63,360

Total liabilities and stockholders’ equity	$218,286	$215,795

(1)	Derived from the Company’s audited financial statements as of December 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Program fee revenue	$6,550	$—	$19,651	$—
Collaboration revenue	6,960	—	22,931	—
Milestone revenue	5,000	—	5,000	—

Total revenue	18,510	—	47,582	—

Operating expenses:
Research and development(1)	10,471	8,144	33,513	25,783
General and administrative	1,686	1,105	5,706	3,282

Total operating expenses	12,157	9,249	39,219	29,065

Operating income (loss)	6,353	(9,249)	8,363	(29,065)

Interest and other income	2,559	482	7,115	1,528

Income (loss) before provision (credit) for income taxes	8,912	(8,767)	15,478	(27,537)
Provision (credit) for income taxes	(744)	—	3,579	—

Net income (loss)	$9,656	$(8,767)	$11,899	$(27,537)

Earnings per share
Basic	$0.22	$(0.20)	$0.27	$(0.63)

Diluted	$0.21	$(0.20)	$0.26	$(0.63)

Weighted-average shares used to compute earnings per share
Basic	44,184	43,853	44,106	43,754

Diluted	45,221	43,853	45,323	43,754

(1)	Included in research and development and general and administrative expenses are non-cash stock-based compensation expenses of $1,013 thousand and $657 thousand, respectively, totaling $1,670 thousand for the three months ended September 30, 2006 and $2,763 thousand in research and development and $2,027 thousand in general and administrative, totaling $4,790 thousand for the nine months ended September 30, 2006. The non-cash stock-based compensation expense included was $68 thousand and $159 thousand for the three and nine months ended September 30, 2005, respectively.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows used in operating activities:
Net income (loss)	$11,899	$(27,537)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	260	273
Non-cash change in interest income, net	(1,700)	265
Non-cash stock-based compensation	4,790	159
Loss on disposal of property and equipment	38	—
Changes in operating assets and liabilities:
Collaboration revenue receivable	(1,707)	—
Prepaid expenses	278	(281)
Accounts payable	(560)	(313)
Accrued development expense	1,313	181
Deferred program fee revenue	(19,650)	—
Accrued compensation and benefits	(92)	1
Income taxes payable	3,579	—
Other accrued liabilities	(75)	(30)

Net cash used in operating activities	(1,627)	(27,282)

Cash flows used in investing activities:
Purchases of property and equipment	(94)	(424)
Purchases of marketable securities	(111,902)	(32,462)
Sales of marketable securities	20,996	60,121
Maturities of marketable securities	27,435	—

Net cash provided by (used in) investing activities	(63,565)	27,235

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,099	89

Net cash provided by financing activities	1,099	89

Net increase (decrease) in cash and cash equivalents	(64,093)	42
Cash and cash equivalents at beginning of period	95,651	1,379

Cash and cash equivalents at end of period	$31,558	$1,421

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2006.

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

Note 2. Significant Accounting Policies

Revenue Recognition and Deferred Program Fee Revenue

We and King Pharmaceuticals, Inc., or King, are engaged in a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. In connection with the strategic alliance, we recognize program fee revenue and collaboration revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. Of those drug candidates, Remoxy is in Phase III clinical trials, one drug candidate is in a Phase I clinical trial and two potential drug candidates are at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through July 2011. Collaboration revenues from reimbursement of development expenses are generally recognized as costs that relate to the strategic alliance with King are incurred.

Milestone Revenue

King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

Collaboration Revenue Receivable from King

We record a receivable for yet-to-be reimbursed development expenses incurred in connection with the collaboration with King. We classify the receivable as a current asset, unless the reimbursement is not expected to be received within a year of the balance sheet date.

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

The following table summarizes the components of the numerator and denominator in the calculation of diluted income (loss) per share for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$9,656	$(8,767)	$11,899	$(27,537)

Denominator:
Weighted average shares outstanding used to compute basic income per share	44,184	43,853	44,106	43,754
Effect of dilutive stock options and warrants	1,037	—	1,217	—

Weighted average shares outstanding and effect of dilutive securities used to compute diluted income per share	45,221	43,853	45,323	43,754

We excluded the effect of anti-dilutive stock options to purchase 3,417,176 and 2,478,247 shares of common stock for the three and nine months ended September 30, 2006 from the related denominator in the calculation of earnings per share primarily because the exercise prices for these options were greater than the average market price of $8.33 and $8.90 per common share for the three and nine months ended September 30, 2006, respectively.

We reported a loss for the three and nine months ended September 30, 2005. Therefore, all potential shares of common stock-related to potentially dilutive securities have been excluded from the calculation of diluted loss per share for these periods because they are anti-dilutive.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net income (loss) and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$9,656	$(8,767)	$11,899	$(27,537)
Other comprehensive income (loss)	839	(40)	188	32

Comprehensive income (loss)	$10,495	$(8,807)	$12,087	$(27,505)

Other comprehensive income (loss) consists of net unrealized holding gains and losses on available-for-sale securities.

Note 4. Stock-Based Compensation

Adoption of SFAS 123R

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. This statement requires companies to recognize expense in the income statement for the fair value all share-based payments to employees and directors, including grants of employee stock options. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its interpretations, or APB 25, and amends FASB Statement No. 95, Statement of Cash Flows.

We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. Under this transition method, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation expense recognized in the three and nine months ended September 30, 2006 includes compensation cost for all outstanding stock-based awards.

Prior to January 1, 2006, we used the intrinsic-value method of accounting for stock-based awards granted to employees and directors in accordance with APB 25 and its interpretations. Accordingly, we did not recognize compensation cost in our financial statements prior to January 1, 2006 for these awards because stock options granted to employees and directors had exercise prices equal to or greater than the fair value of the underlying security at the time the stock option was granted.

In adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, we continue to use the Black-Scholes option valuation model, or Black-Scholes, and use the single-option award approach and straight-line attribution method for stock options granted since January 1, 2006. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

As a result of adopting SFAS 123R, our research and development expenses included non-cash stock-based compensation expenses of $1.0 million and $2.8 million and our general and administrative expenses included non-cash stock-based compensation expenses of $0.7 million and $2.0 million for the three and nine months ended September 30, 2006, respectively. These operating expenses decreased our pre- and post-tax net income by $1.7 million and $4.8 million, and our earnings per share by $0.04 and $0.11 per share, basic and diluted, for the three and nine months ended September 30, 2006, respectively.

Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of September 30, 2006 of $9.8 million through the quarter ending September 30, 2010.

We did not retroactively apply SFAS 123R to periods prior to January 1, 2006. If we had recorded compensation expense for our stock-based plans in a manner consistent with the fair value approach of SFAS 123, our net loss and net loss per share for the three and nine months ended September 30, 2005 would have been as follows (in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(8,767)	$(27,537)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards	(2,201)	(5,646)

Adjusted net loss	$(10,968)	$(33,183)

Net loss per common share basic and diluted, as reported	$(0.20)	$(0.63)

Adjusted net loss per common share basic and diluted	$(0.25)	$(0.76)

1998 Stock Plan

Under the 1998 Stock Plan, our employees, directors and consultants may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees. Through September 30, 2006 a total of 12,600,000 shares of common stock were authorized for issuance under the 1998 Stock Plan. The 1998 Stock Plan allows for annual increases in the number of common shares authorized for issuance equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by our Board of Directors.

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

The following summarizes stock option activity for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,
	2006		2005
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Options outstanding, beginning of period	6,993,492	$6.74	5,334,734	$6.94
Granted	1,226,000	$8.28	1,635,900	$5.52
Exercised	(227,947)	$4.10	(98,136)	$0.61
Forfeited	(23,460)	$6.21	(73,406)	$7.90

Options outstanding, end of period	7,968,085	$7.05	6,799,092	$7.96

Shares reserved for issuance and available for grant under the 1998 Stock Plan were 1,994,772 as of September 30, 2006.

The following summarizes information about stock options outstanding at September 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price

$ 0.10 - $5.25	1,531,065	7.65	$4.42	771,154	$3.68
5.34 - 6.82	1,360,713	6.82	6.38	935,103	6.51
6.85 - 7.16	1,654,000	6.41	7.01	1,397,845	7.00
7.17 - 7.78	1,460,883	7.82	7.63	722,908	7.65
8.00 - 8.49	1,384,424	9.02	8.31	268,172	8.24
8.51 - 18.63	577,000	4.77	11.27	571,333	11.30

$ 0.10 - $18.63	7,968,085	7.31	$7.05	4,666,515	$7.05

We have 7,740,337 options expected to vest at September 30, 2006, with a weighted average exercise price of $7.05 per share.

Determining the Fair Value of Options

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees during the nine months ended September 30, 2006 and 2005:

	2006	2005
Factors:
Volatility	69% to 74%	78% to 86%
Risk-free interest rates	5%	4%
Expected life of option	5 years	5 years
Forfeiture rate	5%	—
Dividend yield	—	—

Our volatility assumption is based on reviews of the historical volatility of our common stock. Our risk-free interest rate assumption is based on yields of US treasury notes in effect at the date of grant. Our expected life of options granted assumption is based on actual historical option exercises. Our forfeiture rate assumption is based on historical cancellations of options. Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees was $4.90 and $4.89 per share in the three months ended September 30, 2006 and 2005, respectively and $5.17 and $4.31 per share in the nine months ended September 30, 2006 and 2005, respectively.

We estimate the fair value of stock options granted to non-employees and for our Employee Stock Purchase Plan using forward-looking assumptions similar to those used for stock options granted to employees and appropriate for the terms underlying the stock options granted to non-employees and the offerings under the Employee Stock Purchase Plan. We re-measure the compensation expense for options granted to non-employees over the related vesting period. The expense related to stock options granted to non-employees was approximately $0.2 million for the nine months ended September 30, 2006 and 2005. The expense related to the Employee Stock Purchase Plan was immaterial during the period ended September 30, 2006 and 2005.

Note 5. Income Taxes

In 2005, King made an upfront cash payment of $150 million to us in connection with our strategic alliance. We expect to have taxable income for 2006 primarily due to the recognition in 2006 of $146.3 million of the upfront cash payment for income tax purposes. We expect to fully offset that taxable income for 2006 with deductions related to a combination of our net operating losses and tax credits from prior years. However, under current tax laws, the use of such deductions will result in an alternative minimum tax. We estimate the alternative minimum tax for the calendar year 2006 to be approximately $3.7 million. We recognized $3.6 million of tax expense related to this alternative minimum tax for the nine months ended September 30, 2006.

Realization of the $3.7 million deferred tax asset that results from the recognition of tax expense from alternative minimum taxes is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax asset would not be realized. Accordingly, we fully offset the deferred tax asset with a valuation allowance.

In addition, we have not recorded any deferred tax assets related to the compensation costs that result from the adoption of SFAS 123R because the utilization of such assets or liabilities is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax assets would not be realized. Accordingly, we fully offset the deferred tax asset with a valuation allowance as of September 30, 2006.

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements concerning:

•	increases in collaboration revenue to be received from King Pharmaceuticals, Inc., or King, and other payments we may receive from our strategic alliances;

•	the duration of the development period for all four expected drug candidates under our collaboration with King;

•	the anticipated number of patients to be enrolled in clinical trials;

•	potential sources of clinical and commercial supply of Remoxy and its components;

•	expansion of our product line, including the formulation of additional dosage forms of Remoxy;

•	increases in our collaboration fee revenue;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of the potential market for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital or increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	expenses increasing substantially or fluctuations in our operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation in connection with Statement No. 123 (revised 2004), Share-based Payment, or SFAS 123R; and

•	estimates concerning the provision for taxes and realization of deferred tax assets for calendar year 2006.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials);

•	the uncertainty of patent protection for our intellectual property or trade secrets;

•	potential infringement of the intellectual property rights or trade secrets of third parties;

•	pursuing in-license and acquisition opportunities;

•	hiring and retaining personnel; and

•	our financial position and our ability to obtain additional financing if necessary.

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

In February 2006, we and King announced the completion of a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration, or FDA, in connection with the clinical development of Remoxy. We are conducting a pivotal Phase III clinical trial with Remoxy in approximately 400 patients with severe chronic pain, pursuant to the SPA.

In July 2006, we and King announced pursuant to our strategic alliance the initiation of a Phase I clinical trial program of second abuse resistant drug candidate, called PTI-202. In connection with the acceptance by the FDA of the investigational new drug application, or IND, for PTI-202, King made a milestone payment to us of $5 million. In connection with this milestone, we made a milestone payment of an undisclosed amount to Durect Corporation, pursuant to our agreement with Durect. King is obligated to reimburse us for costs, including milestones, we incur under our agreement with Durect, pursuant to our collaboration with King.

We could also receive from King up to an additional $145 million in additional milestone payments in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us related to Remoxy and other abuse-resistant opioid painkillers pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1 billion in net sales of such drugs, for which the royalty is set at 15%.

We have not been profitable for a full fiscal year and we have yet to generate any revenues from product sales. Through September 30, 2006, we recorded an accumulated deficit of approximately $130.8 million. These cumulative losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical studies and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. If our development efforts result in regulatory approval and successful commercialization of our drug candidates, we plan to generate revenue from direct sales of our drugs other than the drug candidates developed pursuant to our collaboration with King, for which we will receive royalties, and, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of such other licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

We focus all of our research and development efforts on the research and development of opioid drugs for the treatment of pain. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Compensation	$2,391	$1,176	$7,074	$3,368
Contractor Fees(1)	6,939	5,159	21,791	18,496
Supplies(2)	484	1,228	3,035	2,337
Other Common Costs(3)	657	581	1,613	1,582

	$10,471	$8,144	$33,513	$25,783

(1)	Contractor Fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other Common Costs generally includes the allocation of common costs such as facilities.

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

Adoption of SFAS 123R

We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. Under this transition method, we record compensation cost for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation cost recognized in the three and nine months ended September 30, 2006 includes compensation cost for all stock-based awards.

As a result of adopting SFAS 123R, our research and development expenses included non-cash stock-based compensation expenses of $1.0 million and $2.8 million and general and administrative expenses included non-cash stock-based compensation expenses of $0.7 million and $2.0 million for the three and nine months ended September 30, 2006, respectively. These operating expenses decreased our pre- and post-tax net income by $1.7 million and $4.8 million, and our earnings per share by $0.04 and $0.11 per share, basic and diluted, for the three and nine months ended September 30, 2006, respectively.

Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of September 30, 2006 of $9.8 million through the quarter ending September 30, 2010.

We did not retroactively apply SFAS 123R to periods prior to January 1, 2006. If we had recorded compensation expense for our stock-based plans in a manner consistent with the fair value based method of SFAS 123, our net loss for the three and nine months ended September 30, 2005 would have been increased to include approximately $2.2 million and $5.6 million, respectively, of stock-based compensation expense and net loss per share basic and diluted would have increased from $0.20 to $0.25 per common share and from $0.63 to $0.76 per common share for the three and nine months ended September 30, 2005, respectively.

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to contractual arrangements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•	Expenses for clinical trials. Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

•	Stock-based compensation. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. This statement requires companies to recognize expense in the income statement for the fair value all share-based payments to employees and directors, including grants of employee stock options. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and its interpretations, and amends FASB Statement No. 95, Statement of Cash Flows.

We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. Under this transition method, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation expense recognized in the three and nine months ended September 30, 2006 includes compensation cost for all outstanding stock-based awards. We did not restate results for prior periods. Prior to January 1, 2006, we used the intrinsic-value method of accounting for stock-based awards granted to employees and directors in accordance with APB 25 and its interpretations. Accordingly, we did not recognize compensation cost in our financial statements prior to January 1, 2006 for these awards because stock options granted to employees and directors had exercise prices equal to the fair value at the time the stock option was granted.

In adopting SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, as of January 1, 2006, we continue to use the Black-Scholes option valuation model, or Black-Scholes, and use the single-option award approach and straight-line attribution method for stock options granted since January 1, 2006. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

•	Revenue recognition. In connection with our strategic alliance with King, we recognize program fee revenue and collaboration revenue. Program fee revenue is derived from the upfront payment from King and is recognized ratably over our estimate of the development period under the strategic alliance with King. If we revise our estimate of this development period, there would be a corresponding impact on the amount of program fee revenue recognized in the period in which we revised our estimate and thereafter. Collaboration revenues from reimbursement of development expenses are recognized as costs are incurred that relate to the strategic alliance with King. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone.

•	Income Taxes. We make estimates and judgments in determining income tax expense. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, we fully offset the total deferred tax assets by a valuation allowance. We may in the future determine that some, or all, of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Three and Nine Months Ended September 30, 2006 and 2005

Revenue – Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of this upfront fee were $6.6 and $19.7 million in the three and nine months ended September 30, 2006. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through July 2011. We did not have any corresponding program fee revenue in the first three quarters of 2005.

Revenue - Collaboration revenue

Collaboration revenues were $7.0 million and $22.9 million in the three and nine months ended September 30, 2006, related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. We did not have any corresponding collaboration revenue in the comparable periods of 2005.

We expect collaboration revenues to increase significantly in 2006 and beyond in connection with future increases in our research and development activities for Remoxy and other abuse-resistant drug candidates and reimbursement of these expenses pursuant to the collaboration agreement with King. We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses.

Revenue - Milestone Payment

Milestone revenue was $5.0 million for the three and nine months ended September 30, 2006. King made a $5.0 million milestone payment to us following acceptance by the FDA of the IND for for PTI-202.

Research and Development

Research and development expenses consist primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expenses increased to $10.5 million from $8.1 million in the three months ended September 30, 2006 and 2005, respectively, and to $33.5 million from $25.8 million in the nine months ended September 30, 2006 and 2005. The increases were primarily due to increases in clinical and development activities for Remoxy and PTI-202 and non-cash stock-related compensation costs associated with the adoption of SFAS 123R.

We expect research and development expenses to increase over the next several years as we expand our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including our Phase III clinical trial of Remoxy and current and potential clinical trials for our other abuse resistant drug candidates, as well as further clinical development of Oxytrex. King is obligated to reimburse development expenses for Remoxy and other abuse resistant drug candidates pursuant to our collaboration with King. Also, we expect to continue other development efforts on our drug candidates. The increase in research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses increased to $1.7 million from $1.1 million in the three months ended September 30, 2006 and 2005, respectively, and to $5.7 million from $3.3 million in the nine months ended September 30, 2006 and 2005, respectively. The increases were primarily due to increases in non-cash stock-related compensation costs associated with the adoption of SFAS 123R. We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and studies.

Interest and other income

Interest income increased to $2.6 million from $0.5 million in the three months ended September 30, 2006 and 2005, respectively, and to $7.1 million from $1.5 million for the nine months ended September 30, 2006 and 2005, respectively, primarily due to increases in average balances of marketable securities and, to a lesser extent, increases in prevailing interest rates on investments in marketable securities. We expect our interest income to decrease during the remainder of 2006 as we use cash to fund our operations.

Provision for Income Taxes

In 2005, King made an upfront cash payment of $150 million to us in connection with our strategic alliance. We expect to have taxable income for 2006 primarily due to the recognition in 2006 of $146.3 million of the upfront cash payment. We expect to fully offset that taxable income for 2006 for tax purposes with deductions related to a combination of our net operating losses and tax credits from prior years. However, under current tax laws, the use of such deductions will result in alternative minimum taxes. We currently estimate the alternative minimum taxes for the calendar year 2006 to be approximately $3.7 million. We recognized $3.6 million of tax expense related to this alternative minimum tax for the nine months ended September 30, 2006.

Realization of the $3.7 million deferred tax asset that results from the recognition of tax expense from alternative minimum taxes is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax assets would not be realized. Accordingly, we fully offset the deferred tax asset with a valuation allowance.

In addition, we have not recorded any deferred tax assets related to the compensation costs that result from the adoption of SFAS 123R because the utilization of such assets or liabilities is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax assets would not be realized. Accordingly, all of our deferred tax assets have been fully offset by a valuation allowance at September 30, 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. We intend to continue to use the proceeds from these offerings and cash payments under our collaboration with King to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2006, cash, cash equivalents and marketable securities were $213.9 million.

Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2006. Cash used in operating activities related primarily to the cash for operations.

Our investing activities to purchase property and equipment were immaterial for the nine months ended September 30, 2006. Other investing activities for the nine months ended September 30, 2006 consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Our financing activities provided $1.1 million during the nine months ended September 30, 2006, primarily from the exercise of stock options issued under our 1998 Stock Plan.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2006. Our formulation agreement with Durect obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for costs, including milestones, we incur under our agreement with Durect, pursuant to our collaboration with King.

We have an accumulated deficit of approximately $130.8 million as of September 30, 2006. While our cash requirements to fund our operations were lower in the nine months of 2006 than the nine months of 2005 due to the obligation of King under the strategic alliance to reimburse us for certain expenses, we expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may, however, seek additional future funding through public or private financing within this timeframe, if such funding is available on terms acceptable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2006 by approximately $0.9 million. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of September 30, 2006, our investments consisted of short-term investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

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

We have incurred net losses each full year since our inception. As a result of these operating losses, we had an accumulated deficit of $130.8 million as of September 30, 2006. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

In February 2006, we completed an SPA with the FDA for a pivotal Phase III clinical trial with Remoxy in approximately 400 patients with severe chronic pain. Under this procedure, a sponsor may seek the FDA’s agreement on the design and analysis of a clinical trial intended to form the primary basis of an efficacy claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins except in limited circumstances, such as the FDA determining that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the trial had begun. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the basis for approval with respect to effectiveness. Under our SPA, if the outcome of our Phase III clinical trial is successful, we expect to use the data from the Phase III clinical trial as part of the basis of approval with respect to efficacy. While we received the SPA for this Phase III clinical trial assessing Remoxy, there can be no assurance that this clinical trial will have a successful outcome or that we will ultimately receive approval for this drug candidate. Furthermore, there can be no assurance that other events will not occur that would allow the FDA to disregard our SPA.

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also consumes a significant amount of time. Furthermore, if participating patients in clinical trials suffer drug-related adverse reactions during the course of such clinical trials, or if we or the FDA believe that participating patients are being exposed to unacceptable health risks, we will have to suspend or terminate our clinical trials. Failure can occur at any stage of the clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials.

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

The Drug Enforcement Administration, or DEA, limits the availability of the active ingredients in certain of our current drug candidates and, as a result, our drug quotas may not be sufficient to complete clinical trials, or to meet commercial demand or may result in clinical delays.

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

Pursuant to our strategic alliance with King, we will jointly manage and prepare Phase III clinical trials and NDA submissions in the United States for Remoxy and other abuse resistant drug candidates with King. We rely on King to devote time and resources to the development and commercialization of Remoxy and other abuse resistant drug candidates. If King limits its time and resources devoted to the strategic alliance, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected.

We depend on independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials under agreements with us. These investigators and collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such activities ourselves. If these investigators or collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new drugs will be delayed or prevented.

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

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, health maintenance organizations and managed care organizations, are challenging the prices charged for medical products and services and/or are seeking pharmacoeconomic data to justify formulary acceptance and reimbursement practices. We currently have not generated pharmacoeconomic data on any of our products. Government and other healthcare payers increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has or has not granted labeling approval. Adequate third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our products, market acceptance of our drug candidates could be limited.

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

Alternative technologies and products are being developed to improve or replace the use of opioids for pain management, several of which are in clinical trials or are awaiting approval from the FDA. In addition, the active ingredients in nearly all opioid drugs are available in generic form. Drug companies that sell generic opioid drugs represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. Our competitors may market less expensive or more effective drugs that would compete with our drug candidates or reach market with competing drugs before we are able to reach market with our drug candidates. These organizations also compete with us to attract qualified personnel and partners for acquisitions, joint ventures or other collaborations.

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

If we cannot formulate and scale-up a wide range of dosage forms of Remoxy and other abuse resistant drug candidates, we and King might determine that the commercial opportunity for Remoxy is too limited to warrant further investment in clinical testing and development.

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

We rely on Durect as our sole source provider of certain components of Remoxy and other abuse resistant drug candidates, and will rely solely on Durect to produce commercial supplies of these components. Durect’s failure to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business. Durect may encounter manufacturing difficulties involving production yields, quality control and quality assurance. Durect is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with government regulations and corresponding foreign standards. We cannot control Durect’s compliance with these regulations and standards.

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

The National Association of Securities Dealers, Inc., or NASD, and the Securities and Exchange Commission, or SEC, have adopted certain new rules. If we were unable to continue to comply with the new rules, we could be delisted from trading on the NASDAQ Global Market, or Nasdaq, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the NASD. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3 (4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.

10.1 (4)	Agreement, dated as of September 27, 2006, by and among the Registrant, Eastbourne Capital Management, L.L.C. and certain of its affiliates.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ PETER S. RODDY
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: November 3, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3 (4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.

10.1 (4)	Agreement, dated as of September 27, 2006, by and among the Registrant, Eastbourne Capital Management, L.L.C. and certain of its affiliates.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.