Form 10-K
period 2006-12-31
PAIN THERAPEUTICS INC
filed 2007-02-26
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $274,666,729 computed by reference to the last sales price of $8.35 as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2006.

The number of shares outstanding of the Registrant’s common stock on February 1, 2007 was 44,332,503.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

PAIN THERAPEUTICS, INC.

FORM 10-K

PART I

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	increases in collaboration revenue to be received from King Pharmaceuticals, Inc., or King, and other payments we may receive from our strategic alliances;

•	the duration of the development period for all four expected drug candidates under our collaboration with King;

•	anticipated clinical trials and number of patients to be enrolled in clinical trials;

•	potential sources of clinical and commercial supply of Remoxy™ and its components;

•	expansion of our potential product line, including the formulation of additional dosage forms of Remoxy and Oxytrex™;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of the potential market for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital or increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing substantially or fluctuations in our operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•

assumptions and estimates used for our disclosures regarding stock-based compensation in connection with Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-based Payment, or SFAS 123R; and

•	estimates concerning the provision for taxes and realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials) or potential post-approval market acceptance;

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

Overview

We are a biopharmaceutical company that develops novel drugs for pain management and oncology. We have three investigational drug candidates in clinical programs. Remoxy and PTI-202 are proprietary, abuse-resistant forms of opioid drugs. Oxytrex is a novel, next-generation painkiller that potentially offers less physical dependence than currently marketed opioid painkillers. We are also developing a novel radio-labeled monoclonal antibody to treat metastatic melanoma, a rare but deadly form of skin cancer. We were incorporated in Delaware in May 1998.

Two of our novel drug candidates are currently in Phase III clinical programs:

•	Remoxy, an abuse-resistant version of long-acting oxycodone, and

•	Oxytrex, a novel oral opioid painkiller for the treatment of severe chronic pain.

We and King are engaged in a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in December 2005.

In February 2006, we and King announced the completion of a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration, or FDA, in connection with the clinical development of Remoxy. We are conducting a pivotal Phase III clinical trial with Remoxy in approximately 400 patients with moderate to severe chronic pain, pursuant to the SPA.

In August 2006, we and King announced the initiation of a Phase I clinical trial program of a second abuse-resistant drug candidate, called PTI-202. In connection with the acceptance by the FDA of the investigational new drug application, or IND, for PTI-202, King made a milestone payment to us of $5.0 million.

We could also receive from King up to $145.0 million in additional milestone payments in the course of clinical development of Remoxy, PTI-202 and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

Remoxy and PTI-202

Remoxy

Remoxy is being developed as an abuse-resistant long-acting oral oxycodone. Sales of controlled-release oxycodone were nearly $2.0 billion for the 12 months ended August 2005.

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

Remoxy is intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse. Our clinical results to date demonstrate Remoxy is significantly less abusable than Oxycontin®, a brand of controlled-release oxycodone. In a variety of clinical comparisons of the abuse-resistant characteristics of Remoxy and Oxycontin, Oxycontin released significantly more active ingredient than Remoxy during the time when abusers presumably expect to get high.

We expect to conduct additional clinical trials or non-clinical studies of Remoxy in 2007, including additional abuse-resistance studies and other registration-enabling studies.

We believe the abuse-resistant technology used in Remoxy is applicable to different oral opioid painkillers. Pursuant to our agreement with King, we plan to develop abuse-resistant versions of additional opioid painkillers using this platform technology. We plan to formulate and scale-up a range of dosage forms of Remoxy.

PTI-202

In August 2006, we announced the initiation of a Phase I clinical trial program of a second abuse-resistant drug candidate, called PTI-202. Like Remoxy, PTI-202 is intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse.

In November 2006, we announced positive results from a Phase I clinical trial evaluating PTI-202. This clinical trial was designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of a single, oral dose of PTI-202 in healthy volunteers. We believe results also indicate PTI-202 is safe and well-tolerated and its release profile appears well-suited to use with a chronic pain population.

We formulate Remoxy and PTI-202 using, in part, proprietary technology licensed from Durect Corporation. Under the terms of this agreement, we have exclusive worldwide rights to develop and to commercialize Remoxy and certain other opioid drugs that use Durect’s technology. We reimburse Durect for certain formulation and related work, and are responsible to make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. We are responsible to pay Durect royalties on related drug sales. King is obligated to reimburse us for costs we incur pursuant to the agreement with Durect, including royalties.

We plan to have produced on our behalf additional clinical materials necessary to complete our Phase III program for Remoxy. We rely on Durect Corporation and other third-party manufacturers to formulate, manufacture, fill, label, ship or store Remoxy and other abuse-resistant drug candidates and their components.

Oxytrex

Oxytrex is an oral opioid painkiller with a novel mechanism of action. We believe Oxytrex could be an effective substitute for oxycodone, a narcotic painkiller widely used today to treat severe chronic pain. Sales of controlled-release oxycodone were nearly $2.0 billion for the twelve months ended August 2005. We have worldwide commercial rights to Oxytrex.

Our clinical results to date have shown that Oxytrex can reduce physical dependence and provides superior and prolonged pain relief compared to oxycodone. Published preclinical results also demonstrate that the technology used in Oxytrex results in a lack of opioid addiction or tolerance in animals.

In December 2006, we announced initiation of a Phase III study of Oxytrex. This clinical study is randomized, double-blinded, multi-center and placebo-controlled. The study will enroll approximately 120 patients who have each been taking greater than or equal to 120 mg of oxycodone per day for over a year. Patients who meet all eligibility requirements are randomized to receive twice-daily doses of 100 nanograms, or 0.0001 mg, ultra-low-dose naltrexone or matching placebo for two weeks. At the conclusion of this two-week period, patients check into a clinic and receive an injection of a high-dose opioid antagonist to precipitate withdrawal. During the withdrawal phase of the study, patients are closely monitored and measured for signs and symptoms of physical dependence or withdrawal. The study’s primary endpoint is physical dependence/withdrawal scores in patients in the treatment arm compared to patients receiving placebo. For ethical and other reasons, the study protocol allows an interim analysis.

Oxytrex is formulated with two active drug ingredients: oxycodone and ultra-low-dose naltrexone. We rely on a limited number of third-party manufacturers to manufacture, fill, label, ship and store Oxytrex. We plan to have produced on our behalf additional clinical materials necessary to complete our Phase III program for Oxytrex.

Metastatic Melanoma

In November 2006, we announced a new antibody technology that we believe may enable clinicians to provide effective medical treatment for metastatic melanoma, a rare but deadly form of skin cancer.

Scientists at Albert Einstein College of Medicine have developed novel radio-labeled monoclonal antibodies that target melanoma tumor sites and deliver a short burst of lethal radiation to melanoma tumors. We believe the specificity of this treatment may be effective against tumors without harming normal tissue. The technology may also have therapeutic uses outside of oncology. We plan to initiate a clinical program in metastatic melanoma in 2007.

Strategy

Our goal is to continue to develop novel drugs that are more effective or safer than drugs used in the clinic today. Our strategy includes the following elements:

Focus on Clinical Development Stage Products. We believe this focus will enable us to generate product revenues earlier than if we were focused on early-stage research and discovery activities.

Retain Significant Rights to Our Drugs. We currently retain worldwide commercialization rights to all of our technology and drug candidates in all markets and indications, except for Remoxy and certain other abuse-resistant drugs that are subject to our strategic alliance with King. In general, we intend to independently develop our drug candidates through late-stage clinical trials. In market segments that require large or specialized sales forces, we may seek sales and marketing alliances with third parties.

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

We also conduct basic research in collaboration with academic and other partners. Research and development expenditures totaled $35.1 million, $32.9 million and $46.8 million in 2004, 2005, and 2006 respectively, and include the costs of company-sponsored research and research and development services provided under the strategic alliance with King. We recorded contract revenue of $1.4 million and $22.7 million in 2005 and 2006, respectively, related to customer-sponsored research activities under our collaboration with King.

Oxytrex Science and Technology

The science behind Oxytrex was initially discovered by scientists at Albert Einstein College of Medicine. These scientists published results showing that opioid painkillers activate an excitatory signaling pathway linked to opioid receptors.

We believe that the excitatory pathway of opioid receptors contributes greatly to the adverse effects of chronic opioid use, such as tolerance, physical dependence and addiction. After repeated administration of morphine, oxycodone or other opioid painkillers, increasing doses of opioids are required in order to obtain the same level of pain relief, a process that leads to tolerance. If chronic opioid treatment is terminated abruptly, withdrawal symptoms rapidly appear. Continued administration of opioids prevents the appearance of withdrawal symptoms, at which point a patient is considered physically dependent. Published results in rodents also show that tolerance and physical dependence can be prevented by co-administration of ultra-low-dose naltrexone, an opioid antagonist. We believe ultra-low-dose naltrexone prevents activation of the excitatory pathway, but not the inhibitory pathway of opioid drugs. In addition, preclinical work using animal models of addiction suggests that very low doses of opioid antagonists decrease the pleasurable effects and addictive potential of opioid drugs such as morphine or oxycodone.

Optimal dose ratios of ultra-low-dose opioid antagonist to opioid painkillers depend on specific pharmacology and the mode of administration. Published preclinical and clinical dose response studies provide guidance in formulating optimal ratios of ultra-low-dose opioid antagonist to opioid painkillers for clinical development.

Oxytrex is a proprietary combination of two active drug ingredients. The first component is the opioid agonist oxycodone. The second component is an ultra-low-dose of the opioid antagonist naltrexone. Adding an antagonist to an agonist at usual clinical doses blocks the action of the agonist. This effect is clinically useful, for example, to reverse heroin overdose. At an ultra-low-dose, however, studies indicate that this effect is different: an ultra-low-dose of an opioid antagonist can enhance pain relief and attenuate the development of tolerance or addiction. Oxytrex takes advantage of this effect by combining an opioid agonist with an ultra-low-dose of an opioid antagonist.

License of Technology from Albert Einstein College of Medicine

We have licensed certain technology from Albert Einstein College of Medicine. We have a worldwide exclusive license to the technology and all intellectual rights arising from the technology. Pursuant to the agreements for the licensed technology, we are required to pay Albert Einstein College of Medicine clinical milestone payments and royalties based on a percentage of net drug sales. If a product is combined with a drug or other substance for which we are paying an additional royalty, the royalty that we pay to Albert Einstein College of Medicine will be reduced by up to one-half of the amount of such additional royalty.

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

Our Intellectual Property

We seek to protect our technology by, among other methods, filing and prosecuting U.S. and foreign patents and patent applications with respect to our technology and products and their uses. The focus of our patent strategy is to secure and maintain intellectual property rights to technology for the following categories of our business:

•	the clinical use of an ultra-low-dose opioid antagonist, either alone or in combination with an opioid painkiller, for pain management and opioid and other addiction;

•	the use of an ultra-low-dose opioid antagonist to render opioid-based products more effective;

•	the clinical use of an ultra-low-dose opioid antagonist, either alone or in combination with any opioid painkiller, for the treatment of other conditions;

•	the clinical use of radio-labeled monoclonal antibodies for the treatment of metastatic melanoma and certain therapeutic uses outside of oncology; and

•	the manufacture and use of our drug candidates.

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

Strategic Alliance with King Pharmaceuticals, Inc.

We have a collaboration agreement and a license agreement with King to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in December 2005. We could also receive from King up to $150.0 million in milestone payments in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers under the strategic alliance, of which we have received $5.0 million to date. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement.

We formed a joint oversight committee, or JOC, with King to oversee drug development and commercialization strategies for the strategic alliance. Pursuant to the collaboration agreement in the strategic alliance, we retain sole control of drug development activities in the United States through Phase II clinical trials. We and King will jointly manage Phase III clinical trials and New Drug Applications, or NDA, submissions in the United States. King has responsibility for these development activities outside the United States. Upon regulatory approval, King will assume sole control and worldwide responsibility to exclusively commercialize Remoxy and other abuse-resistant opioid drugs developed pursuant to the strategic alliance. We retain all development and commercial rights in Australia and New Zealand.

Pursuant to the license agreement, King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed pursuant to the strategic alliance, and is obligated to pay us a 20% royalty on net sales, except as to the first $1.0 billion in cumulative net sales, for which the royalty is set at 15%. King is also obligated to reimburse us for our payment of third-party royalty obligations related to this strategic alliance.

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

Applicable FDA regulations require the filing of an NDA and approval by the FDA prior to commercialization of any of our drug candidates in the United States.

The Drug Approval Process

We will be required to complete several activities before we can market any of our drug candidates for human use in the United States, including:

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

Our clinical trials are designed to produce clinical information about how our drugs perform compared to placebo or compared to existing opioid drugs where appropriate. We have designed most Phase II and Phase III clinical trials to date as randomized, double-blind, placebo-controlled, dose-ranging studies. A randomized clinical trial is one in which patients are randomly assigned to the various study treatment arms. A double-blind clinical trial is one in which the patient, the physician and our trial monitor are unaware if the patient is receiving placebo or study drug in order to preserve the integrity of the clinical trial and reduce bias. A placebo-controlled clinical trial is one in which a subset of patients is purposefully given inactive medication.

The FDA publishes industry guidelines specifically for the clinical evaluation of painkillers. We rely in part on these guidelines to design a clinical strategy for the approval of each of our drug candidates. In particular, FDA guidelines recommend that we demonstrate efficacy of our new painkillers in more than one clinical model of pain. Acceptable clinical models of pain include low-back pain and arthritis pain. Upon a clear demonstration of the safety and efficacy of painkillers in multiple clinical models of pain, the FDA has historically approved painkillers with broad indications. Such general purpose labeling often takes the form of “for the management of moderate to severe pain.” We have tested Oxytrex in several clinical settings of pain in order to support a broad approval by the FDA for use of Oxytrex for the relief of moderate to severe pain.

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is typically extended for significant amounts of time by the FDA’s requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA’s evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter, or an approvable letter which usually contains a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

If the FDA approves the NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional post marketing studies, or Phase IV clinical trials, to evaluate long-term effects of the approved drug.

Other Regulatory Requirements

The FDA mandates that drugs be manufactured in conformity with current GMP. If the FDA approves any of our drug candidates we will be subject to requirements for labeling, advertising, record keeping and adverse experience reporting. Failure to comply with these requirements could result, among other things, in suspension of regulatory approval, recalls, injunctions or civil or criminal sanctions. We may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental

Protection Act, the Clean Air Act, national restrictions on technology transfer, and import, export, and customs regulations. In addition, any of our products that contain narcotics will be subject to DEA regulations relating to manufacturing, storage, distribution and physician prescribing procedures. It is possible that any portion of the regulatory framework under which we operate may change and that such change could have a negative impact on our current and anticipated operations.

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

Competition

Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary opioid formulations include, but are not limited to, Roxane Laboratories, Purdue Pharma, Abbott Laboratories, Cephalon, Endo Pharmaceuticals, Teva Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals. Alternative technologies are being developed to increase opioid potency, as well as alternatives to opioid therapy for pain management, several of which are in clinical trials or are awaiting approval from the FDA.

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

We will also face competition to our potential product candidates outside of pain management, including oncology. Developments by competitors may render our drug candidates or technologies obsolete or non-competitive.

Employees

As of December 31, 2006, we had 41 employees. We engage consultants from time to time to perform services on a per diem or hourly basis.

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

Although we were profitable in 2006 based principally on revenues recognized from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $136.5 million as of December 31, 2006. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

In order to obtain FDA approval for any of our drug candidates, we must submit to the FDA an NDA that demonstrates with substantive evidence that the drug candidate is both safe and effective in humans for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.

Our Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. FDA guidelines recommend that the efficacy of new painkillers be demonstrated in more than one clinical model of pain. This means that even if one of our Phase III clinical trials demonstrates positive results for our drug candidates, we are likely to have to demonstrate positive results in one or more additional Phase III clinical trials prior to receiving FDA approval for broad indication of severe chronic pain. Even if the results of our Phase III clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before we can submit an NDA or obtain FDA approval for any of our drug candidates.

In February 2006, we completed an SPA with the FDA for a pivotal Phase III clinical trial with Remoxy in approximately 400 patients with moderate to severe chronic pain. Under this procedure, a sponsor may seek the FDA’s agreement on the design and analysis of a clinical trial intended to form the primary basis of an efficacy claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins except in limited circumstances, such as the FDA determining that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the trial had begun. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the basis for approval with respect to effectiveness. Under our SPA, if the outcome of our Phase III clinical trial is successful, we expect to use the data from the Phase III clinical trial as part of a basis of approval with respect to efficacy. While we received the SPA for this Phase III clinical trial assessing Remoxy, there can be no assurance that this clinical trial will have a successful outcome or that we will ultimately receive approval for this drug candidate. Furthermore, there can be no assurance that other events will not occur that would allow the FDA to disregard our SPA.

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process also consumes a significant amount of time. Furthermore, if participating patients in clinical trials suffer drug-related adverse reactions during the course of such clinical trials, or if we or the FDA believe that participating patients are being exposed to unacceptable health risks, we will have to suspend or terminate our clinical trials. Failure can occur at any stage of the clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials.

Our clinical trials with Remoxy and Oxytrex measure clinical symptoms, such as pain and physical dependence, respectively, that are not biologically measurable. The success of Remoxy and Oxytrex in clinical trials depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

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

Any of these delays could significantly impact the timing, approval and commercialization of our drug candidates and could significantly increase our overall costs of drug development.

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

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. With the exception of our SPA with the FDA for our Phase III clinical trial with Remoxy, these discussions are not binding obligations on the part of regulatory authorities. Regulatory authorities may revise previous guidance or decide to ignore previous guidance at any time during the course of our clinical activities or after the completion of our clinical trials. Even with successful clinical safety and efficacy data, we may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

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

The Drug Enforcement Administration, or DEA, limits the availability of the active ingredients in certain of our current drug candidates and, as a result, our quotas may not be sufficient to complete clinical trials, or to meet commercial demand or may result in clinical delays.

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

Pursuant to our strategic alliance with King, we will jointly manage and prepare Phase III clinical trials and NDA submissions in the United States for Remoxy and other abuse-resistant drug candidates with King. We rely on King to devote time and resources to the development and commercialization of Remoxy and other abuse-resistant drug candidates. If King limits its time and resources devoted to the strategic alliance, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected.

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

If we fail to maintain our strategic alliance for Remoxy and other abuse-resistant drugs, we may have to reduce or delay our drug candidate development.

Our plan for developing, manufacturing and commercializing Remoxy and other abuse-resistant drugs currently requires us to successfully maintain our strategic alliance with King to advance our programs and provide funding to support our expenditures on Remoxy and other drug candidates. If we are not able to maintain our existing strategic alliance with King, we may have to limit the size or scope of, or delay or abandon the development of Remoxy and other abuse-resistant drug candidates or undertake and fund development of these drug candidates ourselves. If we elect to fund drug development efforts with respect to Remoxy and other abuse-resistant drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

If King is not successful in commercializing Remoxy and other abuse-resistant drugs, our revenues and our business will suffer.

Our ability to commercialize Remoxy and other abuse-resistant drugs and generate royalties from product sales of such drugs will depend on King’s abilities in assisting us in developing such drugs and in maintaining regulatory approval and achieving market acceptance of such drugs once commercialized. King may elect to independently develop drugs that could compete with ours or fail to commit sufficient resources to the development, marketing and distribution of Remoxy and other abuse-resistant drugs developed under our strategic alliance. King may not proceed with the commercialization of Remoxy and other abuse-resistant drugs developed under our strategic alliance with the same degree of urgency as we would because of other priorities they face. If King is not successful in commercializing Remoxy for a variety of reasons, including but not limited to competition from other pharmaceutical companies, or if King fails to perform as we expect, our potential for revenue from drugs developed in connection with our strategic alliance with King, if any, could be dramatically reduced and our business would suffer.

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

We will compete for market share against fully integrated pharmaceutical companies or other companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have drugs already approved or drug candidates in development that will or may compete against our approved drug candidates. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

Our ability to commercialize our drug candidates will depend on our ability to sell such products without infringing the patent or proprietary rights of third parties. If we are sued for infringing intellectual property rights of third parties, such litigation will be costly and time consuming and an unfavorable outcome would have a significant adverse effect on our business.

Our ability to commercialize our drug candidates will depend on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Intellectual property rights in the areas of controlled-release oxycodone, antibodies, and more generally, in oncology, neurology and radiopharmaceutical technologies are complicated and are continuously evolving. Holders of patent rights in these areas may allege that the commercialization of Remoxy or our other drug candidates infringes such patent rights. While we believe that we would have valid defenses to any claim of infringement, there can be no assurance that these or other third party patents will not limit our ability to commercialize Remoxy or our other drug candidates.

In addition, because patent applications are published 18 months after their filing, and because applications can take several years to issue, there may be currently pending third-party patent applications that are unknown to us, which may later result in issued patents. If a third-party claims that we infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

•

infringement claims that, with or without merit, can be costly and time consuming to litigate, can delay the regulatory approval process and can divert management’s attention from our core business strategy;

•	substantial damages for past infringement which we may have to pay if a court determines that our products or technologies infringe upon a competitor’s patent or other proprietary rights;

•	a court order prohibiting us from commercializing our products or technologies unless the holder licenses the patent or other proprietary rights to us, which such holder is not required to do;

•	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights; and

•

redesigning our process so that it does not infringe the third-party intellectual property, which may not be possible, or which may require substantial time and expense including delays in bringing our own products to market. Such actions could harm our competitive position and our ability to generate revenue and could result in increased costs.

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

We recently announced our intentions to expand our research and development activities to include development of potential drug candidates for indications other than pain, and we may not be able to successfully develop or commercialize these potential new product candidates.

In November 2006, we announced our intentions to expand our research and development activities to include development of potential drug candidates for indications other than pain, such as oncology. We have no history of developing oncology drugs or manufacturing radiopharmaceuticals. We do not know whether any of our planned clinical trials in oncology will result in marketable products. We do not anticipate that any additional drug candidates will reach the market for at least several years, if at all.

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

Law enforcement concerns over diversion of opioids and social issues around abuse of opioids may make the regulatory approval process and commercialization of our drug candidates very difficult.

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

Approved third-party commercial drug manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state and foreign government agencies to ensure strict compliance with GMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

In addition, even if we enter into long-term supply arrangements with third-party suppliers, we cannot control changes in strategy by third-party suppliers that affect their ability or willingness to continue to supply our drug products on acceptable terms.

If our drug supply for one of our drug candidates was interrupted, our operations could be negatively affected.

If we cannot formulate and scale-up a wide range of dosage forms of Remoxy and other abuse-resistant drug candidates, we and King might determine that the commercial opportunity for Remoxy is too limited to warrant further investment in clinical testing and development.

We plan to formulate and scale-up a wide range of commercial dosage forms of Remoxy and other abuse resistant drug candidates. We may not be able to successfully complete our formulation or scale-up activities or we may determine that the commercial opportunity for Remoxy and other abuse-resistant drug candidates in certain dosage forms is too limited to warrant further investment. If we are unsuccessful in our formulation or scale-up activities with Remoxy and other abuse-resistant drug candidates, our future revenue from milestones and royalties under our strategic alliance with King may be less than expected and our operations may suffer.

We rely solely on Durect to provide us with certain components of Remoxy and other abuse-resistant drug candidates, to produce Remoxy and other abuse-resistant drug candidates for clinical supplies and will rely on Durect to produce commercial supplies of these components.

We rely on Durect as our sole source provider of certain components of Remoxy and other abuse-resistant drug candidates, and will rely solely on Durect to produce commercial supplies of these components. Durect’s failure to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business. Durect may encounter manufacturing difficulties involving production yields, quality control and quality assurance. Durect is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with government regulations and corresponding foreign standards. We cannot control Durect’s compliance with these regulations and standards.

To date, Durect has not produced commercial-scale supply of these components. If we and King receive marketing approval for and commercially launch Remoxy or other abuse resistant candidates, we anticipate that Durect will need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for Remoxy and other abuse-resistant drug candidates in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to FDA review and approval. If Durect is unable to successfully increase the manufacturing capacity for such components of Remoxy and other abuse-resistant drugs, at an acceptable cost or otherwise, and we are unable to establish alternative manufacturing capabilities, the commercial launch or continued commercialization after a commercial launch of Remoxy and other abuse-resistant drugs may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our revenues and cause our business to suffer.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our drug candidates, our need for clinical supplies, the time it takes for us to respond to questions raised by King regarding any invoices we submit to them, and the valuation of stock-based compensation. Thus, quarter-to-quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our clinical, financial or operating results may not meet the expectations of securities analysts and investors that could result in a decline in the price of our stock.

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

There were no matters submitted to a vote of the security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market under the symbol “PTIE.” The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	Sale Price
	High	Low
Fiscal 2006:
First Quarter	$11.80	$6.86
Second Quarter	$10.86	$7.70
Third Quarter	$9.04	$7.50
Fourth Quarter	$9.78	$7.90
Fiscal 2005:
First Quarter	$7.48	$4.99
Second Quarter	$7.24	$4.78
Third Quarter	$7.22	$5.79
Fourth Quarter	$9.45	$5.46

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of February 1, 2007, there were approximately 85 holders of record of our common stock.

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2006.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	8,212,985	$7.12	1,823,394
Equity compensation plans not approved by stockholders	—	—	—

Total	8,212,985	$7.12	1,823,394

Item 6.	Selected Financial Data (in thousands except per share data)

	Years ended December 31,
	2006	2005	2004	2003	2002
Statement of operations data:
Program fee revenue	$26,201	$3,712	$—	$—	$—
Collaboration revenue	22,717	1,368	—	—	—
Milestone revenue	5,000	—	—	—	—

Total revenues	53,918	5,080	—	—	—
Research and development expense	46,803	32,938	35,093	18,913	11,396
General and administrative expense	7,668	4,859	3,868	3,338	5,523

Total operating expenses	54,471	37,797	38,961	22,251	16,919

Operating loss	(553)	(32,717)	(38,961)	(22,251)	(16,919)
Interest and other income	9,668	2,047	1,185	634	994

Income (loss) before provision for income taxes	9,115	(30,670)	(37,776)	(21,617)	(15,925)
Provision for income taxes	2,927	—	—	—	—

Net income (loss)	$6,188	$(30,670)	$(37,776)	$(21,617)	$(15,925)

Earnings (loss) per share:
Basic	$0.14	$(0.70)	$(1.01)	$(0.73)	$(0.59)

Diluted	$0.14	$(0.70)	$(1.01)	$(0.73)	$(0.59)

Weighted average shares used to compute earning (loss) per share:
Basic	44,146	43,795	37,267	29,483	27,039

Diluted	45,475	43,795	37,267	29,483	27,039

	December 31,
	2006	2005	2004	2003	2002
Balance sheet data:
Cash and cash equivalents	$16,386	$95,651	$1,379	$12,027	$50,091
Marketable securities	188,014	117,001	98,018	65,402	55
Working capital	170,460	181,817	91,860	74,799	48,146
Total assets	208,456	215,795	101,192	80,513	53,325
Deferred program fee revenue	120,087	146,288	—	—	—
Total liabilities	130,541	152,435	7,796	3,951	3,101
Total stockholders’ equity	77,915	63,360	93,396	76,562	50,224

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company that develops novel drugs for pain management and oncology. We have three investigational drug candidates in clinical programs. Remoxy and PTI-202 are proprietary, abuse-resistant forms of opioid drugs. Oxytrex is a novel, next-generation painkiller that potentially offers less physical dependence than currently marketed opioid painkillers. We are also developing a novel radio-labeled monoclonal antibody to treat metastatic melanoma, a rare but deadly form of skin cancer.

Two of our novel drug candidates are currently in Phase III clinical programs:

•	Remoxy, an abuse-resistant version of long-acting oxycodone, and

•	Oxytrex, a novel oral opioid painkiller for the treatment of severe chronic pain.

We and King Pharmaceuticals, Inc., or King, are engaged in a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in December 2005.

In February 2006, we and King announced the completion of a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration, or FDA, in connection with the clinical development of Remoxy. We are conducting a pivotal Phase III clinical trial with Remoxy in approximately 400 patients with moderate to severe chronic pain, pursuant to the SPA.

In August 2006, we and King announced the initiation of a Phase I clinical trial program of a second abuse-resistant drug candidate, called PTI-202. In connection with the acceptance by the FDA of the investigational new drug application, or IND, for PTI-202, King made a milestone payment to us of $5.0 million.

We could also receive from King up to $145.0 million in additional milestone payments in the course of clinical development of Remoxy, PTI-202 and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

Although we were profitable in 2006 based principally on revenues recognized from King and interest income, we have yet to generate any revenues from product sales. Through December 31, 2006, we have recorded an accumulated deficit of approximately $136.5 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on the research and development of opioid drugs for the treatment of pain. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years Ended December 31,
	2006	2005	2004
Compensation	$9,746	$4,717	$3,769
Contractor fees (1)	30,367	23,642	26,605
Supplies (2)	4,317	2,351	2,575
Other common costs (3)	2,373	2,228	2,144

	$46,803	$32,938	$35,093

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other potential drug candidates that may arise out of our collaboration with King since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. In November 2006, we announced that we are developing a novel antibody technology that may transform how metastatic melanoma is treated. We spent approximately $3.0 million on this technology, primarily in contractor fees and supplies, during 2006.

Estimating the dates of completion of clinical development, and the costs to complete development of our drug candidates would be highly speculative, subjective and potentially misleading. Pharmaceutical products take a significant amount of time to research, develop and commercialize. The clinical trial portion of the development of a new drug alone usually spans several years. We expect to reassess our future research and development plans based on our review of data we receive from our current research and development activities. The cost and pace of our future research and development activities are linked and subject to change.

Critical Accounting Policies

The preparation of our financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to contract agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•

Expenses for clinical trials. Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after we report our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

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

We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. We record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation expense recognized in the year ended December 31, 2006 includes $6.2 million in stock-based compensation cost for all outstanding stock-based awards. Prior to January 1, 2006, we used the intrinsic-value method of accounting for stock-based awards granted to employees and directors in accordance with APB 25 and its interpretations. Accordingly, we did not recognize compensation cost in our financial statements prior to January 1, 2006 for these awards because stock options granted to employees and directors had exercise prices equal to or greater than the fair value of the underlying security at the time the stock option was granted.

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

•

Revenue recognition and deferred program fee revenue. In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. Of those drug candidates, Remoxy is in Phase III clinical trials, one drug candidate is in Phase I clinical trials and two potential drug candidates are at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through July 2011. Collaboration revenues from reimbursement of development expenses, which are invoiced one month in arrears, are recognized when costs are incurred pursuant to the strategic alliance with King, unless we know that King has not completed to its satisfaction their review of our submitted invoices. Therefore, our Collaboration revenues may be impacted by the timeliness of our addressing any questions King may have on the invoices we submit to them as well as the length of time it takes King to complete its review once we have addressed their questions, and although we only invoice King for development expenses incurred by us that we believe qualify for reimbursement under our collaborative agreement, King may not ultimately agree with our determination of what constitutes a qualifying development expense. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

•

Income taxes. We make estimates and judgments in determining our income tax expense. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, we fully offset the total deferred tax assets by a valuation allowance. We may in the future determine that some, or all, of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Years Ended December 31, 2006 and 2005

Revenue—Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of this upfront fee were $26.2 and $3.7 million in the years ended December 31, 2006 and 2005, respectively. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through July 2011.

Revenue—Collaboration revenue

Collaboration revenues were $22.7 million and $1.4 million in the years ended December 31, 2006 and 2005, respectively. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses, as well as the timing of completion of King’s review of submitted expenses. For example, we have not recognized collaboration revenue of approximately $10.4 million related to costs incurred by us between September and December 31, 2006 because King has informed us that they are still reviewing the invoice we submitted to them in the fourth quarter of 2006, and they have asked for additional supporting documentation and clarification in order to complete their review. We expect King’s review to be completed in the first half of 2007.

Revenue—Milestone revenue

Milestone revenue was $5.0 million for the year end December 31, 2006. In connection with the acceptance by the FDA of the investigational new drug application for PTI-202, King made a non-refundable, non-creditable milestone payment to us of $5.0 million. We had no corresponding milestone revenue in 2005.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expense increased to $46.8 million from $32.9 million in the years ended December 31, 2006 and 2005, respectively. The increase was primarily due to increases in clinical and development activities for Remoxy and PTI-202 and non-cash stock-related compensation costs associated with the adoption of SFAS 123R.

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including our Phase III clinical trial of Remoxy, and current and potential clinical trials for our other abuse-resistant drug candidates, as well as further clinical development of Oxytrex. King is obligated to reimburse development expenses for Remoxy and other abuse-resistant drug candidates pursuant to our collaboration. We expect to continue other development efforts on our drug candidates. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expense consist primarily of compensation and other general corporate expenses. General and administrative expense increased to $7.7 million from $4.9 million in the years ended

December 31, 2006 and 2005, respectively. The increase was primarily due to increases in non-cash stock-related compensation costs associated with the adoption of SFAS 123R. We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income

Interest and other income increased to $9.7 million from $2.0 million for the years ended December 31, 2006 and 2005, respectively, primarily due to increases in average balances of marketable securities and, to a lesser extent, increases in prevailing interest rates on investments in marketable securities. We expect our interest income to decrease in the future as we use cash to fund our operations.

Provision for Income Taxes

The provision for income taxes is comprised of $2.7 million for federal taxes and $0.2 million for state taxes. In 2005, King made an upfront cash payment of $150.0 million to us in connection with our strategic alliance. We have taxable income for 2006 primarily due to the recognition in 2006 of $146.3 million of the upfront cash payment for income tax purposes. We have reduced our taxable income for 2006 with deductions related to a combination of our net operating losses and tax credits from prior years. We do not expect to provide for income taxes in 2007 because we expect to incur net losses in 2007.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense increased to $4.9 million from $3.9 million in the years ended December 31, 2005 and 2004, respectively, primarily due to an increases in headcount and general corporate activities, offset in part by decreased non-cash stock-based compensation expense in 2005 as compared to 2004.

Interest and Other Income

Interest and other income increased to $2.0 million from $1.2 million in the years ended December 31, 2005 and 2004, respectively, primarily due to increases in yields on our investments in marketable securities and, to a lesser extent, in average balances of marketable securities.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. Additionally, in December 2005, we received a $150.0 million program fee under our strategic alliance with King. We intend to continue to use the proceeds from these offerings and from this program fee to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2006, cash, cash equivalents and marketable securities were $204.4 million.

Net cash used in operating activities was $11.8 million for the years ended December 31, 2006 compared to net cash provided by operating activities of $113.2 million for the year ended December 31, 2005. In 2006, we incurred approximately $10.4 million of expenses related to development of our abuse-resistant drug candidates under our strategic alliance with King that remain subject to review by King, and King has requested additional supporting documentation and clarification of amounts that we have invoiced them. We expect that King will complete this review in the first half of 2007.

Our investing activities to purchase property, equipment and leasehold improvements used cash of $0.1 million for the year ended December 31, 2006 and $0.5 million for the year ended December 31, 2005. Other investing activities for both these years consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Net cash provided by financing increased to $1.7 million in the year ended December 31, 2006 from $0.3 million in the year ended December 31, 2005. The increase was primarily due to an increase in issuances of common stock from our 1998 Stock Plan and our 2000 Employee Stock Purchase Plan.

We have $57.3 million of total deferred tax assets at December 31, 2006. Realization of these deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it was more likely than not that such deferred tax assets would not be realized. Accordingly, we fully offset the deferred tax asset with a valuation allowance.

We lease approximately 10,500 square feet of general office space. Our lease expires in 2010. Under the terms of our real property lease, annual minimum lease payments are as follows as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	Total
Future minimum lease payments	$187	$196	$206	$160	$749

In 2007, we expect to increase the amount of office space we lease.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2006. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $136.5 million at December 31, 2006. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not yet in a position to determine such effects.

In fiscal 2006, we adopted FSP No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This adoption did not have a material impact on the Company’s results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2006 by approximately $0.9 million. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2006, our investments consisted of short-term investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest. We believe our credit risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 6 to the financial statements, in 2006, Pain Therapeutics, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Palo Alto, California

February 10, 2007

PAIN THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,386	$95,651
Marketable securities	188,014	117,001
Other current assets	2,714	1,512

Total current assets	207,114	214,164
Property and equipment, net	1,267	1,556
Other assets	75	75

Total assets	$208,456	$215,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$985	$998
Accrued development expense	5,777	4,461
Deferred program fee revenue—current portion	26,200	26,200
Income taxes payable	2,779	—
Other accrued liabilities	913	688

Total current liabilities	36,654	32,347

Non-current liabilities:
Deferred program fee revenue—noncurrent portion	93,887	120,088

Total liabilities	130,541	152,435

Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 44,314,003 and 43,936,088 shares issued and outstanding in 2006 and 2005, respectively	44	44
Additional paid-in-capital	214,749	206,489
Accumulated other comprehensive loss	(372)	(479)
Accumulated deficit	(136,506)	(142,694)

Total stockholders’ equity	77,915	63,360

Total liabilities and stockholders’ equity	$208,456	$215,795

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years ended December 31,
	2006	2005	2004
Revenue:
Program fee revenue	$26,201	$3,712	$—
Collaboration revenue	22,717	1,368	—
Milestone revenue	5,000	—	—

Total revenue	53,918	5,080	—
Operating expenses:
Research and development	46,803	32,938	35,093
General and administrative	7,668	4,859	3,868

Total operating expenses	54,471	37,797	38,961

Operating loss	(553)	(32,717)	(38,961)

Interest and other income	9,668	2,047	1,185

Income (loss) before provision for income taxes	9,115	(30,670)	(37,776)
Provision for income taxes	2,927	—	—

Net income (loss)	$6,188	$(30,670)	$(37,776)

Earnings (loss) per share:
Basic	$0.14	$(0.70)	$(1.01)

Diluted	$0.14	$(0.70)	$(1.01)

Weighted-average shares used to compute earnings (loss) per share:
Basic	44,146	43,795	37,267

Diluted	45,475	43,795	37,267

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common and Preferred stock		Additional paid-in capital and deferred compensation	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2003	35,381,309	$35	$150,725	$50	$(74,248)	$76,562
Issuance of common stock pursuant to exercise of stock options	184,257	1	473	—	—	474
Issuance of common stock pursuant to follow-on offering, net of expenses	8,000,000	8	54,074	—	—	54,082
Amortization of employee deferred compensation, net of reversals	—	—	7	—	—	7
Compensation with respect to non-employee option grants	—	—	394	—	—	394
Issuance of common stock related to employee stock purchase plan	86,550	—	247	—	—	247
Net unrealized losses on investment in marketable securities	—	—	—	(594)	—	(594)
Net loss	—	—	—	—	(37,776)	(37,776)

Comprehensive loss						(38,370)

Balance at December 31, 2004	43,652,116	44	205,920	(544)	(112,024)	93,396
Issuance of common stock pursuant to exercise of stock options	148,136	—	159	—	—	159
Issuance of common stock pursuant to exercise of warrants	60,450	—	6	—	—	6
Expenses pursuant to filing registration statements	—	—	(116)	—	—	(116)
Compensation with respect to non-employee option grants	—	—	248	—	—	248
Issuance of common stock related to employee stock purchase plan	75,386	—	272	—	—	272
Net unrealized gains on investment in marketable securities	—	—	—	65	—	65
Net loss	—	—	—	—	(30,670)	(30,670)

Comprehensive loss						(30,605)

Balance at December 31, 2005	43,936,088	44	206,489	(479)	(142,694)	63,360
Issuance of common stock pursuant to exercise of stock options	304,180	—	1,312	—	—	1,312
Issuance of common stock related to employee stock purchase plan	73,735	—	330	—	—	330
Compensation with respect to non-employee option grants	—	—	242	—	—	242
Compensation with respect to employee option grants	—	—	6,228	—	—	6,228
Tax benefits and excess tax benefits from the exercise of options	—	—	148	—	—	148
Net unrealized gains on investment in marketable securities	—	—	—	107	—	107
Net income	—	—	—	—	6,188	6,188

Comprehensive income						6,295

Balance at December 31, 2006	44,314,003	$44	$214,749	$(372)	$(136,506)	$77,915

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows used in operating activities:
Net income (loss)	$6,188	$(30,670)	$(37,776)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	345	368	383
Amortization of program fees	(26,201)	(3,712)	—
Non-cash net interest income	(1,858)	(100)	(484)
Non-cash stock based compensation	6,470	248	401
Loss on disposal of property and equipment	38	—	—
Changes in operating assets and liabilities:
Other current assets	(1,202)	(1,253)	1,062
Accounts payable	(13)	121	(1,354)
Accrued development expense	1,316	(1,897)	5,148
Deferred program fee revenue	—	150,000	—
Income taxes payable	2,779	—	—
Tax benefits from equity-based compensation plans	148	—	—
Excess tax benefits from equity-based compensation plans	(62)	—	—
Other accrued liabilities	225	127	51

Net cash provided by (used in) operating activities	(11,827)	113,232	(32,569)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(94)	(463)	(156)
Purchase of marketable securities	(136,119)	(93,591)	(114,067)
Sales of marketable securities	27,261	74,773	81,341
Maturities of marketable securities	39,810	—	—

Net cash used in investing activities	(69,142)	(19,281)	(32,882)

Cash flows from financing activities:
Excess tax benefits from equity-based compensation plans	62	—	—
Proceeds from issuance of common stock, net	1,642	321	54,803

Net cash provided by financing activities	1,704	321	54,803

Net increase (decrease) in cash and cash equivalents	(79,265)	94,272	(10,648)
Cash and cash equivalents at beginning of period	95,651	1,379	12,027

Cash and cash equivalents at end of period	$16,386	$95,651	$1,379

Supplemental cash flow information:
Cash paid for income taxes	$—	$—	$—

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Business

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs for pain management and oncology.

Although we were profitable in 2006 principally based on revenue recognized from King and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

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

Revenue Recognition and Deferred Program Fee Revenue

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). We have also adopted the provisions of Emerging Issues Task Force, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed and determinable, and collection is reasonably assured. Allowances are established for uncollectible amounts.

In November 2005, we and King Pharmaceuticals, Inc., or King, announced a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. In connection with the strategic alliance, we recognize program fee revenue and collaboration revenue. Program fee revenue is derived from the upfront payment from King and is recognized ratably over our estimate of the development period under the strategic alliance with King. Deferred program fee revenue represents the amount of the up front payment that has not been recognized as revenue to date. Collaboration revenues from reimbursement of development expenses, which are invoiced one month in arrears, are recognized when costs are incurred pursuant to the strategic alliance with King. We recognize milestone payments as revenue when the milestone payments are substantive and non-refundable and we achieve the underlying developmental milestone.

Cash, Cash Equivalents and Concentration of Cash Risk

We consider all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash maintained at two financial institutions and money market funds.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Marketable Securities

In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we consider our investments to be held as “available-for-sale.” We classify these investments as current assets and carry them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). All realized gains and losses on our available-for-sale securities are recognized in our results of operations. Our investments are maintained at one financial institution and are governed by our investment policy as approved by our Board of Directors. We believe our credit risk is immaterial.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (generally two to five years). Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term.

Impairment of Long-Lived Assets

We regularly perform reviews to determine if the carrying value of our long-lived assets is impaired. We consider facts or circumstances, either internal, or external that indicate that we may not recover the carrying value of the asset.

We evaluate long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We measure impairment loss related to long-lived assets based on the amount by which the carrying amounts of such assets exceed their fair values. Our measurement of fair value is generally based on an analysis of the present value of estimated future discounted cash flows. We use available information and reasonable and supportable assumptions and projections. We consider the likelihood of possible outcomes and our best estimates of projected future cash flows. If necessary, we perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the measurement of fair value of the impaired asset. No events or changes in circumstances have occurred with respect to our long-lived assets that would indicate that an impairment analysis should have been performed.

Business Segments

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, requires an enterprise to report segment information based on how management internally evaluates the operating performance of its business units (segments). Our operations are confined to one business segment: the development of novel drugs.

Expenses for Clinical Trials

Research and development expense includes the cost of clinical trials. Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after we report

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

Stock-Based Compensation

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

We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. We record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation expense recognized in the year ended December 31, 2006 includes compensation cost for all outstanding stock-based awards. Prior to January 1, 2006, we used the intrinsic-value method of accounting for stock-based awards granted to employees and directors in accordance with APB 25 and its interpretations. Accordingly, we did not recognize compensation cost in our financial statements prior to January 1, 2006 for these awards because stock options granted to employees and directors had exercise prices equal to or greater than the fair value of the underlying security at the time the stock option was granted. We have adopted the alternative transition method to use to calculate the pool of windfall tax benefits under SFAS 123R.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed on the basis of the weighted-average number of shares outstanding for the reporting period. Diluted net income (loss) per share is computed on the basis of the

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

weighted-average number of common share outstanding plus dilutive potential common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of convertible preferred stock, outstanding stock options and outstanding warrants.

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Numerators:
Net income (loss)	$6,188	$(30,670)	$(37,776)
Denominators:
Weighted average shares used to compute basic net income (loss) per share	44,146	43,795	37,267
Effect of dilutive securities:
Dilution from employee stock plans	1,196	—	—
Dilution from warrants	133	—	—

Dilutive potential common shares	1,329	—	—

Weighted average shares used to compute diluted net income (loss) per share	45,475	43,795	37,267

In 2006, 2.2 million shares related to stock options were excluded from diluted net income per shares as the share price was greater than the average price per share and the effect would be anti-dilutive. In 2005 and 2004 we reported a loss and therefore all common shares related to potentially dilutive securities have been excluded from the calculation of diluted loss per share because they are anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized holding gains and losses on available-for-sale securities as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$6,188	$(30,670)	$(37,776)
Other comprehensive income (loss)	107	65	(594)

Comprehensive income (loss)	$6,295	$(30,605)	$(38,370)

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not yet in a position to determine such effects.

In fiscal 2006, we adopted FSP No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This adoption did not have a material impact on the Company’s results of operations or financial condition.

3. Collaboration Agreements

King Pharmaceuticals, Inc.

In November 2005, we and King announced a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in December 2005, of which $26.2 million and $3.7 million were recorded as program fee revenue for the year ended December 31, 2006 and 2005, respectively. We could also receive from King up to $150.0 million in milestone payments in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers under the strategic alliance, of which we received $5.0 million in milestone revenue in the year ended December 31, 2006. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement, of which $22.7 and $1.4 million was recorded as collaboration revenue for the years ended December 31, 2006 and 2005, respectively. We have incurred and invoiced an additional $6.4 million in development expenses during the period from September to November 2006; King has informed us that it is still reviewing this invoice and has asked for additional supporting documentation and clarification in order for them to complete their review. We have therefore excluded these amounts from our Collaboration revenues in 2006. Further, we have also excluded from revenue an additional $4.0 million in development expenses incurred in December 2006 due to the open issues with King on our most recent invoice. We expect to fully respond to King’s request and for King to complete their review in the first half of 2007. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

components of Remoxy and other abuse-resistant opioid painkillers on a cost-plus basis. We also are responsible to pay Durect royalties on any related drug sales. King is obligated to reimburse us for costs we incur under the agreement with Durect, including royalties.

4. Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Investments
	Amortized Cost	Accrued Interest	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2006
Cash and cash equivalents:
Money market securities	$16,350	$34	$2	$—	$16,386

	16,350	34	2	—	16,386

Marketable securities available-for-sale:
U.S. government and agency obligations	54,563	554	13	(90)	55,040
Corporate obligations	71,213	932	2	(295)	71,852
Mortgage/asset-backed securities	60,960	166	82	(86)	61,122

	186,736	1,652	97	(471)	188,014

	$203,086	$1,686	$99	$(471)	$204,400

December 31, 2005
Cash and cash equivalents:
Money market securities	$95,599	$52	$—	$—	$95,651

	95,599	52	—	—	95,651

Marketable securities available-for-sale:
U.S. government and agency obligations	40,785	255	—	(119)	40,921
Corporate obligations	65,644	854	7	(300)	66,205
Mortgage/asset-backed securities	9,928	14	—	(67)	9,875

	116,357	1,123	7	(486)	117,001

	$211,956	$1,175	$7	$(486)	$212,652

The amount of unrealized losses on investments at December 31, 2006 and 2005 that were in an unrealized loss position for a continuous period of more than one year was immaterial. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We would recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition as well as our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The gross realized losses and gains on the sale of available-for-sale securities during the years ended December 31, 2006, 2005 and 2004 were not material.

The contractual maturities of our marketable securities at December 31, 2006, consisted of the following (in thousands):

Less than one year	$143,342
Greater than one year	44,672

$188,014

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005	2004
Furniture and fixtures	$1,145	$1,089	$630
Computers and software	94	128	224
Leasehold improvement	1,887	1,887	1,887

	3,126	3,104	2,741
Accumulated depreciation and amortization	(1,859)	(1,548)	(1,280)

Total	$1,267	$1,556	$1,461

Depreciation expense was $345,000, $368,000 and $383,000 in 2006, 2005 and 2004, respectively.

6. Stockholders’ Equity and Stock-Based Compensation

Common Stock

In 2004, we filed with the Securities and Exchange Commission a registration statement, using a shelf registration process, and reserved 15,000,000 shares of common stock to be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and that may be sold directly by us to investors, through agents designated from time to time, or to or through underwriters or dealers. In 2004, we issued 8,000,000 shares of common stock at $7.25 per share in a follow-on public offering pursuant to this shelf registration statement and received net proceeds of approximately $54.5 million after deducting underwriting discounts and related expenses.

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

Stock-Based Compensation

On January 1, 2006 we adopted SFAS 123R using the modified-prospective transition method. Under this transition method, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation expense recognized for the year ended December 31, 2006 includes compensation cost for all outstanding stock-based awards.

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

Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of December 31, 2006 of $10.1 million over the weighted average remaining recognition period of 2.14 years.

We did not retroactively apply SFAS 123R to periods prior to January 1, 2006. If we had recorded compensation expense for our stock-based plans in a manner consistent with the fair value approach of SFAS 123R, our net loss and net loss per share for the years ended December 31, 2005 and 2004 would have been as follows (in thousands, except per share data):

	Years ended December 31,
	2005	2004
Net loss, as reported	$(30,670)	$(37,776)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards	(7,772)	(6,188)
Add (deduct): Total stock based employee compensation expense (reduction in expense)	—	7

Adjusted net loss	$(38,442)	$(43,957)

Net loss per common share basic and diluted, as reported	$(0.70)	$(1.01)

Adjusted net loss per common share basic and diluted	$(0.88)	$(1.18)

1998 Stock Plan

Under the 1998 Stock Plan, our employees, directors and consultants may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees. Through December 31, 2006 a total of 12,600,000 shares of common stock were authorized for issuance under the 1998

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Plan. The 1998 Stock Plan allows for annual increases in the number of common shares authorized for issuance equal to the lesser of (i) 2,000,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by our Board of Directors.

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

The following summarizes stock option activity for the years ended December 31, 2006, 2005 and 2004:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding as of December 31, 2003	4,368,509	$6.53
Granted	1,373,100	$7.56
Exercised	(184,257)	$2.57
Forfeited	(222,618)	$6.28

Options outstanding as of December 31, 2004	5,334,734	$6.94
Granted	1,880,300	$5.75
Exercised	(148,136)	$1.08
Forfeited	(73,406)	$7.90

Options outstanding as of December 31, 2005	6,993,492	$6.74
Granted	1,617,200	$8.35
Exercised	(304,180)	$4.31
Forfeited	(93,527)	$8.56

Options outstanding as of December 31, 2006	8,212,985	$7.12	7.20	$15.9

Vested and expected to vest at December 31, 2006	7,918,924	$7.11	7.13	$15.5

Exercisable at December 31, 2006	4,869,925	$7.03	6.17	$10.4

The pre-tax intrinsic value of options exercised in 2006 was $1.4 million (calculated by multiplying the number of shares exercised by the difference between the closing stock price on the last trading day of 2006 and the weighted average exercise price for shares exercised in 2006). Shares reserved for issuance and available for grant under the 1998 Stock Plan were 1,673,639 as of December 31, 2006.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following summarizes information about stock options outstanding at December 31, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$0.10—$ 5.25	1,489,177	7.41	$4.44	819,374	$3.81
5.34— 6.85	1,453,938	6.67	6.42	1,016,889	6.52
6.90— 7.16	1,527,100	6.02	7.02	1,380,048	7.01
7.17— 7.78	1,440,146	7.55	7.63	791,267	7.65
8.00— 8.49	1,429,424	8.76	8.30	339,952	8.25
8.51— 18.63	873,200	6.63	10.27	522,395	11.38

$0.10—$18.63	8,212,985	7.20	$7.12	4,869,925	$7.03

Determining the Fair Value of Options

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Factors:
Volatility	68% to 74%	78% to 86%	89% to 95%
Risk-free interest rates	5%	4%	4%
Expected life of option	5 years	5 years	5 years
Forfeiture rate	5%	—	—
Dividend yield	—	—	—

Our volatility assumption is based on reviews of the historical volatility of our common stock. Our risk-free interest rate assumption is based on yields of US treasury notes in effect at the date of grant. Our expected life of options granted assumption is based on actual historical option exercises. Our forfeiture rate assumption is based on historical cancellations of options. Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $5.16, $4.47 and $6.25 per share for the years ended December 31, 2006, 2005 and 2004, respectively.

We estimate the fair value of stock options granted to non-employees using forward-looking assumptions similar to those used for stock options granted to employees and appropriate for the terms underlying the stock options granted to non-employees. We re-measure the compensation expense for options granted to non-employees over the related vesting period. The expense related to stock options granted to non-employees was approximately $0.2, $0.2, and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, or the Purchase Plan, eligible employees may purchase common stock through payroll deductions of up to 15% of the employee’s compensation. The purchase price of the stock is generally 85% of the lower of the fair market value of the common stock at the beginning of the

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

offering period or at the end of the purchase period. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan. Shares reserved for issuance under the Purchase Plan may be automatically increased each year by the amount equal to the lesser of (i) 500,000 shares, (ii) 1% of the initially outstanding shares of common stock on such date, or (iii) an amount determined by our Board of Directors. We have issued 350,245 shares of common stock pursuant to the Purchase Plan through December 31, 2006, leaving 149,755 shares reserved for issuance.

We estimate the fair value of stock purchase rights under our 2000 Employee Stock Purchase Plan using forward looking assumptions similar to those used for stock options granted to employees. The weighted-average fair value of purchase rights granted was $2.15, $2.14, and $2.85 in 2006, 2005 and 2004, respectively, calculated using Black-Scholes with an expected life of 1 year in 2006 and 2005 and 2 years in 2004 with no dividend yield. We assumed volatility was 55% in 2006, 41% to 46% in 2005 and 89% to 94% in 2004. We used risk free interest rates of 5% in 2006, 3% to 4% in 2005 and 3% in 2004. The expense related to the Employee Stock Purchase Plan was $0.2, $0.2 and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Warrants

As of December 31, 2006, we have outstanding exercisable warrants to purchase 150,000 shares of common stock at $1.00 per share. These warrants were issued in connection with corporate activities. The value of these warrants was immaterial. These warrants expire in 2010.

7. Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may elect to contribute the lesser of 20% of their annual compensation or the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2006, we have not made any matching contributions.

8. Income Taxes

In 2005, King made an upfront cash payment of $150.0 million to us in connection with our strategic alliance. We have taxable income for 2006 primarily due to the recognition in 2006 of $146.3 million of the upfront cash payment for income tax purposes. We have reduced our taxes payable for 2006 with our net operating losses and tax credit carryforwards from prior years.

Our provision for income taxes for 2006 is $2.9 million, of which $2.7 million is provided for federal tax and $0.2 million is provided for state tax. We do not have any deferred components in our provision for income taxes. All of our net income (loss) is domestic. A reconciliation between our provision for income taxes and the amount computed by multiplying income before provision for income taxes by the U.S. statutory tax rate follows (in thousands):

2006
Tax at U.S. statutory tax rate of 35%	$3,190
State taxes	188
Research credits	(481)
Equity-based compensation	699
Change in valuation allowance	(679)
Other	10

Provision for income taxes	$2,927

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$—	$51,300	$38,300
Deferred license fee revenue	48,800	—	—
Research and development credits	3,100	7,200	7,700
Stock-related compensation	2,500	800	900
Other	2,900	2,400	3,000

Total deferred tax assets	57,300	61,700	49,900
Valuation allowance	(57,300)	(61,700)	(49,900)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which we are uncertain. We have concluded that it was more likely than not that our deferred tax assets would not be realized. Accordingly, the total deferred tax assets have been fully offset by a valuation allowance. We will continue to assess the realizability of deferred tax assets based on actual and forecasted operating results. Approximately $0.2 million of the valuation allowance at December 31, 2006 relates to the tax benefits associated with excess tax deductions resulting from stock option transactions. This amount will be credited to additional paid-in capital when realized in a reduction to income taxes payable. The valuation allowance decreased by $4.4 million in 2006 and increased by $11.8 million and $14.3 during 2005 and 2004, respectively.

As of December 31, 2006, we had federal research and development tax credits of approximately $3.1 million, which expire in the years 2018 through 2026.

9. Leases and Commitments

We conduct our product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations. However these arrangements are cancelable and our obligations under these arrangements are largely based on services performed.

We currently lease office space pursuant to a non-cancelable operating lease that will expire in 2010. Future minimum lease payments for this lease is as follows for the years ended December 31, (in thousands):

	2007	2008	2009	2010	Total
Future minimum lease payments	$187	$196	$206	$160	$749

Rent expense was $178,000, $178,000, and $178,000 for the years ended December 31, 2006, 2005, and 2004 respectively.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2006
Total revenues	$15,326	$13,746	$18,510	$6,336
Net Income (loss)	$877	$1,367	$9,656	$(5,712)
Basic income (loss) per common share	$0.02	$0.03	$0.22	$(0.13)
Diluted income (loss) per common share	$0.02	$0.03	$0.21	$(0.13)
2005
Total revenues	$—	$—	$—	$5,080
Net loss	$(8,589)	$(10,182)	$(8,767)	$(3,132)
Basic and diluted (loss) per common share	$(0.20)	$(0.23)	$(0.20)	$(0.07)

The sum of each quarter may not equal the annual total due to rounding.

Total revenues during the quarter ended December 31, 2006 exclude approximately $10.4 million of incurred development expenses not recognized as collaboration revenues pending completion of King’s review and acceptance of such amounts.

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

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2006. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2006 was effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP, our registered public accounting firm, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited management’s assessment, included in the accompanying evaluation of disclosure controls and procedures, that Pain Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pain Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pain Therapeutics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pain Therapeutics, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Pain Therapeutics, Inc. and our report dated February 10, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Palo Alto, California

February 10, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors, executive officers and the audit committee of our board of directors is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2006.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.

10.2(4)	1998 Stock Plan and form of agreements thereunder.

10.3(4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.4(5)	Employment Agreement dated August 29, 2000, between Registrant and Grant L. Schoenhard, Ph.D.

10.5(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, Ph.D., M.D.

10.6(4)	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

10.7(6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.

10.8(7)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.9(7)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.10(7)	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.11(7)	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

Exhibit Number	Description of Document

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 60).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(7)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.

(b)	Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

(c)	Financial Statement Schedules

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

Dated: February 23, 2007

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

Signature	Title	Date

/s/ REMI BARBIER Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2007

/s/ PETER S. RODDY Peter S. Roddy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2007

/s/ NADAV FRIEDMANN, PH.D., M.D. Nadav Friedmann, Ph.D., M.D.	Chief Operating and Medical Officer and Director	February 23, 2007

/s/ ROBERT Z. GUSSIN, PH.D. Robert Z. Gussin, Ph.D.	Director	February 23, 2007

/s/ VERNON R. LOUCKS, JR. Vernon R. Loucks, Jr.	Director	February 23, 2007

/s/ MICHAEL J. O’DONNELL, ESQ. Michael J. O’Donnell, Esq.	Director and Secretary	February 23, 2007

/s/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	February 23, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(2)	Specimen Common Stock Certificate.
4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.
10.2(4)	1998 Stock Plan and form of agreements thereunder.
10.3(4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(5)	Employment Agreement dated August 29, 2000, between Registrant and Grant L. Schoenhard, Ph.D.
10.5(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, Ph.D., M.D.
10.6(4)	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.
10.7(6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.
10.8(7)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.9(7)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.10(7)	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.11(7)	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 60).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(7)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.