Form 10-Q
period 2007-03-31
PAIN THERAPEUTICS INC
filed 2007-05-04
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	44,154,603

Shares Outstanding at April 15, 2007

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financia l Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2007	December 31, 2006(1)
ASSETS
Current assets
Cash and cash equivalents	$61,816	$16,386
Marketable securities	148,144	188,014
Other current assets	294	2,714

Total current assets	210,254	207,114

Non-current assets
Property and equipment, net	1,223	1,267
Other assets	768	75

Total assets	$212,245	$208,456

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$840	$985
Accrued development expense	4,062	5,777
Deferred program fee revenue—current portion	26,200	26,200
Income taxes payable	—	2,779
Other accrued liabilities	1,921	913

Total current liabilities	33,023	36,654
Non-current liabilities
Deferred program fee revenue—non-current portion	87,337	93,887
Other liabilities	760	—

Total liabilities	121,120	130,541

Commitments and contingencies
Stockholders' equity
Preferred stock	—	—
Common stock	44	44
Additional paid-in-capital	215,595	214,749
Accumulated other comprehensive income (loss)	103	(372)
Accumulated deficit	(124,617)	(136,506)

Total stockholders' equity	91,125	77,915

Total liabilities and stockholders' equity	$212,245	$208,456

(1)	Derived from the Company’s audited financial statements as of December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue
Program fee revenue	$6,550	$6,550
Collaboration revenue	15,504	8,776

Total revenue	22,054	15,326

Operating expenses
Research and development	9,860	12,854
General and administrative	1,838	1,970

Total operating expenses	11,698	14,824

Operating income	10,356	502

Interest and other income	2,280	2,088

Income before provision for income taxes	12,636	2,590
Provision for income taxes	—	1,713

Net income	$12,636	$877

Earnings per share
Basic	$0.28	$0.02

Diluted	$0.28	$0.02

Weighted-average shares used in computing earnings per share
Basic	44,341	43,995

Diluted	45,591	45,505

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows used in operating activities:
Net income	$12,636	$877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	92	94
Amortization of program fees	(6,550)	(6,550)
Non-cash net interest income	950	(498)
Non-cash stock based compensation	1,218	1,685
Changes in operating assets and liabilities:
Other current assets	38	498
Accounts payable	(145)	(178)
Accrued development expense	(1,715)	1,857
Collaboration revenue receivable	2,382	(3,345)
Income taxes payable	(2,712)	—
Other accrued liabilities	593	1,934

Net cash provided by (used in) operating activities	6,787	(3,626)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(48)	(94)
Purchase of marketable securities	(42,730)	(46,284)
Sales of marketable securities	79,625	15,204
Maturities of marketable securities	2,500	6,280

Net cash provided by (used in) investing activities	39,347	(24,894)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net	143	694
Purchase of treasury stock	(847)	—

Net cash provided by (used in) financing activities	(704)	694

Net increase (decrease) in cash and cash equivalents	45,430	(27,826)
Cash and cash equivalents at beginning of period	16,386	95,651
Cash and cash equivalents at end of period	$61,816	$67,825

Supplemental cash flow information:
Cash paid for income taxes	$2,800	$—

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs for pain management and hematology/oncology.

Although we were profitable in 2006 and the first quarter of 2007 principally based on revenue recognized from our collaboration agreement with King Pharmaceuticals, Inc., or King, and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

Our development activities involve inherent risks. These risks include, among others, dependence on our collaboration partners, key personnel and determination of patentability and protection of our products and processes. In addition, we have drug candidates that have not yet obtained U.S. Food and Drug Administration, or FDA, approval. Profitable future operations depend on our ability to obtain approval for and commercialize these products.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007.

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

Note 2. Significant Accounting Policies

Net Income per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus potential dilutive common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding stock options and warrants.

The numerators and denominators in the calculation of basic and diluted net income per share were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Numerators:
Net income	$12,636	$877

Denominators:
Weighted average shares used in computing basic net income per share	44,341	43,995
Effect of dilutive securities:
Dilution from employee stock plans	1,118	1,376
Dilution from warrants	132	135

Dilutive potential common shares	1,250	1,510

Weighted average used in computing diluted net income per share	45,591	45,505

Options to purchase 2,827,643 and 1,377,492 common shares were excluded from the denominator in the calculation of earnings per share for the three months ended March 31, 2007 and 2006, respectively, as the share price was greater than the average price per share and the effect would be anti-dilutive. We issued 52,000 common shares pursuant to the exercise of stock options during the three months ended March 31, 2007.

Revenue Recognition and Deferred Program Fee Revenue

In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. Of those drug candidates, Remoxy is in Phase III clinical trials, one drug candidate is in Phase I clinical trials and two potential drug candidates are at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through July 2011. Collaboration revenues from reimbursement of development expenses, which are invoiced one month in arrears, are recognized when costs are incurred pursuant to the strategic alliance with King, unless we know that King has not completed its review of our submitted invoices. Although we only invoice King for development expenses incurred by us that we believe qualify for reimbursement under our collaborative agreement, King may not ultimately agree with our determination of what constitutes a qualifying development expense. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred.

Income Taxes

We make estimates and judgments in determining our provision for income taxes. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.7 million of deferred tax assets recognized on our balance sheet as of March 31, 2007, we fully offset the net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Note 3. Comprehensive Income

Comprehensive income is the sum of net income and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$12,636	$877
Other comprehensive income (loss)	475	(336)

	$13,111	$541

Other comprehensive income (loss) consists of net unrealized holding gains and losses on available-for-sale securities.

Note 4. Stock-Based Compensation

We recognize expense in the statement of operations for the fair value all share-based payments to employees and directors, including grants of employee stock options, pursuant to Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. We use the Black-Scholes option valuation model and use the single-option award approach and straight-line attribution method for stock options granted since January 1, 2006. Our non-cash equity related expense is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Research and development	$684	$957
General and administrative	534	728

	$1,218	$1,685

Note 5. Income Taxes

We have not provided for income taxes for the first quarter of 2007 because we do not expect to have taxable income for the full year 2007. Our income before provision for income taxes in 2007 includes program fee revenue. For tax purposes, we recognized all of the related program fee revenue in 2006, which is the primary reason for our expectations of no taxable income for 2007.

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, or Interpretation 48. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. We adopted Interpretation 48 on January 1, 2007.

As a result of the implementation of Interpretation 48, we adjusted the balance sheet as of January 1, 2007 by recording a non-current liability of $0.7 million and a non-current deferred tax asset of $0.7 million. The non-current liability provides a source of future taxable income against which the non-current deferred tax asset of $0.7 million was recognized without offset by a valuation allowance. As of the adoption date, we had unrecognized tax benefits of approximately $3.5 million related primarily to tax credits. The total amount of unrecognized tax benefit that, if recognized, would benefit our effective tax rate is $67 thousand. All of our net income is domestic. Because of net operating loss and research credit carryforwards, substantially all of our tax years, from 1998 through 2006, remain open to U.S. federal and California state tax examinations.

We are uncertain about the timing and amount of future earnings. We anticipate increasing our unrecognized tax benefits during 2007 related to certain tax credits. While the increase cannot be estimated at this time, such increase in unrecognized tax benefits would be entirely offset by a change in the valuation allowance and therefore would not have a material effect on our financial statements. We classify interest and penalties, recognized pursuant to Interpretation 48 as interest expense. There were no interest or penalties related to unrecognized tax benefits accrued at December 31, 2006 and March 31, 2007 or expensed in the three month period ended March 31, 2007.

Note 6. Stock Repurchase Program

On March 29, 2007, we announced a plan to repurchase of up to $20 million of our common stock. As of March 31, 2007 we had repurchased 109,500 shares of common stock at a cost of $0.8 million on the open market. The total number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This plan expires in March 2008 and may be discontinued at any time.

We use the par value method of accounting for our stock repurchases. The excess of the cost of the shares acquired over the par value is allocated to additional paid-in capital based on the weighted average sales price per issued share with the remainder charged to accumulated deficit. As a result of our stock repurchase in March 2007, we decreased additional paid-in capital by $0.5 million and increased accumulated deficit by $0.3 million.

Note 7. Accounting for Sabbatical Leave

On June 28, 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences,” or EITF 06-2. EITF 06-2 states that if all the other conditions of paragraph 6 of Statement No. 43 are met, compensation costs for certain sabbatical arrangements should be accrued over the requisite service period as they do accumulate. Paragraph 6 of Statement No. 43 states that a liability should be accrued for employees’ compensation for future absences if all the following are met:

(a) the employer’s obligation is attributable to employees’ services already rendered;

(b) the obligation relates to rights that vest or accumulate;

(c) payment of the compensation is probable; and

(d) the amount can be reasonably estimated.

On January 1, 2007 we adopted EITF 06-2 and recorded a one-time charge of $0.4 million as a cumulative effect of a change in accounting principle to accumulated deficit. The expense for sabbatical leave was immaterial for the three months ended March 31, 2007.

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

Overview

We are a biopharmaceutical company that develops novel drugs for pain management and oncology. We have the following investigational drug candidates in clinical programs:

•	Remoxy and PTI-202 are proprietary, abuse-resistant forms of opioid drugs.

•	Oxytrex is a novel, next-generation painkiller that potentially offers less physical dependence than currently marketed opioid painkillers, and

•	a novel radio-labeled monoclonal antibody drug candidate to treat metastatic melanoma, a rare but deadly form of skin cancer.

Remoxy and Oxytrex are currently in Phase III clinical programs. PTI-202 and our drug candidate to treat metastatic melanoma are in Phase I clinical programs.

We and King are engaged in a strategic alliance to develop and commercialize Remoxy, PTI-202 and other abuse-resistant opioid painkillers. We are conducting a pivotal Phase III clinical trial with Remoxy in approximately 400 patients with moderate to severe chronic pain, pursuant to a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration, or FDA.

We could receive from King up to $145.0 million in additional milestone payments in the course of clinical development of Remoxy, PTI-202 and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

In March 2007, we announced that we had licensed new technology to treat hemophilia, a rare blood disorder. The technology was originally developed by researchers at Stanford University School of Medicine and licensed to Poetic Genetics, Inc., or Poetic. Under the terms of the license agreement between us and Poetic, we paid Poetic an undisclosed upfront fee and Poetic is eligible to receive from us milestone payments potentially totaling $4 million in the aggregate, based on clinical and regulatory progress, and a 4% royalty on net sales (or 6% if the first U.S. sale of a licensed product occurs before January 1, 2011). In exchange, Poetic granted us exclusive, worldwide commercial rights to the technology in all indications in hemophilia and pain management

In March 2007, we announced that we have received approval from the Ministry of Health in Israel to begin human testing of our new drug candidate for the treatment of metastatic melanoma.

Although we were profitable in 2006 and the first quarter of 2007 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through March 31, 2007, we have recorded an accumulated deficit of approximately $124.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical studies and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. If our development efforts result in regulatory approval and successful commercialization of our drug candidates, we plan to generate revenue from direct sales of our drugs other than the drug candidates developed pursuant to our collaboration with King, for which we will receive royalties and, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of such other licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended March 31,
	2007	2006
Compensation	$2,457	$2,358
Contractor Fees(1)	5,487	8,943
Supplies(2)	1,271	1,046
Other Common Costs(3)	645	507

	$9,860	$12,854

(1)	Contractor Fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other Common Costs generally includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other potential drug candidates that may arise out of our collaboration with King since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody technology that may transform how metastatic melanoma is treated. Included in research and development expenses are approximately $0.5 million and $0.3 million related to this technology in the periods ended March 31, 2007 and 2006, respectively, primarily in contractor fees and supplies.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to contracts, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•

Expenses for clinical trials. Expenses for clinical trials are incurred from planning through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available after we report our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

•

Stock-based compensation. We recognize expense in the statement of operations for the fair value of all share-based payments to employees and directors, including grants of employee stock options, pursuant to Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. We use the Black-Scholes option valuation model, and use the single-option award approach and straight-line attribution method for stock options granted since January 1, 2006. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years. We estimate forfeitures when recognizing expense under SFAS 123R and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, we have estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for awards granted subsequent to the date of adoption.

•

Revenue recognition and deferred program fee revenue. In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. Of those drug candidates, Remoxy is in Phase III clinical trials, PTI-202 is in Phase I clinical trials and two potential drug candidates are at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through July 2011. Collaboration revenues from reimbursement of development expenses, which are invoiced one month in arrears, are recognized when costs are incurred pursuant to the strategic alliance with King, unless we know that King has not completed its review of our submitted invoices. Although we only invoice King for development expenses incurred by us that we believe qualify for reimbursement under our collaborative agreement, King may not ultimately agree with our determination of what constitutes a qualifying development expense. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred.

•

Income Taxes. We make estimates and judgments in determining our provision for income taxes. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.7 million of deferred tax assets recognized on our balance sheet as of March 31, 2007, we fully offset the net deferred tax assets with a valuation allowance. The non-current tax liability of $0.7 million recorded at March 31, 2007 provides a source of future taxable income against which the non-current tax asset of $0.7 million was recognized without offset by a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenue – Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of this upfront fee were $6.6 million for both the three months ended March 31, 2007 and 2006. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through July 2011.

Revenue—Collaboration revenue

Collaboration revenues were $15.5 million and $8.8 million in the three months ended March 31, 2007 and 2006, respectively, related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenue in the three months ended March 31, 2007 includes reimbursement from King of our development expenses during that period as well as $5.7 million of expenses we incurred in 2006 related to the collaboration that were not recognized in 2006 as King had informed us that they were reviewing these expenses. King completed its review and reimbursed us for these expenses during the three months ended March 31, 2007.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development activities and the timing of completion of King’s review of our expenses related to such collaboration.

Research and Development

Research and development expenses consist primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expenses decreased to $9.9 million from $12.9 million in the three months ended March 31, 2007 and 2006, respectively. The decrease was primarily due to decreases in development activities for our abuse-resistant drug candidates. Research and development expenses included $0.7 million and $1.0 million of non-cash stock related compensation costs in the first quarters of 2007 and 2006, respectively.

We expect research and development expenses to increase over the next several years as we expand our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including our Phase III clinical trial of Remoxy, and current and potential clinical trials for our other abuse resistant drug candidates. King is obligated to reimburse development expenses for Remoxy and other abuse resistant drug candidates pursuant to our collaboration with King. Also, we expect to continue other development efforts on our drug candidates. The increase in research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $1.8 million from $2.0 million in the three months ended March 31, 2007 and 2006, respectively. The decreases were primarily due to decreased non-cash stock-related compensation costs. General and administrative expenses included $0.5 million and $0.7 million of non-cash stock related compensation costs in the first quarters of 2007 and 2006, respectively. We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our drug candidates. This increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and studies.

Interest and Other Income

Interest and other income increased to $2.3 million from $2.1 million in the three months ended March 31, 2007 and 2006, respectively, primarily due to increases in prevailing interest rates on investments in marketable securities from period to period. We expect our interest income to decrease during the remainder of 2007 as we use cash to fund our operations and for our stock buyback plan.

Provision for Income Taxes

We have not provided for income taxes for the first quarter of 2007 because we do not expect to have taxable income for the full year 2007. Our income before income taxes in 2007 includes program fee revenue. For tax purposes, we recognized all of the related program fee revenue in 2006, which is the primary reason for our expectations of no taxable income for 2007.

We had taxable income in 2006 that was fully offset for tax purposes by deductions related to a combination of our net operating losses and tax credits from prior years. However, the use of such deductions resulted in alternative minimum taxes. We recognized $1.7 million of tax expense related to these alternative minimum taxes in the three months ended March 31, 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. Additionally, in December 2005, we received a $150.0 million program fee under our strategic alliance with King and we earn interest income from investment of our cash resources. We intend to continue to use our cash resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes, including our stock buyback plan. As of March 31, 2007, cash, cash equivalents and marketable securities were $210.0 million.

Net cash provided by operating activities was $6.8 million for the three months ended March 31, 2007, compared to net cash used in operating activities of $3.6 million for the three months ended March 31, 2006. The change in net cash provided by (used in) operating activities was primarily due to the net income recorded in each period.

Our investing activities to purchase property, equipment and leasehold improvements were immaterial for the three months ended March 31, 2007 and 2006. Other investing activities for both these periods consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Net cash used in financing activities was $0.7 million and net cash provided by financing activities was $0.7 million in the three months ended March 31, 2007 and 2006, respectively. On March 29, 2007, we announced a stock buyback plan for the repurchase of up to $20 million of our common stock. As of March 31, 2007 we had purchased $0.8 million of our common stock on the open market. The total number of shares to be purchased and the timing of purchases will be based on several factors, including the market price of our common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This stock buyback program expires March 2008 and may be discontinued at any time. Other financing activities for both of these periods consisted of proceeds received from the issuance of our common stock.

We lease approximately 10,500 square feet of general office space. This lease expires in 2010. Under the terms of our real property lease, annual minimum lease payments are as follows as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	Total
Future minimum lease payments	$187	$196	$206	$160	$749

In 2007, we expect to increase the amount of office space we lease.

We have license agreements that require us to make payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2007. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. Under the King collaboration, King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $124.6 million. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2007 by approximately $0.9 million. To minimize this risk in the future, we intend to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of March 31, 2007, our investments consisted of investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

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

In order to obtain FDA approval for any of our drug candidates, we must submit to the FDA a New Drug Application, or NDA, that demonstrates with substantive evidence that the drug candidate is both safe and effective in humans for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.

Results from our Phase I clinical programs may not support moving a drug candidate to Phase II or Phase III clinical trials. Our Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. FDA guidelines recommend that the efficacy of new painkillers be demonstrated in more than one clinical model of pain. This means that even if one of our Phase III clinical trials demonstrates positive results for our drug candidates, we are likely to have to demonstrate positive results in one or more additional Phase III clinical trials prior to receiving FDA approval for a broad label for treatment of severe chronic pain. Even if the results of our Phase III clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before we can submit an NDA or obtain FDA approval for any of our drug candidates.

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

Our clinical trials with Remoxy and Oxytrex measure clinical symptoms, such as pain and physical dependence. These symptoms are not biologically measurable. The success of Remoxy and Oxytrex in clinical trials depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

We have no history of developing oncology or hemophilia drug candidates. We do not know whether any of our planned clinical trials in oncology or hemophilia will result in marketable products.

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

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require us to conduct additional clinical studies, in which case we would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. In particular, the FDA may require additional toxicology studies for certain excipients used in Remoxy or any of our other drug candidates. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals would:

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

The risk of product liability is inherent in the testing of pharmaceutical products. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or terminate testing of one or more of our drug candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our drug candidates. We currently carry clinical trial insurance but do not carry product liability insurance. If we successfully commercialize one or more of our drug candidates, we may face product liability claims, regardless of FDA approval for commercial manufacturing and sale. We may not be able to obtain such insurance at a reasonable cost, if at all. Even if our agreements with any current or future corporate collaborators entitle us to indemnification against product liability losses, such indemnification may not be available or adequate should any claim arise.

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

In addition, due to the nature of the market for products, it may be necessary for us to license all or substantially all of our drug candidates not covered by our strategic alliance with King to a single collaborator, thereby eliminating our opportunity to commercialize these other pain management products independently. If we enter into any such new collaborative arrangements, our revenues are likely to be lower than if we marketed and sold our products ourselves.

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

We expanded our research and development activities to include development of potential drug candidates for indications other than pain, and we may not be able to successfully develop or commercialize these potential new product candidates.

We have expanded our research and development activities to include development of potential drug candidates for indications other than pain, such as oncology and hemophilia. We have no history of developing oncology or hemophilia drug candidates or manufacturing radiopharmaceuticals. We do not know whether any of our planned clinical trials in oncology or hemophilia will result in marketable products. We do not anticipate that any additional drug candidates will reach the market for at least several years, if at all.

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

Approved third-party commercial drug manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state and foreign government agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

In addition, even if we enter into long-term supply arrangements with third-party suppliers, we cannot control changes in strategy by third-party suppliers that affect their ability or willingness to continue to supply our drug products on acceptable terms.

We have no history of developing oncology or hemophilia drug candidates or manufacturing radiopharmaceuticals.

If our drug supply for one of our drug candidates was interrupted, our operations could be negatively affected.

If we cannot formulate and scale-up a wide range of dosage forms of Remoxy and other abuse-resistant drug candidates, we and King might determine that the commercial opportunity for Remoxy is too limited to warrant further investment in clinical testing and development.

We plan to formulate and scale-up a wide range of dosage forms of Remoxy and other abuse-resistant drug candidates. We may not be able to successfully complete our formulation or scale-up activities or we may determine that the commercial opportunity for Remoxy and other abuse resistant drug candidates in certain dosage forms is too limited to warrant further investment. If we are unsuccessful in our formulation or scale-up activities with Remoxy and other abuse-resistant drug candidates, our future revenue from milestones and royalties under our strategic alliance with King may be less than expected and our operations may suffer.

We rely solely on Durect to provide us with certain components of Remoxy and other abuse-resistant drug candidates and will continue to rely on Durect to produce commercial supplies of these components.

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

Although we were profitable in 2006 and the first quarter of 2007 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $124.6 million as of March 31, 2007. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We have funded all of our operations and capital expenditures with the proceeds from our public and private stock offerings, payments received under our strategic alliance with King, and interest earned on our investments. We expect that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, we may elect to raise additional funds within such twelve-month period or need to raise additional funds thereafter and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, if available, such financings may involve covenants that restrict our business activities. If we raise additional capital through strategic alliance and license arrangements such as our strategic alliance with King, we may have to trade our rights to our technology, intellectual property or drug candidates to others in such arrangements on terms that may not be favorable to us.

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

In March 2007, we announced a stock repurchase program under which we can purchase up to $20.0 million of our common stock on the open market. As of March 31, 2007 we have $19.2 million available under this repurchase program. We are not obliged to purchase any additional stock pursuant to the stock repurchase program. The existence of such a program may contribute to the volatility and liquidity of the price of our common stock and could contribute to a sudden decline in value.

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

Due to their combined stock holdings, our officers, directors and principal stockholders (stockholders holding greater than 5% of our common stock) acting collectively may have the ability to exercise significant influence over matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of the Company and may make some transactions more difficult or impossible to complete without the support of these stockholders. In addition, our recently initiated share repurchase program may have the effect of further concentrating the holdings of our officers, directors and principle stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value that may yet be purchased under the plan, in millions
March 29 to March 31, 2007	109,500	$7.77	109,500	$19.0

Total	109,500	$7.77	109,500	$19.0

(1)	On March 29, 2007, we announced a plan to repurchase of up to $20.0 million of our common stock. The total number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This plan expires in March 2008 and may be discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3 (4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.

10.1 (4)	Agreement, dated as of September 27, 2006, by and among the Registrant, Eastbourne Capital Management, L.L.C. and certain of its affiliates.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.

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

Date: May 4, 2007

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