Form 10-Q
period 2007-06-30
PAIN THERAPEUTICS INC
filed 2007-08-09
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	44,031,348
Shares Outstanding at July 11, 2007

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2007	December 31, 2006 [1]
ASSETS
Current assets
Cash and cash equivalents	$49,191	$16,386
Marketable securities	157,136	188,014
Other current assets	332	2,714

Total current assets	206,659	207,114

Non-current assets
Property and equipment, net	1,206	1,267
Other assets	768	75

Total assets	$208,633	$208,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,220	$985
Accrued development expense	4,014	5,777
Deferred program fee revenue—current portion	26,200	26,200
Income taxes payable	—	2,779
Other accrued liabilities	1,141	913

Total current liabilities	33,575	36,654

Non-current liabilities
Deferred program fee revenue—non-current portion	80,787	93,887
Other liabilities	760	—

Total liabilities	115,122	130,541

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	44	44
Additional paid-in-capital	216,077	214,749
Accumulated other comprehensive loss	(177)	(372)
Accumulated deficit	(122,433)	(136,506)

Total stockholders’ equity	93,511	77,915

Total liabilities and stockholders’ equity	$208,633	$208,456

(1)	Derived from the Company’s audited financial statements as of December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Program fee revenue	$6,550	$6,550	$13,100	$13,100
Collaboration revenue	7,515	7,196	23,018	15,972

Total revenue	14,065	13,746	36,118	29,072

Operating expenses
Research and development	11,044	10,188	20,903	23,042
General and administrative	2,102	2,049	3,940	4,019

Total operating expenses	13,146	12,237	24,843	27,061

Operating income	919	1,509	11,275	2,011

Interest and other income	2,446	2,468	4,726	4,556

Income before provision for income taxes	3,365	3,977	16,001	6,567
Provision for income taxes	—	2,610	—	4,323

Net income	$3,365	$1,367	$16,001	$2,244

Earnings per share
Basic	$0.08	$0.03	$0.36	$0.05

Diluted	$0.07	$0.03	$0.35	$0.05

Weighted-average shares used in computing earnings per share
Basic	44,025	44,138	44,183	44,067

Diluted	45,180	45,258	45,303	45,381

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows used in operating activities:
Net income	$16,001	$2,244
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	174	175
Amortization of program fees	(13,100)	(13,100)
Non-cash net interest income	803	(930)
Non-cash stock based compensation	2,647	3,120
Changes in operating assets and liabilities:
Other current assets	—	576
Accounts payable	1,235	(402)
Accrued development expense	(1,763)	1,180
Collaboration revenue receivable	2,382	(5,416)
Income taxes payable	(2,712)	4,357
Other accrued liabilities	(187)	(279)

Net cash provided by (used in) operating activities	5,480	(8,475)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(113)	(94)
Purchase of marketable securities	(107,441)	(76,551)
Sales of marketable securities	131,211	18,864
Maturities of marketable securities	6,500	20,735

Net cash provided by (used in) investing activities	30,157	(37,046)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net	960	979
Purchase of treasury stock	(3,792)	—

Net cash provided by (used in) financing activities	(2,832)	979

Net increase (decrease) in cash and cash equivalents	32,805	(44,542)
Cash and cash equivalents at beginning of period	16,386	95,651

Cash and cash equivalents at end of period	$49,191	$51,109

Supplemental cash flow information:
Cash paid for income taxes	$2,800	$—

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs. Although we were profitable in 2006 and the first half of 2007 principally based on revenue recognized from our collaboration agreement with King Pharmaceuticals, Inc., or King, and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007.

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

The numerators and denominators in the calculation of basic and diluted net income per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerators:
Net income	$3,365	$1,367	$16,001	$2,244

Denominators:
Weighted average shares used in computing basic net income per share	44,025	44,138	44,183	44,067
Effect of dilutive securities:
Dilution from employee stock plans	1,023	1,120	988	1,314
Dilution from warrants	132	—	132

Dilutive potential common shares	1,155	1,120	1,120	1,314

Weighted average shares used in computing diluted net income per share	45,180	45,258	45,303	45,381

Options to purchase 3,412,226 and 2,425,795 common shares and 3,480,711 and 1,894,508 common shares were excluded from the denominator in the calculation of earnings per share for the three and six months ended June 30, 2007 and the three and six months ended June 30, 2006, respectively, as the share price was greater than the average price per share and the effect would be anti-dilutive. We issued 100,999 and 152,999 common shares pursuant to the exercise of stock options during the three and six month periods ended June 30, 2007.

Revenue Recognition and Deferred Program Fee Revenue

In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. Of those drug candidates, Remoxy is in Phase III clinical trials, one drug candidate is in Phase I clinical trials and two potential drug candidates are at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through July 2011. Collaboration revenues from reimbursement of development expenses, which are invoiced in arrears, are recognized when costs are incurred pursuant to the strategic alliance with King, unless we know that King has not completed their review of our submitted invoices as, although we only invoice King for development expenses incurred by us that we believe qualify for reimbursement under our collaborative agreement, King may not ultimately agree with our determination of what constitutes a qualifying development expense. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones.

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

Income Taxes

We make estimates and judgments in determining our provision for income taxes. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.7 million of deferred tax assets recognized on our balance sheet as of June 30, 2007, we fully offset the net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Note 3. Comprehensive Income

Comprehensive income is the sum of net income and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$3,365	$1,367	$16,001	$2,244
Other comprehensive income (loss)	(280)	(315)	195	(651)

	$3,085	$1,052	$16,196	$1,593

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$843	$794	$1,527	$1,750
General and administrative	586	641	1,120	1,370

	$1,429	$1,435	$2,647	$3,120

Note 5. Income Taxes

We have not provided for income taxes for the three and six months ended June 30, 2007 because we do not expect to have taxable income for the full year 2007. Our income before provision for income taxes in 2007 includes program fee revenue. For tax purposes, we recognized all of the related program fee revenue in 2006, which is the primary reason for our expectations of no taxable income for 2007.

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

We are uncertain about the timing and amount of future earnings. We anticipate increasing our unrecognized tax benefits during 2007 related to certain tax credits. While the increase cannot be estimated at this time, such increase in unrecognized tax benefits would be entirely offset by a change in the valuation allowance and therefore would not have a material effect on our financial statements. We classify interest and penalties, recognized pursuant to Interpretation 48 as interest expense. There were no interest or penalties related to unrecognized tax benefits accrued at December 31, 2006. Interest expense and penalties related to unrecognized tax benefits were immaterial for the three and six months ended June 30, 2007.

Note 6. Stock Repurchase Program

In March, 2007, we announced a plan to repurchase up to $20 million of our common stock. As of June 30, 2007 we had repurchased 0.5 million shares of common stock at a cost of $3.8 million on the open market. The total number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This plan expires in March 2008 and may be discontinued at any time.

We use the par value method of accounting for our stock repurchases. The excess of the cost of the shares acquired over the par value is allocated to additional paid-in capital based on the weighted average sales price per issued share with the remainder charged to accumulated deficit. As a result, we decreased additional paid-in capital by $2.3 million and increased accumulated deficit by $1.5 million in the six month period ended June 30, 2007.

Note 7. Accounting for Sabbatical Leave

On June 28, 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences,” or EITF 06-2. EITF 06-2 states that if all the other conditions of paragraph 6 of Statement No. 43 are met, compensation costs for certain sabbatical arrangements should be accrued over the requisite service period as they accumulate. Paragraph 6 of Statement No. 43 states that a liability should be accrued for employees’ compensation for future absences if all the following are met:

•	the employer’s obligation is attributable to employees’ services already rendered;

•	the obligation relates to rights that vest or accumulate;

•	payment of the compensation is probable; and

•	the amount can be reasonably estimated.

On January 1, 2007 we adopted EITF 06-2 and recorded a one-time charge of $0.4 million as a cumulative effect of a change in accounting principle to accumulated deficit. The expense for sabbatical leave was immaterial for the three and six month periods ended June 30, 2007.

Note 8. Commitments

In July 2007, we increased the amount of general office space we lease from approximately 11,000 square feet to approximately 41,700 square feet. Our leases expire in 2010 and 2012. Under the terms of these leases, remaining annual minimum lease payments are as follows (in thousands):

	2007	2008	2009	2010	2011	2012	Total
Future minimum lease payments	$371	$717	$743	$713	$569	$339	$3,452

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements concerning:

•	increases in collaboration revenue to be received from King Pharmaceuticals, Inc., or King, and other payments we may receive from our strategic alliances;

•	the duration of the development period for all four expected drug candidates under our collaboration with King;

•	potential sources of clinical and commercial supply of Remoxy and its components;

•	expansion of our product line, including the formulation of additional dosage forms of Remoxy;

•	expected amounts of, or fluctuations in, collaboration revenue and payments;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of the potential market for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital or increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	expenses increasing substantially or fluctuations in our expenses and operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure; and

•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

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

Remoxy and Oxytrex are currently in Phase III clinical programs. PTI-202 and our drug candidate to treat metastatic melanoma are in early-stage clinical programs.

We and King are engaged in a strategic alliance to develop and commercialize Remoxy, PTI-202 and other abuse-resistant opioid painkillers. We are conducting a pivotal Phase III clinical trial with Remoxy in approximately 400 patients with moderate to severe chronic pain, pursuant to a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration, or FDA. In July 2007, we announced that we had achieved our target patient enrollment rate in the Remoxy Phase III clinical trial.

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

In March 2007, we announced that we had licensed new technology to treat hemophilia, a rare blood disorder. The technology was originally developed by researchers at Stanford University School of Medicine and licensed to Poetic Genetics, Inc., or Poetic. Under the terms of the license agreement between us and Poetic, we paid Poetic an undisclosed upfront fee and Poetic is eligible to receive from us milestone payments potentially totaling $4.0 million in the aggregate, based on clinical and regulatory progress, and a 4% royalty on net sales (or 6% if the first U.S. sale of a licensed product occurs before January 1, 2011). In exchange, Poetic granted us exclusive, worldwide commercial rights to the technology in all indications in hemophilia and pain management.

In March 2007, we announced that we received approval from the Ministry of Health in Israel to begin human testing of our new drug candidate for the treatment of metastatic melanoma. This drug candidate is currently in a Phase I clinical trial program.

Although we were profitable in 2006 and the first half of 2007 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through June 30, 2007, we have recorded an accumulated deficit of approximately $122.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical studies and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase substantially in the future as we:

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

The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Compensation	$2,646	$2,324	$5,103	$4,682
Contractor Fees(1)	6,266	5,909	11,742	14,852
Supplies(2)	1,387	1,506	2,668	2,552
Other Common Costs(3)	745	449	1,390	956

	$11,044	$10,188	$20,903	$23,042

(1)	Contractor Fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other Common Costs generally includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other potential drug candidates that may arise out of our collaboration with King since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody drug candidate to treat metastatic melanoma. Research and development expenses related to this technology include approximately $1.9 million in the six months ended June 30, 2007, primarily in contractor fees and compensation. Research and development expenses related to hemophilia and other research projects include approximately $0.2 million in the six month period ended June 30, 2007, primarily in contractor fees and compensation.

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

•

Revenue recognition and deferred program fee revenue. In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. Of those drug candidates, Remoxy is in Phase III clinical trials, PTI-202 is in early-stages of clinical development and two potential drug candidates are at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through July 2011. Collaboration revenues from reimbursement of development expenses, which are invoiced in arrears, are recognized when costs are incurred pursuant to the strategic alliance with King, unless we know that King has not completed their review of our submitted invoices. Although we only invoice King for development expenses incurred by us that we believe qualify for reimbursement under our collaborative agreement, King may not ultimately agree with our determination of what constitutes a qualifying development expense. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred.

•

Income Taxes. Because we had taxable income in 2006 we include Income Taxes in our critical accounting policies. We have not provided for income taxes for the three or six months ended June 30, 2007. We make estimates and judgments in determining our provision for income taxes. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.7 million of deferred tax assets recognized on our balance sheet as of June 30, 2007, we fully offset the net deferred tax assets with a valuation allowance. The non-current tax liability of $0.7 million recorded at June 30, 2007 provides a source of future taxable income against which the non-current deferred tax asset of $0.7 million was recognized without offset by a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Three and Six Months Ended June 30, 2007 and 2006

Revenue – Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of this upfront fee were $6.6 million for the three months ended June 30, 2007 and 2006 and $13.1 million for the six months ended June 30, 2007 and 2006. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through July 2011.

Revenue – Collaboration revenue

Collaboration revenues were $7.5 million and $23.0 million in the three and six months ended June 30, 2007 and $7.2 million and $16.0 million in the three and six months ended June 30, 2006, respectively. Collaboration revenues resulted from reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenue in the six months ended June 30, 2007 includes reimbursement from King of certain of our development expenses during that period as well as $5.9 million of expenses we incurred in 2006 related to the collaboration that were not recognized in 2006 as King had informed us that they were reviewing these expenses. King completed its review and reimbursed us for $5.7 million of these expenses during the three months ended March 31, 2007 and for $0.2 million of these expenses during the three months ended June 30, 2007. Because we invoice King in arrears, we expect to receive and recognize as collaboration revenue $4.0 million in the second half of 2007 for expenses incurred in the first half of 2007 that continue to be subject to King’s review and acceptance.

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

Research and development expenses increased to $11.0 million from $10.2 million in the three months ended June 30, 2007 and 2006, respectively, and decreased to $20.9 million from $23.0 million in the six months ended June 30, 2007 and 2006, respectively. These fluctuations were primarily due to the timing of development activities for our abuse-resistant drug candidates. Research and development expenses included non-cash stock related compensation costs of $0.8 million in the three months ended June 30, 2006 and 2007 and $1.5 million and $1.8 million in the six months ended June 30, 2007 and 2006, respectively.

We expect research and development expenses to increase over the next several years as we expand our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including our Phase III clinical trial of Remoxy, and current and potential clinical trials for our other abuse resistant opioid drug candidates. King is obligated to reimburse development expenses for Remoxy and other abuse resistant drug candidates pursuant to our collaboration with King. Also, we expect to continue development efforts on our other drug candidates. The increase in research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses were $2.1 million and $2.0 million in the three months ended June 30, 2007 and 2006, respectively, and $3.9 million and $4.0 million in the six months ended June 30, 2007 and 2006, respectively. General and administrative expenses included non-cash stock related compensation costs of $0.6 million in the three months ended June 30, 2007 and 2006 and $1.1 million and $1.4 million in the six months ended June 30, 2007 and 2006, respectively.

We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our drug candidates. This increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and studies.

Interest and Other Income

Interest and other income were $2.4 million and $2.5 million for the three months ended June 30, 2006 and 2007 and $4.7 million and $4.6 million in the six months ended June 30, 2007 and 2006, respectively. The effect on interest income of changes in prevailing interest rates on investments in marketable securities were almost entirely offset by the effect of changes in average cash balances. We expect our interest income to decrease during the remainder of 2007 as we use cash to fund our operations and for our stock buyback plan.

Provision for Income Taxes

We have not provided for income taxes for the three and six months ended June 30, 2007 because we do not expect to have taxable income for the full year 2007. Our income before income taxes in 2007 includes program fee revenue. For tax purposes, we recognized all of the related program fee revenue in 2006, which is the primary reason for our expectations of no taxable income for 2007.

We had taxable income in 2006 that was fully offset for tax purposes by deductions related to a combination of our net operating losses and tax credits from prior years. However, the use of such deductions resulted in alternative minimum taxes. We recognized $2.6 million and $4.3 million of tax expense related to these alternative minimum taxes in the three and six months ended June 30, 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. Additionally, in December 2005, we received a $150.0 million program fee under our strategic alliance with King and we earn interest income from investment of our cash resources. We intend to continue to use our cash resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes, including our stock buyback plan. As of June 30, 2007, cash, cash equivalents and marketable securities were $206.3 million.

Net cash provided by operating activities was $5.5 million for the six months ended June 30, 2007, compared to net cash used in operating activities of $8.5 million for the six months ended June 30, 2006. The change in net cash provided by (used in) operating activities was primarily due to the net income recorded in each period.

Our investing activities to purchase property, equipment and leasehold improvements were immaterial for the six months ended June 30, 2007 and 2006. Other investing activities for both these periods consisted primarily of the purchase and sale of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Net cash used in financing activities was $2.8 million in the six months ended June 30, 2007 and net cash provided by financing activities was $1.0 million in the six months ended June 30, 2006. In March, 2007, we announced a stock buyback plan for the repurchase of up to $20 million of our common stock. As of June 30, 2007 we had purchased $3.8 million of our common stock on the open market. The total number of shares to be purchased and the timing of purchases will be based on several factors, including the market price of our common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This stock buyback program expires March 2008 and may be discontinued at any time. Other financing activities for both of these periods consisted of proceeds received from the issuance of our common stock.

In July 2007, we increased the amount of general office space we lease from approximately 11,000 square feet to approximately 41,700 square feet. Our leases expire in 2010 and 2012. Under the terms of these leases, remaining annual minimum lease payments are as follows (in thousands):

	2007	2008	2009	2010	2011	2012	Total
Future minimum lease payments	$371	$717	$743	$713	$569	$339	$3,452

We have license agreements that require us to make payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2007. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. Under the King collaboration, King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $122.4 million. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2007 by approximately $0.9 million. To minimize this risk in the future, we intend to maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of June 30, 2007, our investments consisted of investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

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

Even if we comply with all FDA regulatory requirements, we may never obtain regulatory approval for any of our drug candidates. If we fail to obtain regulatory approval for any of our drug candidates we will have fewer commercial products, if any, and corresponding lower product revenues, if any. Even if we receive regulatory approval of our drug candidates, such approval may involve limitations on the indications and conditions of use or marketing claims we may make for our products. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to commit to perform lengthy Phase IV post-approval clinical trials, for which we would have to expend additional resources, which could have an adverse effect on our operating results and financial condition.

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

If King is not successful in commercializing Remoxy and other abuse resistant opioid drugs, our revenues and our business will suffer.

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

In addition, due to the nature of the market for products, it may be necessary for us to license all or substantially all of our drug candidates not covered by our strategic alliance with King to a single collaborator, thereby eliminating our opportunity to commercialize these other products independently. If we enter into any such new collaborative arrangements, our revenues are likely to be lower than if we marketed and sold our products ourselves.

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

If we cannot formulate and scale-up a wide range of dosage forms of Remoxy and other abuse-resistant drug candidates, we and King might determine that the commercial opportunity for Remoxy and other abuse resistant drug candidates in certain dosage forms is too limited to warrant further investment in clinical testing and development.

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

Although we were profitable in 2006 and the first half of 2007 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $122.4 million as of June 30, 2007. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

In March 2007, we announced a stock repurchase program under which we can purchase up to $20.0 million of our common stock on the open market. As of June 30, 2007 we have $16.2 million available under this repurchase program. We are not obliged to purchase any additional stock pursuant to the stock repurchase program. The existence of such a program may contribute to the volatility and liquidity of the price of our common stock and could contribute to a sudden decline in value.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value that may yet be purchased under the plan, in millions
March 29 to June 30, 2007	480,700	$7.89	480,700	$16.2

Total	480,700	$7.89	480,700	$16.2

(1)	On March 29, 2007, we announced a plan to repurchase up to $20.0 million of our common stock. The total number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This plan expires in March 2008 and may be discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 24, 2007 at the offices of Wilson Sonsini Goodrich & Rosati, Professional Corporation located at 650 Page Mill Road, Palo Alto, California 94304 at 10:00 a.m. Of the 44,156,503 shares of our common stock entitled to vote at the meeting, 41,893,192 shares, representing approximately 95% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Proposal I – Election of Two Class I Directors

The stockholders elected two Class I directors to serve until our Annual Meeting in 2010. The votes regarding the election of the directors were as follows:

Name	Votes for Director	Votes withheld
Michael J. O’Donnell, Esq.	38,997,489	2,895.703
Nadav Friedmann, Ph.D., M.D.	39,642,088	2,251,104

Our other directors with terms of office that continue after the Annual Meeting of Stockholders are Remi Barbier, Robert Z. Gussin, Ph.D., Vernon R. Loucks, Jr. and Sanford R. Robertson.

Proposal II – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm to the Company for the Fiscal Year Ending December 31, 2007.

The stockholders ratified the appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm to the Company for the fiscal year ending December 31, 2007. There were 41,715,789 votes cast for the proposal, 127,144 against the proposal, 50,261 abstentions and no broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3(4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.

10.1	Changes in Executive Compensation Arrangements.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

/s/ Remi Barbier
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ Peter S. Roddy
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: August 9, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3(4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.

10.1	Changes in Executive Compensation Arrangements.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.