Form 10-Q
period 2007-09-30
PAIN THERAPEUTICS INC
filed 2007-11-02
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29959

Pain Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1911336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2211 Bridgepointe Parkway

Suite 500

San Mateo, CA 94404

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	44,103,716
Shares Outstanding at October 18, 2007

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2007	December 31, 2006 [1]
ASSETS
Current assets
Cash and cash equivalents	$40,814	$16,386
Marketable securities	165,113	188,014
Collaboration revenue receivable	—	2,382
Other current assets	480	332

Total current assets	206,407	207,114

Non-current assets
Property and equipment, net	1,549	1,267
Other assets	854	75

Total assets	$208,810	$208,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,008	$985
Accrued development expense	3,916	5,777
Deferred program fee revenue—current portion	26,200	26,200
Income taxes payable	—	2,779
Other accrued liabilities	1,638	913

Total current liabilities	34,762	36,654

Non-current liabilities
Deferred program fee revenue—non-current portion	74,237	93,887
Other liabilities	763	—

Total liabilities	109,762	130,541

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	44	44
Additional paid-in-capital	217,910	214,749
Accumulative other comprehensive income (loss)	354	(372)
Accumulated deficit	(119,260)	(136,506)

Total stockholders’ equity	99,048	77,915

Total liabilities and stockholders’ equity	$208,810	$208,456

(1)	Derived from the Company’s audited financial statements as of December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Program fee revenue	$6,551	$6,550	$19,651	$19,651
Collaboration revenue	9,259	6,960	32,277	22,931
Milestone revenue	—	5,000	—	5,000

Total revenue	15,810	18,510	51,928	47,582

Operating expenses
Research and development	13,268	10,471	34,171	33,513
General and administrative	2,011	1,686	5,951	5,706

Total operating expenses	15,279	12,157	40,122	39,219

Operating income	531	6,353	11,806	8,363

Interest and other income, net	2,642	2,559	7,368	7,115

Income before provision for (benefit from) income taxes	3,173	8,912	19,174	15,478
Provision for (benefit from) income taxes	—	(744)	—	3,579

Net income	$3,173	$9,656	$19,174	$11,899

Net income per share
Basic	$0.07	$0.22	$0.43	$0.27

Diluted	$0.07	$0.21	$0.42	$0.26

Weighted-average shares used in computing net income per share
Basic	44,049	44,184	44,138	44,106

Diluted	45,655	45,221	45,413	45,323

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$19,174	$11,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recognition of program fees	(19,651)	(19,650)
Non-cash stock based compensation	4,277	4,790
Depreciation and amortization	257	260
Non-cash net interest income	995	(1,700)
Loss on disposal of property and equipment	—	38
Changes in operating assets and liabilities:
Collaboration revenue receivable	2,382	(1,707)
Other current assets	(148)	278
Other assets	(86)	—
Accounts payable	2,023	(560)
Accrued development expense	(1,861)	1,313
Income taxes payable	(2,712)	3,579
Other accrued liabilities	313	(167)

Net cash provided by (used in) operating activities	4,963	(1,627)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(539)	(94)
Purchase of marketable securities	(119,556)	(111,902)
Sales of marketable securities	133,689	20,996
Maturities of marketable securities	8,500	27,435

Net cash provided by (used in) investing activities	22,094	(63,565)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net	1,163	1,099
Purchase of treasury stock	(3,792)	—

Net cash provided by (used in) financing activities	(2,629)	1,099

Net increase (decrease) in cash and cash equivalents	24,428	(64,093)
Cash and cash equivalents at beginning of period	16,386	95,651

Cash and cash equivalents at end of period	$40,814	$31,558

Supplemental cash flow information:
Cash paid for income taxes	$2,800	$—

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs. Although we were profitable in 2006 and the first nine months of 2007 principally based on revenue recognized from our collaboration agreement with King Pharmaceuticals, Inc., or King, and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007.

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

The numerators and denominators in the calculation of basic and diluted net income per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerators:
Net income	$3,173	$9,656	$19,174	$11,899

Denominators:
Weighted average shares used in computing basic net income per share	44,049	44,184	44,138	44,106
Effect of dilutive securities:
Dilution from employee stock plans	1,473	1,037	1,143	1,217
Dilution from warrants	133	—	132

Dilutive potential common shares	1,606	1,037	1,275	1,217

Weighted average shares used in computing diluted net income per share	45,655	45,221	45,413	45,323

Options to purchase 3,532,902 and 3,294,686 common shares and 3,417,176 and 2,478,247 common shares were excluded from the denominator in the calculation of earnings per share for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006, respectively, as the option exercise price was greater than the average market price per share and the effect would be anti-dilutive. We issued 28,745 and 181,744 common shares pursuant to the exercise of stock options during the three and nine months ended September 30, 2007.

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

Income Taxes

We make estimates and judgments in determining our provision for income taxes. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.7 million of deferred tax assets recognized on our balance sheet and included in Other assets as of September 30, 2007, we fully offset the net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.” SFAS No. 157 provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. We are required to adopt SFAS No. 157 for our fiscal year beginning January 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our results of operations and financial condition, but do not expect it to have a material impact.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our results of operations and financial condition, but do not expect it to have a material impact.

Note 3. Comprehensive Income

Comprehensive income is the sum of net income and other comprehensive income, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$3,173	$9,656	$19,174	$11,899
Other comprehensive income	531	839	726	188

	$3,704	$10,495	$19,900	$12,087

Other comprehensive income consists of net unrealized holding gains and losses on available-for-sale securities.

Note 4. Stock-Based Compensation

We recognize expense in the statement of operations for the fair value of all share-based payments to employees and directors, including grants of employee stock options, pursuant to SFAS Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. We use the Black-Scholes option valuation model and use the single-option award approach and straight-line attribution method for stock options granted since January 1, 2006. Our non-cash equity related expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$1,011	$1,013	$2,537	$2,763
General and administrative	619	657	1,740	2,027

	$1,630	$1,670	$4,277	$4,790

Note 5. Income Taxes

We have not provided for income taxes for the three and nine months ended September 30, 2007 because we do not expect to have taxable income for the full year 2007. Our income before provision for income taxes in 2007 includes program fee revenue. For tax purposes, we recognized all of the related program fee revenue in 2006, which is the primary reason for our expectations of no taxable income for 2007.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, or Interpretation 48. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. We adopted Interpretation 48 on January 1, 2007.

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

We are uncertain about the timing and amount of future earnings. We anticipate increasing our unrecognized tax benefits during 2007 related to certain tax credits. While the increase cannot be estimated at this time, such increase in unrecognized tax benefits would be entirely offset by a change in the valuation allowance and therefore would not have a material effect on our financial statements. We classify interest and penalties, recognized pursuant to Interpretation 48 as interest expense. There were no interest or penalties related to unrecognized tax benefits accrued at December 31, 2006. Interest expense and penalties related to unrecognized tax benefits were immaterial for the three and nine months ended September 30, 2007.

Note 6. Stock Repurchase Program

In March 2007, we announced a plan to repurchase up to $20 million of our common stock. As of September 30, 2007 we had repurchased 0.5 million shares of common stock at a cost of $3.8 million on the open market. The total number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This plan expires in March 2008 and may be discontinued at any time.

We use the par value method of accounting for our stock repurchases. The excess of the cost of the shares acquired over the par value is allocated to additional paid-in capital based on the weighted average sales price per issued share with the remainder charged to accumulated deficit. As a result, we decreased additional paid-in capital by $2.3 million and increased accumulated deficit by $1.5 million in the nine month period ended September 30, 2007.

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

On January 1, 2007 we adopted EITF 06-2 and recorded a one-time charge of $0.4 million as a cumulative effect of a change in accounting principle to accumulated deficit. The expense for sabbatical leave was immaterial for the three and nine month periods ended September 30, 2007.

Note 8. Commitments

In July 2007, we increased the amount of general office space we lease from approximately 11,000 square feet to approximately 41,700 square feet. Our leases expire in 2010 and 2012. Under the terms of these leases, remaining annual minimum lease payments are as follows as of September 30, 2007 (in thousands):

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements concerning:

•	collaboration, milestone and royalty revenue to be received from King Pharmaceuticals, Inc., or King, and other payments we may receive from our strategic alliances;

•	the duration of the development period for all four expected drug candidates under our collaboration with King;

•	potential sources of clinical and commercial supply of Remoxy and its components;

•	expansion of our product line, including the formulation of additional dosage forms of Remoxy;

•	expected amounts of, or fluctuations in, collaboration revenue and payments;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of the potential market for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital or increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	expenses increasing substantially or fluctuations in our expenses and operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure; and

•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials);

•	the uncertainty of patent protection for our intellectual property or trade secrets;

•	potential infringement of the intellectual property rights or trade secrets of third parties;

•	pursuing in-license and acquisition opportunities;

•	hiring and retaining personnel; and

•	our financial position and our ability to obtain additional financing if necessary.

In addition, such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

Overview

We are a biopharmaceutical company that develops novel drugs. We have the following investigational drug candidates in clinical programs:

•	Remoxy and PTI-202, which are proprietary, abuse-resistant forms of opioid drugs.

•	Oxytrex, which is a novel, next-generation painkiller that potentially offers less physical dependence than currently marketed opioid painkillers.

•	A novel radio-labeled monoclonal antibody drug candidate to treat metastatic melanoma, a rare but deadly form of skin cancer.

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

Although we were profitable in 2006 and the first nine months of 2007 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through September 30, 2007, we have recorded an accumulated deficit of approximately $119.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical studies and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Compensation	$2,925	$2,391	$8,028	$7,074
Contractor fees(1)	7,872	6,939	19,614	21,791
Supplies(2)	1,363	484	4,032	3,035
Other common costs(3)	1,108	657	2,497	1,613

	$13,268	$10,471	$34,171	$33,513

(1)	Contractor Fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other Common Costs generally includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other potential drug candidates that may arise out of our collaboration with King since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody drug candidate to treat metastatic melanoma. Research and development expenses related to this technology include approximately $1.6 million and $1.5 million in the nine months ended September 30, 2007 and 2006 respectively, primarily in contractor fees and compensation. Research and development expenses related to hemophilia and other research projects include approximately $0.5 million in the nine month period ended September 30, 2007, primarily in contractor fees and compensation.

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

•

Income Taxes. We include Income Taxes in our critical accounting policies because we had taxable income in 2006. We have not provided for income taxes for the three or nine months ended September 30, 2007. We make estimates and judgments in determining our provision for income taxes. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.7 million of deferred tax assets recognized on our balance sheet as of September 30, 2007, we fully offset the net deferred tax assets with a valuation allowance. The non-current tax liability of $0.7 million recorded at September 30, 2007 provides a source of future taxable income against which the non-current deferred tax asset of $0.7 million was recognized without offset by a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Three and Nine months ended September 30, 2007 and 2006

Revenue – Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from this upfront fee were $6.6 million for the three months ended September 30, 2007 and 2006 and $19.7 million for the nine months ended September 30, 2007 and 2006. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through July 2011.

Revenue – Collaboration revenue

Collaboration revenues were $9.3 million and $32.3 million in the three and nine months ended September 30, 2007 and $7.0 million and $22.9 million in the three and nine months ended September 30, 2006, respectively. Collaboration revenues resulted from reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenue in the nine months ended September 30, 2007 includes reimbursement from King of certain of our development expenses during that period as well as $5.9 million of expenses we incurred in 2006 related to the collaboration that were not recognized in 2006 as King had informed us that they were reviewing these expenses. King completed its review and reimbursed us for $5.7 million of these expenses during the three months ended March 31, 2007 and for $0.2 million of these expenses during the three months ended September 30, 2007. Because we invoice King in arrears, we expect to receive and recognize as collaboration revenue $4.6 million in the final calendar quarter of 2007 for expenses incurred through September 30, 2007 that continue to be subject to King’s review and acceptance.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development activities and the timing of completion of King’s review of our expenses related to such collaboration.

Revenue – Milestone Revenue

Milestone revenue was $5.0 million for the three and nine months ended September 30, 2006, when King made a $5.0 million milestone payment to us related to the clinical development of PTI-202.

Research and Development

Research and development expenses consist primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expenses increased to $13.3 million from $10.5 million in the three months ended September 30, 2007 and 2006, respectively, and increased to $34.2 million from $33.5 million in the nine months ended September 30, 2007 and 2006, respectively. These fluctuations were primarily due to the timing of development activities for our abuse-resistant drug candidates. Research and development expenses included non-cash stock related compensation costs of $1.0 million in the three months ended September 30, 2007 and 2006 and $2.5 million and $2.8 million in the nine months ended September 30, 2007 and 2006, respectively.

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

General and Administrative

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses were $2.0 million and $1.7 million in the three months ended September 30, 2007 and 2006, respectively, and $6.0 million and $5.7 million in the nine months ended September 30, 2007 and 2006, respectively. General and administrative expenses included non-cash stock related compensation costs of $0.6 million and $0.7 million in the three months ended September 30, 2007 and 2006 and $1.7 million and $2.0 million in the nine months ended September 30, 2007 and 2006, respectively.

We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our drug candidates. This increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and studies.

Interest and Other Income

Interest and other income were $2.6 million for the three and nine months ended September 30, 2007 and 2006 and $7.4 million and $7.1 million in the nine months ended September 30, 2007 and 2006, respectively. The effect on interest income of changes in prevailing interest rates on investments in marketable securities were almost entirely offset by the effect of changes in average cash balances. We expect our interest income to decrease during the remainder of 2007 as we use cash to fund our operations and for our stock buyback plan.

Provision for (Benefit from) Income Taxes

We have not provided for income taxes for the three and nine months ended September 30, 2007 because we do not expect to have taxable income for the full year 2007. Our income before income taxes in 2007 includes program fee revenue. For tax purposes, we recognized all of this revenue in 2006, which is the primary reason for our expectations of no taxable income for 2007.

We had taxable income in 2006 that was fully offset for tax purposes by deductions related to a combination of our net operating losses and tax credits from prior years. However, the use of such deductions resulted in alternative minimum taxes. We recognized $3.6 million of tax expense related to these alternative minimum taxes in the nine months ended September 30, 2006.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. Additionally, in December 2005, we received a $150.0 million program fee under our strategic alliance with King and we earned interest income from investment of our cash resources. We intend to continue to use our cash resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes, including our stock buyback plan. As of September 30, 2007, cash, cash equivalents and marketable securities were $205.9 million.

Net cash provided by operating activities was $5.0 million for the nine months ended September 30, 2007, compared to net cash used in operating activities of $1.6 million for the nine months ended September 30, 2006. The change in net cash provided by (used in) operating activities was primarily due to the net income recorded in each period.

Our investing activities to purchase property and equipment were immaterial for the nine months ended September 30, 2007 and 2006. We used cash of approximately $0.5 million in the nine months ended September 30, 2007 in connection with leasehold improvements. Other investing activities for both these periods consisted primarily of net purchases, maturities and sales of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Net cash used in financing activities was $2.6 million in the nine months ended September 30, 2007 and net cash provided by financing activities was $1.1 million in the nine months ended September 30, 2006. In March 2007, we announced a stock buyback plan for the repurchase of up to $20 million of our common stock. As of September 30, 2007 we had purchased $3.8 million of our common stock on the open market. The total number of shares to be purchased and the timing of purchases will be based on several factors, including the market price of our common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This stock buyback program expires March 2008 and may be discontinued at any time. Other financing activities consisted of $1.2 million and $1.1 million in proceeds received from the issuance of our common stock during the nine months ended September 30, 2007 and 2006.

In July 2007, we increased the amount of general office space we lease from approximately 11,000 square feet to approximately 41,700 square feet. Our leases expire in 2010 and 2012. Under the terms of these leases, remaining annual minimum lease payments are as follows as of September 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	2012	Total
Future minimum lease payments	$371	$717	$743	$713	$569	$339	$3,452

We have license agreements that require us to make payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2007. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. Under the King collaboration, King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $119.3 million. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2007 by approximately $0.8 million. To minimize this risk, we maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of September 30, 2007, our investments consisted of investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

If we fail to obtain the necessary regulatory approvals, or if such approval is limited, we will not be allowed to commercialize our drug candidates, and we will not generate product revenues.

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

Although we were profitable in 2006 and the first nine months of 2007 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $119.3 million as of September 30, 2007. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission regulations and the rules of The NASDAQ Stock Market LLC create uncertainty for public companies. If we were unable to continue to comply with these requirements, we could be delisted from trading on the NASDAQ Global Market, or Nasdaq, and thereafter trading in our common stock, if any, may be conducted through the over-the-counter or other market. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

In March 2007, we announced a stock repurchase program under which we can purchase up to $20.0 million of our common stock on the open market. As of September 30, 2007 we have $16.2 million available under this repurchase program. We are not obliged to purchase any additional stock pursuant to the stock repurchase program. The existence of such a program may contribute to the volatility and liquidity of the price of our common stock and could contribute to a sudden decline in value.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and amounts of collaboration revenue recognized from King, the timing and enrollment rates of clinical trials for our drug candidates, our need for clinical supplies and the valuation of stock-based compensation. Thus, quarter-to-quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our clinical, financial or operating results may not meet the expectations of securities analysts and investors that could result in a decline in the price of our stock.

There may not be an active, liquid trading market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on Nasdaq. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3 (4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.

10.1	Sublease Agreement, dated as of July 17, 2007, between Registrant and Oracle USA, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

/S/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

/S/ PETER S. RODDY
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: November 2, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3 (4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.

10.1	Sublease Agreement, dated as of July 17, 2007, between Registrant and Oracle USA, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.