Form 10-K
period 2007-12-31
PAIN THERAPEUTICS INC
filed 2008-02-13
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $282,226,010 computed by reference to the last sales price of $8.71 as reported on the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2007.

The number of shares outstanding of the Registrant’s common stock on January 23, 2008 was 44,307,603.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

PAIN THERAPEUTICS, INC.

FORM 10-K

PART I

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	collaboration revenue to be received from King Pharmaceuticals, Inc., or King, and other payments we may receive from our strategic alliances;

•	the duration of the development period for all four expected drug candidates under our collaboration with King;

•	expected filing dates for a New Drug Application, or NDA, for Remoxy™ with the U.S. Food and Drug Administration, or FDA;

•	anticipated clinical trials and number of patients to be enrolled in clinical trials;

•	potential sources of clinical and commercial supply of Remoxy and its components;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of the potential market for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing or fluctuations in our operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	estimates concerning the provision for income taxes and realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

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

Overview

We are a biopharmaceutical company that develops novel drugs. We have four drug candidates in clinical programs, including Remoxy, Oxytrex™, PTI-202 and a novel radio-labeled monoclonal antibody to treat metastatic melanoma. We are also working on a new treatment for patients with hemophilia. We were incorporated in Delaware in May 1998.

We and King are engaged in a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in December 2005 and paid us $5.0 million as a milestone payment in connection with the acceptance by the FDA of an investigational new drug application, or IND, for PTI-202. We could also receive from King an additional $145.0 million in milestone payments in the course of clinical development of Remoxy, PTI-202 and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

Remoxy

Remoxy is being developed as an abuse-resistant long-acting oral oxycodone. Sales of controlled-release oxycodone were nearly $2.0 billion for the year ended August 2005.

In December 2007, we and King announced positive results of a Phase III study of Remoxy in patients with chronic pain. The study met the primary endpoint (p value was less than 0.01) that was prospectively defined by the FDA during a Special Protocol Assessment, or SPA, process. This pivotal Phase III randomized, double-blinded, placebo-controlled, multi-center trial was designed to evaluate the analgesic efficacy of twice-daily Remoxy versus placebo over a 12-week treatment period. The study randomized 412 male and female patients. All patients were diagnosed with osteoarthritis of the knee or hip, as evidenced by X-ray and clinical criteria of the American College of Rheumatology. Additionally, all patients had pain intensity scores corresponding to moderate-to-severe pain. Following informed consent, wash-out and dose titration, patients were randomized into a treatment period of 12 weeks. During treatment, patients received twice-daily Remoxy or matching placebo. The total drug dose per patient per day ranged from 10-80mg. Pain intensity scores were assessed on a pain scale. Concomitant pain medications or rescue medications were not allowed at any point during the 12-week treatment period.

In February 2006, we announced the completion of the SPA with the FDA. An SPA from the FDA specifies the Phase III trial objective, design, clinical endpoints and analyses needed to support a claim for efficacy. We expect to file an NDA for Remoxy with the FDA in the first half of 2008.

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

Remoxy is intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse as well as the needs of pharmacists and the managed care healthcare system in the United States. Our clinical results to date demonstrate Remoxy is significantly less abusable than Oxycontin®, a brand of controlled-release oxycodone. In a variety of clinical comparisons of the abuse-resistant characteristics of Remoxy and Oxycontin, Oxycontin released significantly more active ingredient than Remoxy during the time when abusers presumably expect to get high.

We expect to complete additional clinical trials or non-clinical studies of Remoxy in 2008, including additional abuse-resistance studies and other registration-enabling studies.

We believe the abuse-resistant technology used in Remoxy is applicable to different oral opioid painkillers. Pursuant to our agreement with King, we plan to develop abuse-resistant versions of additional opioid painkillers using this platform technology. We plan to formulate and scale-up a range of dosage forms of Remoxy.

PTI-202

In 2006, we conducted and announced positive data from a Phase I clinical trial program of a second abuse-resistant drug candidate, called PTI-202. The active ingredient in PTI-202 is an opioid whose identity has not been made public. This clinical trial was designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of a single, oral dose of PTI-202 in healthy volunteers. We believe results also indicate PTI-202 is safe and well-tolerated and its release profile appears well-suited to use with a chronic pain population. Like Remoxy, PTI-202 is intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse. In connection with the acceptance by the FDA of the IND for PTI-202, King made a milestone payment to us of $5.0 million in August 2006.

Oxytrex

Oxytrex is an oral opioid painkiller with a novel mechanism of action. We have worldwide commercial rights to Oxytrex. Oxytrex is a proprietary combination of two active drug ingredients. The first component is the opioid agonist oxycodone. The second component is an ultra-low dose of the opioid antagonist naltrexone. Adding an antagonist to an agonist at usual clinical doses blocks the action of the agonist. This effect is clinically useful, for example, to reverse heroin overdose. At an ultra-low-dose, however, of an opioid antagonist can enhance pain relief and attenuate the development of tolerance or addiction. Oxytrex takes advantage of this effect by combining an opioid agonist with an ultra-low-dose of an opioid antagonist.

In late 2007, we initiated a clinical trial of Oxytrex in non-physically dependent patients with a history of drug abuse. The primary objective of this trial is to evaluate subjective effects of Oxytrex compared to oxycodone alone in individuals with a history of drug abuse. This type of trial is referred to as a ‘liking’ trial, because patients provide subjective information regarding preferences for one drug versus another drug. We expect to complete this trial in 2008.

In late 2006, we initiated a clinical trial of Oxytrex intended to enroll approximately 120 patients who have each been taking greater than or equal to 120 mg of oxycodone per day for over a year. The study’s primary endpoint is physical dependence/withdrawal scores in patients in the treatment arm compared to patients receiving placebo. The trial enrolled very few patients during 2007. Due to the difficulty of enrolling patients, we expect to cancel this study of Oxytrex in 2008.

We rely on a limited number of third-party manufacturers to manufacture, fill, label, ship and store Oxytrex. We have had produced on our behalf additional clinical materials necessary to complete our planned clinical trials of Oxytrex.

Metastatic Melanoma

In November 2006, we announced a new antibody technology that we believe may enable clinicians to provide effective medical treatment for metastatic melanoma, a rare but deadly form of skin cancer.

Scientists at Albert Einstein College of Medicine developed novel radio-labeled monoclonal antibodies that target melanoma tumor sites and deliver a short burst of lethal radiation to melanoma tumors. We believe that the specificity of this treatment may be effective against tumors without harming normal tissue. The technology may also have therapeutic uses outside of oncology. We initiated a Phase I clinical study in Israel in metastatic melanoma in 2007. We expect to complete patient enrollment for this clinical study in 2008.

Hemophilia

In March 2007, we announced that we had licensed gene integration technology from Poetic Genetics, Inc., or Poetic. We are developing unique gene integration technology intended to cure hemophilia, which affects 400,000 people worldwide with average treatments ranging between $60,000 and $150,000 per patient/year. We expect to conduct pre-clinical studies with this technology in 2008.

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

We also conduct basic research in collaboration with academic and other partners. Company sponsored research and development expenditures were $32.9 million, $46.8 million and $47.7 million in 2005, 2006, and 2007 respectively. We recorded contract revenue of $1.4 million, $22.7 million and $42.7 million in 2005, 2006 and 2007, respectively, related to customer-sponsored research activities under our collaboration with King.

Our Intellectual Property

We seek to protect our technology by, among other methods, filing and prosecuting U.S. and foreign patents and patent applications with respect to our technology and products and their uses. The focus of our patent strategy is to secure and maintain intellectual property rights to technology for the following categories of our business:

•	the technology that forms the basis for a number of oral gel-cap drug candidates, including Remoxy;

•	the clinical use of an ultra-low-dose opioid antagonist, either alone or in combination with an opioid painkiller, for pain management and opioid and other addiction;

•	the use of an ultra-low-dose opioid antagonist to render opioid-based products more effective;

•	the clinical use of an ultra-low-dose opioid antagonist, either alone or in combination with any opioid painkiller, for the treatment of other conditions;

•	the clinical use of radio-labeled monoclonal antibodies for the treatment of metastatic melanoma and certain therapeutic uses outside of oncology;

•	the clinical uses of a unique gene integration system intended to treat hemophilia or pain; and

•	the manufacture and use of our drug candidates.

We plan to prosecute and defend our patent applications, issued patents and proprietary information. Our competitive position and potential future revenues will depend in large part upon our ability to protect our intellectual property from challenges and to enforce our patent rights against potential infringements.

We and our collaborators have filed patent applications with the U.S. Patent Office to further protect our technologies. Certain patents are issued and a number of patent applications are pending. If issued, we believe these applications would protect certain of our technologies through at least 2020. If these patent applications do not result in issued patents, the duration or scope of our patent rights may be limited and our future revenues could be lower as a result.

If our competitors are able to successfully challenge the validity or scope of our patent rights, based on the existence of prior art or otherwise, they might be able to market products that contain features and clinical benefits similar to those of our drug candidates, and demand for our drug candidates could decline as a result.

We may be involved in additional challenges to our intellectual property. An adverse outcome of any challenges to our intellectual property could result in loss of claims of these patents that pertain to certain drugs we currently have under development and could have a material adverse impact on our future revenues.

Strategic Alliance with King Pharmaceuticals, Inc.

We have a collaboration agreement and a license agreement with King to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in December 2005. We have received a $5.0 million milestone payment to date from King. We could also receive from King up to $145.0 million in additional milestone payments in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement.

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

Formulation Agreement with Durect Corporation

We have an exclusive, worldwide licensing agreement with Durect Corporation, or Durect, to use a patented technology that forms the basis for a number of oral gel-cap drug candidates, including Remoxy. We have sub-licensed to King certain rights to develop and to commercialize Remoxy and certain other opioid drugs formulated in part with technology we licensed from Durect. Under the agreement with Durect, we control all of the preclinical, clinical, commercial manufacturing and sales/marketing activities for Remoxy and other abuse-resistant opioid painkillers. We reimburse Durect for formulation and related work, and will make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. Durect will supply us with certain components of Remoxy and other abuse-resistant opioid painkillers on a cost-plus basis. We also are obligated to pay Durect royalties on any related drug sales. In turn, King is obligated to reimburse us for costs we incur under the agreement with Durect, including royalties.

Under our license agreement with King, we are obligated not to amend or terminate our agreement with Durect if an amendment or termination would alter the rights or obligations of King under the collaboration agreement or license agreement.

License of Technology from Albert Einstein College of Medicine

We have licensed certain technology from Albert Einstein College of Medicine. We have a worldwide exclusive license to the technology and all intellectual property rights arising from the technology. Pursuant to the agreements for the licensed technology, we are required to pay Albert Einstein College of Medicine clinical milestone payments and royalties based on a percentage of net drug sales. If a product is combined with a drug or other substance for which we are paying an additional royalty, the royalty that we pay to Albert Einstein College of Medicine will be reduced by up to one-half of the amount of such additional royalty.

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

License of Technology from Poetic Genetics, LLC

In March 2007, we announced that we licensed novel gene integration technology from Poetic. We have worldwide commercial rights and all intellectual rights arising from the technology in all indications in hemophilia and pain management. In connection with the license, we paid Poetic an undisclosed upfront fee and we are obliged to pay Poetic milestone payments of up to $4 million in the aggregate, based on clinical and regulatory progress, and a 4% royalty on net sales, or 6% if the first U.S. sale of a licensed product to treat hemophilia occurs before January 1, 2011.

Manufacturing

We do not own any manufacturing facilities. We rely on a limited number of third-party manufacturers to formulate, manufacture, fill, label, ship or store all of our drug candidates. We have entered into agreements with and rely upon qualified third parties for the formulation or manufacture of our clinical supplies. These supplies and the manufacturing facilities must comply with DEA regulations and current good manufacturing practices, or GMPs, enforced by the FDA and other government agencies. Remoxy uses bulk oxycodone supplied by Noramco, Inc. Remoxy and PTI-202 are formulated using, in part, proprietary technology licensed from Durect. We and King rely on Durect and other third-party manufacturers to formulate, manufacture, fill, label, ship or store Remoxy and other abuse-resistant drug candidates and their components. King is responsible for commercial manufacturing of Remoxy. We plan to continue to outsource formulation, manufacturing and related activities.

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

After the completion of clinical trials, if there is substantial evidence that the drug is safe and effective, an NDA is filed with the FDA. The NDA must contain all of the information on the drug gathered to that date, including data from the clinical trials. NDAs are often the equivalent of over 100,000 pages in length.

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

Competition

Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary opioid formulations include, but are not limited to, Roxane Laboratories, Purdue Pharma, Abbott Laboratories, Cephalon, Endo Pharmaceuticals, Teva Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals. Alternative technologies are being developed to increase opioid potency, as well as alternatives to opioid therapy for pain management, and improved treatments for metastatic melanoma and hemophilia, several of which are in clinical trials or are awaiting approval from the FDA.

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

Developments by competitors may render our drug candidates or technologies obsolete or non-competitive. We also compete with these companies for qualified personnel and opportunities for product acquisitions, joint ventures or other strategic alliances

Employees

As of December 31, 2007, we had 47 employees. We engage consultants from time to time to perform services on a per diem or hourly basis.

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

In December 2006, we and King announced positive results of a Phase III trial of Remoxy in patients with chronic pain. The study met the primary endpoint that was prospectively defined by the FDA during an SPA process. Under our SPA, we expect to use Remoxy Phase III data as part of a basis of approval with respect to efficacy. While we received the SPA for this Phase III clinical trial assessing Remoxy, there can be no assurance that we will ultimately receive approval for this drug candidate. Furthermore, there can be no assurance that other events will not occur that would allow the FDA to disregard our SPA.

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

Our clinical trials with Remoxy and Oxytrex measure clinical symptoms, such as pain and physical dependence. These symptoms are not biologically measurable. The success of Remoxy, our other abuse resistant drug candidates and Oxytrex in clinical trials depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

We have no history of developing oncology or hemophilia drug candidates. We do not know whether any of our planned clinical trials in oncology or hemophilia will result in marketable drugs.

In addition, completion of clinical trials can be delayed by numerous factors, including:

•	delays in identifying and agreeing on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment;

•	unanticipated patient drop out rates;

•	increases in time required to complete monitoring of patients during or after participation in a clinical trial; and

•	unexpected need for additional patient-related data.

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

Regulatory authorities may revise previous guidance or decide to ignore previous guidance at any time during the course of our clinical activities or after the completion of our clinical trials. Even with successful clinical safety and efficacy data, including such data from a clinical trial conducted pursuant to a SPA, we may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

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

The DEA limits the availability of the active ingredients in certain of our current drug candidates and, as a result, our quotas may not be sufficient to complete clinical trials, or to meet commercial demand or may result in clinical delays.

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

Pursuant to our strategic alliance with King, we will jointly manage and prepare Phase III clinical trials and NDA submissions in the United States for Remoxy and other abuse-resistant drug candidates with King. We rely on King to devote time and resources to the development, manufacturing and commercialization of Remoxy and other abuse-resistant drug candidates. King may develop or acquire drugs or drug candidates that compete for resources with our drug candidates that are subject to this strategic alliance. For instance, King has acquired a drug candidate for the acute pain market. While we believe this drug candidate will not compete with our drug candidates under the collaboration with King, there can be no assurance that this drug candidate will not be developed to become competitive with our drug candidates under the collaboration with King. If King limits its time and resources devoted to the strategic alliance, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected.

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

Our strategy to focus on drug development requires us to enter into collaborative agreements with third parties, such as our strategic alliance with King. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations or disputes concerning the scope of collaboration activities. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect the success of our drug candidates, including:

•	the development of parallel products by our collaborators or by a competitor;

•	arrangements with collaborative partners that limit or preclude us from developing certain products or technologies;

•	premature termination of a collaborative agreement; or

•	failure by a collaborative partner to devote sufficient resources to the development or legal defense of our potential products.

Risks Relating to Commercialization

If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.

Even if the FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs;

•	perceptions by physicians regarding the cost benefit of the abuse resistant quality of Remoxy;

•	published studies demonstrating the cost-effectiveness of our drugs relative to competing products;

•	availability of reimbursement for our products from government or healthcare payers;

•	our ability to implement a risk management plan prior to the distribution of any Schedule II drug; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors.

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

Our ability to earn royalties from sales of Remoxy and other abuse-resistant drugs will depend on King’s abilities to maintain regulatory approval and achieve market acceptance of such drugs once commercialized. King may elect to independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of Remoxy and other abuse-resistant drugs developed under our strategic alliance. King may not proceed with the commercialization of Remoxy and other abuse-resistant drugs developed under our strategic alliance with the same degree of urgency as we would because of other priorities they face. If King is not successful in commercializing Remoxy for a variety of reasons, including but not limited to competition from other pharmaceutical companies, or if King fails to perform as we expect, our potential for revenue from drugs developed in connection with our strategic alliance with King, if any, could be dramatically reduced and our business would suffer.

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

In addition, due to the nature of the market for our drug candidates, it may be necessary for us to license all or substantially all of our drug candidates not covered by our strategic alliance with King to a single collaborator, thereby eliminating our opportunity to commercialize these other products independently. If we enter into any such new collaborative arrangements, our revenues are likely to be lower than if we marketed and sold our products ourselves.

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

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, health maintenance organizations and managed care organizations, are challenging the prices charged for medical products and services and/or are seeking pharmacoeconomic data to justify formulary acceptance and reimbursement practices. We currently have not generated pharmacoeconomic data on any of our product candidates. Government and other healthcare payers increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has or has not granted labeling approval. Adequate third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our products, market acceptance of our drug candidates could be limited.

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

Risks Relating to our Intellectual Property

Our ability to commercialize our drug candidates will depend on our ability to sell such products without infringing the patent or proprietary rights of third parties. If we are sued for infringing the intellectual property rights of third parties, such litigation will be costly and time consuming and an unfavorable outcome would have a significant adverse effect on our business.

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

If we are unable to protect our intellectual property our competitors could develop and market products with similar features that may reduce demand for our drug candidates.

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

We have expanded our research and development activities to include development of potential drug candidates for indications other than pain, such as oncology and hemophilia. We initiated a Phase I clinical trial of our drug candidate in oncology in 2007. We have no history of developing oncology or hemophilia drug candidates or manufacturing radiopharmaceuticals. We do not know whether any of our planned clinical trials in oncology or hemophilia will result in marketable products. We do not anticipate that any additional drug candidates will reach the market for at least several years, if at all.

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

Our operations from our inception to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology, undertaking preclinical studies and clinical trials of our drug candidates and forming collaborations. We have not yet demonstrated our ability to obtain regulatory approval, formulate and manufacture our drug candidates on a commercial scale or conduct sales and marketing activities. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future.

Although we were profitable in 2006 and 2007 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $118.1 million as of December 31, 2007. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We have funded all of our operations and capital expenditures with the proceeds from our public and private stock offerings, payments received under our strategic alliance with King, and interest earned on our investments. We expect that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next year. However, we may elect to raise additional funds within such twelve-month period or need to raise additional funds thereafter and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, if available, such financings may involve covenants that restrict our business activities. If we raise additional capital through strategic alliance and license arrangements such as our strategic alliance with King, we may have to trade our rights to our technology, intellectual property or drug candidates to others in such arrangements on terms that may not be favorable to us.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and the rules of The NASDAQ Stock Market LLC create uncertainty for public companies. If we were unable to continue to comply with these requirements, we could be delisted from trading on the NASDAQ Global Market, or Nasdaq, and thereafter trading in our common stock, if any, may be conducted through the over-the-counter or other market. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

In March 2007, we announced a stock repurchase program under which we can purchase up to $20.0 million of our common stock on the open market. As of December 31, 2007 we have $16.2 million available under this repurchase program. We are not obliged to purchase any additional stock pursuant to the stock repurchase program. The existence of such a program may contribute to the volatility of the price of our common stock and could contribute to a sudden decline in value.

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

Due to their combined stock holdings, our officers, directors and principal stockholders (stockholders holding greater than 5% of our common stock) acting collectively may have the ability to exercise significant influence over matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of the Company and may make some transactions more difficult or impossible to complete without the support of these stockholders. In addition, our recently initiated share repurchase program may have the effect of further concentrating the holdings of our officers, directors and principal stockholders.

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

We currently lease approximately 41,200 square feet of space in San Mateo and South San Francisco, California, which is used as general office space. We believe that our facilities are adequate and suitable for our current needs.

Item 3.	Legal Proceedings

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “PTIE.” The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Sale Price
	High	Low
Fiscal 2007:
First Quarter	$9.20	$7.00
Second Quarter	$9.00	$7.54
Third Quarter	$9.86	$8.20
Fourth Quarter	$11.50	$9.35
Fiscal 2006:
First Quarter	$11.80	$6.86
Second Quarter	$10.86	$7.70
Third Quarter	$9.04	$7.50
Fourth Quarter	$9.78	$7.90

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 23, 2008, there were approximately 72 holders of record of our common stock.

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2007

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	9,997,746	$7.60	1,816,833
Equity compensation plans not approved by stockholders	—	—	8,000,000*

Total	9,997,746	$7.60	9,816,833

* Represents shares approved by our board of directors for inclusion in our proposed 2008 Equity Incentive Plan that are not eligible to be issued under such a plan until after stockholder approval is obtained. We currently plan to seek approval of such plan at our 2008 Annual Meeting of Stockholders.

Performance Graph

The following line graph compares the percentage change in the cumulative return to the stockholders of the Company’s Common Stock with the cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period commencing December 31, 2002.

Item 6.	Selected Financial Data (in thousands except per share data)

	Years ended December 31,
	2007	2006	2005	2004	2003
Statement of operations data:
Collaboration revenue	$42,746	$22,717	$1,368	$—	$—
Program fee revenue	23,238	26,201	3,712	—	—
Milestone revenue	—	5,000	—	—	—

Total revenue	65,984	53,918	5,080	—	—
Research and development expense	47,730	46,803	32,938	35,093	18,913
General and administrative expense	8,085	7,668	4,859	3,868	3,338

Total operating expenses	55,815	54,471	37,797	38,961	22,251

Operating income (loss)	10,169	(553)	(32,717)	(38,961)	(22,251)
Interest and other income, net	10,136	9,668	2,047	1,185	634

Income (loss) before provision for income taxes	20,305	9,115	(30,670)	(37,776)	(21,617)
Provision for income taxes	—	2,927	—	—	—

Net income (loss)	$20,305	$6,188	$(30,670)	$(37,776)	$(21,617)

Net income (loss) per share:
Basic	$0.46	$0.14	$(0.70)	$(1.01)	$(0.73)

Diluted	$0.44	$0.14	$(0.70)	$(1.01)	$(0.73)

Weighted average shares used in computing net income (loss) per share:
Basic	44,150	44,146	43,795	37,267	29,483

Diluted	45,676	45,475	43,795	37,267	29,483

	December 31,
	2007	2006	2005	2004	2003
Balance sheet data:
Cash and cash equivalents	$86,567	$16,386	$95,651	$1,379	$12,027
Marketable securities	118,504	188,014	117,001	98,018	65,402
Working capital	184,717	170,460	181,817	91,860	74,799
Total assets	207,625	208,456	215,795	101,192	80,513
Deferred program fee revenue	96,849	120,087	146,288	—	—
Total liabilities	103,711	130,541	152,435	7,796	3,951
Total stockholders’ equity	103,914	77,915	63,360	93,396	76,562

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company that develops novel drugs. We have four drug candidates in clinical programs, including Remoxy, Oxytrex, PTI-202 and a novel radio-labeled monoclonal antibody to treat metastatic melanoma. We are also working on a new treatment for patients with hemophilia.

We and King Pharmaceuticals, Inc., or King, are engaged in a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in December 2005.

In December 2007, we and King announced positive results of a Phase III study of Remoxy in patients with chronic pain. The study met the primary endpoint that was prospectively defined by the FDA during an SPA process. This pivotal Phase III randomized, double-blinded, placebo-controlled, multi-center study was designed to evaluate the analgesic efficacy of twice-daily Remoxy versus placebo over a 12-week treatment period. The study randomized 412 male and female patients. All patients were diagnosed with osteoarthritis of the knee or hip, as evidenced by x-ray and clinical criteria of the American College of Rheumatology. Additionally, all patients had pain intensity scores corresponding to moderate-to-severe pain. Following informed consent, wash-out and dose titration, patients were randomized into a treatment period of 12 weeks. During treatment, patients received twice-daily Remoxy or matching placebo. The total drug dose per patient per day ranged from 10-80mg. Pain intensity scores were assessed on a pain scale. Concomitant pain medications or rescue medications were not allowed at any point during the 12-week treatment period.

In August 2006, we and King announced the initiation of a Phase I clinical trial program of a second abuse-resistant drug candidate, called PTI-202. In connection with the acceptance by the FDA of the investigational new drug application, or IND, for PTI-202, King made a milestone payment to us of $5.0 million in 2006.

We could also receive from King up to $145.0 million in additional milestone payments in the course of clinical development of Remoxy, PTI-202 and other abuse-resistant opioid painkillers under the strategic alliance. Subject to certain limitations, King is also obligated to fund development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

Although we were profitable in 2006 and 2007 based on payments received from King, we have yet to generate any revenues from product sales. Through December 31, 2007, we have recorded an accumulated deficit of approximately $118.1 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on the research and development of opioid drugs for the treatment of pain. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years Ended December 31,
	2007	2006	2005
Compensation	$11,126	$9,746	$4,717
Contractor fees (1)	26,405	30,367	23,642
Supplies (2)	6,325	4,317	2,351
Other common costs (3)	3,874	2,373	2,228

	$47,730	$46,803	$32,938

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other potential drug candidates that may arise out of our collaboration with King since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. In November 2006, we announced that we are developing a novel antibody technology that may transform how metastatic melanoma is treated. We spent approximately $3.2 million and $3.0 million on this technology, primarily in contractor fees and supplies, during 2007 and 2006, respectively. In March 2007, we announced that we licensed certain technology and are developing this technology for hemophilia and pain management. We spent approximately $1.0 million, primarily in contractor fees and supplies during 2007 on this technology.

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

•

Stock-based compensation. The Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, requires companies to recognize expense in the income statement for the fair value of all share-based payments to employees and directors, including grants of employee stock options.

We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. We record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation expense recognized in the year ended December 31, 2006 and 2007 includes compensation cost for all outstanding stock-based awards. Prior to January 1, 2006, we used the intrinsic-value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and its interpretations. Accordingly, we did not recognize compensation cost in our financial statements prior to January 1, 2006 for these awards because stock options granted to employees and directors had exercise prices equal to or greater than the fair value of the underlying security at the time the stock option was granted.

In adopting SFAS 123R, companies must choose among alternative valuation models and amortization approaches. After assessing alternative valuation models and amortization approaches, we continue to use the Black-Scholes option valuation model, or Black-Scholes and use the single-option award approach and straight-line attribution method for stock options granted since January 1, 2006. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

Prior to adoption of SFAS 123R, we calculated the value of options granted to employees and directors for disclosure in the footnotes to our financial statements pursuant to Statement of Financial Accounting Standards No. 123, or SFAS 123, using Black-Scholes, the multiple-option award approach and the accelerated attribution method. This approach uses a graded vesting method over the vesting period of each respective stock option, generally four years. The accelerated attribution method results in recognizing as compensation cost more than 50% of the fair value of an option in year one, with the remainder recognized in decreasing amounts from year two to year four. Under the modified prospective transition method of SFAS 123R, we will continue to calculate compensation cost for options granted prior to January 1, 2006 using the multiple-option award approach and accelerated attribution method.

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

•

Revenue recognition and deferred program fee revenue. In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. Of those drug candidates, Remoxy has completed a Phase III clinical trial, one drug candidate is in Phase I clinical trials and two potential drug candidates are at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through September 2014. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. For example, in the fourth quarter of 2007 we determined that the development period should be extended from the third quarter of 2011 based upon recent clinical developments and updated communications with King regarding product development plans. Collaboration revenues from reimbursement of development expenses are generally recognized as costs are incurred pursuant to the strategic alliance with King; however, when we have knowledge that King has not completed its review of the collaboration expenses invoiced to them, we defer recognition of such amounts as revenue until their review is complete. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

•

Taxes. We make estimates and judgments in determining our provision for income taxes. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.5 million of deferred tax assets included in other assets as of December 31, 2007, we offset the net deferred tax assets with a valuation allowance. The non-current tax liability included in other liabilities of $0.6 million recorded at December 31, 2007 provides a source of future taxable income against which the non-current deferred tax asset of $0.5 million was recognized without offset by a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Years Ended December 31, 2007 and 2006

Revenue—Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of this upfront fee were $23.2 million and $26.2 million in the years ended December 31, 2007 and 2006, respectively. The decrease of $3.0 million in 2007 is due to the extension of the development period over which we recognize the program fee revenue in the fourth quarter of 2007 based upon recent clinical developments and communications with King regarding product development plans. We expect to recognize the rest of the program fee ratably over our estimate of the remainder of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014.

Revenue—Collaboration revenue

Collaboration revenues were $42.7 million and $22.7 million in the years ended December 31, 2007 and 2006, respectively. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. The increase of $20.0 million in 2007 was primarily because in 2006 we deferred recognition of approximately $10.4 million in costs incurred by us between September and December 2006 that were subject to completion of King’s review. King reviewed and paid for these expenses in 2007. We incurred expenses of $3.8 million in 2007 for which we expect King to complete their review and reimbursement us in 2008.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses, as well as the timing of completion of King’s review of submitted expenses.

Revenue—Milestone revenue

We did not have any milestone revenue in the year ended December 31, 2007. Milestone revenue was $5.0 million for the year end December 31, 2006. In connection with the acceptance by the FDA of the investigational new drug application for PTI-202, King made a milestone payment to us of $5.0 million. We expect to file a NDA for Remoxy in the first half of 2008. When the NDA for Remoxy is accepted by the FDA, King will be obligated to pay us a milestone payment of $15.0 million. When the NDA for Remoxy is approved by the FDA, King will be obligated to pay us another milestone payment of $15.0 million.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expense increased to $47.7 million from $46.8 million in the years ended December 31, 2007 and 2006, respectively. The increase was primarily due to increases in clinical and development activities for Remoxy, metastatic melanoma and hemophilia. Research and development expenses included non-cash stock related compensation costs of $3.7 million and $3.8 million in the twelve months ended December 31, 2007 and 2006, respectively.

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including current and potential clinical trials for our other abuse-resistant drug candidates, as well as further clinical development of Oxytrex and our product candidates in metastatic melanoma and hemophilia. King is obligated to reimburse development expenses for our abuse-resistant drug candidates pursuant to our collaboration. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses increased to $8.1 million from $7.7 million in the years ended December 31, 2007 and 2006, respectively. The increase was primarily due to increases in non-cash stock-related compensation costs associated with the adoption of SFAS 123R. General and administrative expenses included non-cash stock related compensation costs of $2.6 million and $2.7 million in the twelve months ended December 31, 2007 and 2006, respectively. We expect general and administrative expenses to increase over the next several years in connection with support of precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income, Net

Interest and other income net, increased to $10.1 million from $9.7 million for the years ended December 31, 2007 and 2006, respectively, primarily due to increases in average balances of marketable securities and, to a lesser extent, increases in prevailing interest rates on investments in marketable securities. We expect our interest income to decrease in the future as we use cash to fund our operations.

Provision for Income Taxes

We did not provide for income taxes in 2007 because we did not have taxable income in 2007, primarily due to all of our program fee revenue having been recognized for tax purposes in prior years.

In 2005, King made an upfront cash payment of $150.0 million to us in connection with our strategic alliance. We had taxable income for 2006 primarily due to the recognition in 2006 of $146.3 million of the upfront cash payment for income tax purposes. We reduced our taxable income for 2006 with deductions related to a combination of our net operating losses and tax credits from prior years.

Years Ended December 31, 2006 and 2005

Revenue—Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of this upfront fee were $26.2 and $3.7 million in the years ended December 31, 2006 and 2005, respectively.

Revenue—Collaboration revenue

Collaboration revenues were $22.7 million and $1.4 million in the years ended December 31, 2006 and 2005, respectively. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance that commenced in the fourth quarter of 2005.

Revenue—Milestone revenue

Milestone revenue was $5.0 million for the year end December 31, 2006. In connection with the acceptance by the FDA of the IND for PTI-202, King made a milestone payment to us of $5.0 million. We had no corresponding milestone revenue in 2005.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expense increased to $46.8 million from $32.9 million in the years ended December 31, 2006 and 2005, respectively. The increase was primarily due to increases in clinical and development activities for Remoxy and PTI-202 and non-cash stock-related compensation costs of $3.8 million associated with the adoption of SFAS 123R.

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses increased to $7.7 million from $4.9 million in the years ended December 31, 2006 and 2005, respectively. The increase was primarily due to increases in non-cash stock-related compensation costs of $2.7 million associated with the adoption of SFAS 123R.

Interest and Other Income

Interest and other income increased to $9.7 million from $2.0 million for the years ended December 31, 2006 and 2005, respectively, primarily due to increases in average balances of marketable securities and, to a lesser extent, increases in prevailing interest rates on investments in marketable securities.

Provision for Income Taxes

In 2005, King made an upfront cash payment of $150.0 million to us in connection with our strategic alliance. We had taxable income for 2006 primarily due to the recognition in 2006 of $146.3 million of the upfront cash payment for income tax purposes. We have reduced our taxable income for 2006 with deductions related to a combination of our net operating losses and tax credits from prior years.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under our strategic alliance with King, and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2007, cash, cash equivalents and marketable securities were $205.1 million.

Net cash provided by operating activities was $2.2 million for the years ended December 31, 2007 compared to net cash used in operating activities of $11.8 million for the year ended December 31, 2006. The change was primarily due to the increase in our net income. In 2007, King completed its review and paid for approximately $10.4 million of our expenses from 2006 related to development of our abuse-resistant drug candidates under our strategic alliance.

Net cash provided by investing activities was $69.1 million in the year ended December 31, 2007 and net cash used was $69.1 million for the year ended December 31, 2006. Investing activities for both years consisted primarily of the purchase and sale of marketable securities. Our investing activities to purchase property, equipment and leasehold improvements used cash of $0.7 million for the year ended December 31, 2007 and $0.1 million for the year ended December 31, 2006. We expect to continue to invest in our infrastructure to support our operations.

Net cash used in financing activities was $1.1 million in the year ended December 31, 2007 compared to net cash provided by financing activities of $1.7 million in the year ended December 31, 2006. The decrease was primarily due to the purchase of treasury stock in 2007. In March, 2007, we announced a stock buyback plan for the repurchase of up to $20 million of our common stock. As of December 31, 2007 we had purchased $3.8 million of our common stock on the open market. The total number of shares to be purchased and the timing of purchases will be based on several factors, including the market price of our common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This stock buyback program expires March 2008 and may be discontinued at any time. Other financing activities for both of these periods consisted primarily of proceeds received from the issuance of our common stock.

We have $49.6 million of total deferred tax assets at December 31, 2007. Realization of these deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it is more likely than not that such deferred tax assets will not be realized. Accordingly, except for $0.5 million of deferred tax assets included in other assets as of December 31, 2007, we offset the deferred tax asset with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or Interpretation 48 liabilities. Our net Interpretation 48 liability at December 31, 2007 does not result in a material contractual obligation.

We currently lease approximately 41,200 square feet of general office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments for our leases are as follows for the years ended December 31, (in thousands):

	2008	2009	2010	2011	2012	Total
Future minimum lease payments	$717	$743	$713	$570	$339	$3,082

We believe that our facilities are adequate and suitable for our current needs.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2007. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $118.1 million at December 31, 2007. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2007 by approximately $0.6 million. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2007, our investments consisted of investments in corporate and government notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2006, Pain Therapeutics, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” As discussed in Notes 8 and 9 to the financial statements, in 2007, Pain Therapeutics, Inc. changed its methods of accounting for uncertainty in income taxes and sabbatical leave in accordance with guidance provided in Statement of Financial Accounting Standards No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” and Emerging Issues Task Force Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 8, 2008

PAIN THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$86,567	$16,386
Marketable securities	118,504	188,014
Other current assets	303	2,714

Total current assets	205,374	207,114
Property and equipment, net	1,607	1,267
Other assets	644	75

Total assets	$207,625	$208,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,624	$985
Accrued development expense	817	5,777
Deferred program fee revenue—current portion	14,348	26,200
Income taxes payable	—	2,779
Other accrued liabilities	1,868	913

Total current liabilities	20,657	36,654

Non-current liabilities
Deferred program fee revenue—non-current portion	82,501	93,887
Other liabilities	553	—

Total liabilities	103,711	130,541
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 44,305,103 and 44,314,003 shares issued and outstanding in 2007 and 2006, respectively	44	44
Additional paid-in-capital	221,415	214,749
Accumulated other comprehensive income (loss)	584	(372)
Accumulated deficit	(118,129)	(136,506)

Total stockholders’ equity	103,914	77,915

Total liabilities and stockholders’ equity	$207,625	$208,456

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years ended December 31,
	2007	2006	2005
Revenue
Collaboration revenue	$42,746	$22,717	$1,368
Program fee revenue	23,238	26,201	3,712
Milestone revenue	—	5,000	—

Total revenue	65,984	53,918	5,080
Operating expenses
Research and development	47,730	46,803	32,938
General and administrative	8,085	7,668	4,859

Total operating expenses	55,815	54,471	37,797

Operating income (loss)	10,169	(553)	(32,717)

Interest and other income, net	10,136	9,668	2,047

Income (loss) before provision for income taxes	20,305	9,115	(30,670)
Provision for income taxes	—	2,927	—

Net income (loss)	$20,305	$6,188	$(30,670)

Net income (loss) per share
Basic	$0.46	$0.14	$(0.70)

Diluted	$0.44	$0.14	$(0.70)

Weighted-average shares used in computing net income (loss) per share
Basic	44,150	44,146	43,795

Diluted	45,676	45,475	43,795

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders’ equity
	Shares	Par value
Balance at December 31, 2004	43,652,116	$44	$205,920	$(544)	$(112,024)	$93,396
Issuance of common stock pursuant to exercise of stock options	148,136	—	159	—	—	159
Issuance of common stock pursuant to exercise of warrants	60,450	—	6	—	—	6
Expenses pursuant to filing registration statements	—	—	(116)	—	—	(116)
Compensation with respect to non-employee option grants	—	—	248	—	—	248
Issuance of common stock related to employee stock purchase plan	75,386	—	272	—	—	272
Net unrealized gains on investment in marketable securities	—	—	—	65	—	65
Net loss	—	—	—	—	(30,670)	(30,670)

Comprehensive loss						(30,605)

Balance at December 31, 2005	43,936,088	44	206,489	(479)	(142,694)	63,360
Issuance of common stock pursuant to exercise of stock options	304,180	—	1,312	—	—	1,312
Issuance of common stock related to employee stock purchase plan	73,735	—	330	—	—	330
Compensation with respect to non-employee option grants	—	—	242	—	—	242
Compensation with respect to employee option grants	—	—	6,228	—	—	6,228
Tax benefits and excess tax benefits from the exercise of options	—	—	148	—	—	148
Net unrealized gains on investment in marketable securities	—	—	—	107	—	107
Net income	—	—	—	—	6,188	6,188

Comprehensive income						6,295

Balance at December 31, 2006	44,314,003	44	214,749	(372)	(136,506)	77,915
Issuance of common stock pursuant to exercise of stock options	400,442	—	2,284	—	—	2,284
Issuance of common stock related to employee stock purchase plan	71,358	—	368	—	—	368
Compensation with respect to non-employee option grants	—	—	437	—	—	437
Compensation with respect to employee option grants	—	—	5,857	—	—	5,857
Accrued sabbatical benefits	—	—	—	—	(415)	(415)
Purchase of stock pursuant to the stock repurchase plan	(480,700)	—	(2,280)	—	(1,513)	(3,793)
Net unrealized gains on investment in marketable securities	—	—	—	956	—	956
Net income	—	—	—	—	20,305	20,305

Comprehensive income						21,261

Balance at December 31, 2007	44,305,103	$44	$221,415	$584	$(118,129)	$103,914

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net income (loss)	$20,305	$6,188	$(30,670)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash stock based compensation	6,294	6,470	248
Depreciation and amortization	356	345	368
Non-cash net interest income	679	(1,858)	(100)
Loss on disposal of property and equipment	—	38	—
Changes in operating assets and liabilities:
Deferred program fee revenue	(23,238)	(26,201)	146,288
Other current assets	2,411	(1,202)	(1,253)
Other assets	(86)	—	—
Accounts payable	2,639	(13)	121
Accrued development expense	(4,960)	1,316	(1,897)
Income taxes payable	(2,779)	2,779	—
Tax benefits from equity-based compensation plans	—	148	—
Excess tax benefits from equity-based compensation plans	—	(62)	—
Other accrued liabilities	610	225	127

Net cash provided by (used in) operating activities	2,231	(11,827)	113,232

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(696)	(94)	(463)
Purchase of marketable securities	(138,394)	(136,119)	(93,591)
Sales of marketable securities	199,681	27,261	74,773
Maturities of marketable securities	8,500	39,810	—

Net cash provided by (used in) investing activities	69,091	(69,142)	(19,281)

Cash flows provided by (used in) financing activities:
Excess tax benefits from equity-based compensation plans	—	62	—
Proceeds from issuance of common stock, net	2,652	1,642	321
Purchase of stock pursuant to the stock repurchase plan	(3,793)	—	—

Net cash provided by (used in) financing activities	(1,141)	1,704	321

Net increase in cash and cash equivalents	70,181	(79,265)	94,272
Cash and cash equivalents at beginning of period	16,386	95,651	1,379

Cash and cash equivalents at end of period	$86,567	$16,386	$95,651

Supplemental cash flow information:
Cash paid for income taxes	$2,800	$—	$—

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Business

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs. We have four drug candidates in clinical programs, including Remoxy, Oxytrex, PTI-202 and a novel radio-labeled monoclonal antibody to treat metastatic melanoma. We are also working on a new treatment for patients with hemophilia.

Although we were profitable in 2006 and 2007 based on payments from King Pharmaceuticals, Inc., or King, and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

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

In November 2005, we and King announced a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. In the fourth quarter of 2007 we determined that the development period should be extended from the third quarter of 2011 based upon recent clinical developments and communications to us from King regarding King’s development plans and forecast expenditures. Deferred program fee revenue represents the amount of the upfront payment that has not been recognized as revenue to date.

Collaboration revenues from reimbursement of development expenses are generally recognized as costs are incurred pursuant to the strategic alliance with King; however, when we have knowledge that King has not completed its review of the collaboration expenses invoiced to them, we defer recognition of such amounts as revenue until their review is complete.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash maintained at two financial institutions and in money market funds. We believe the financial risks associated with these instruments are minimal. We have not experienced material losses from our investments in these securities.

Marketable Securities

Our marketable securities are held as “available-for-sale” pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We classify these investments as current assets and carry them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income (loss). We recognize all realized gains and losses on our available-for-sale securities in income before provision for income taxes. Our marketable securities are maintained at one financial institution and are governed by our investment policy as approved by our Board of Directors.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation

The Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, requires companies to recognize expense in the income statement for the fair value all share-based payments to employees and directors, including grants of employee stock options.

We adopted SFAS 123R on January 1, 2006 using the modified prospective transition method. We record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, stock-based compensation expense recognized in the years ended December 31, 2007 and 2006 includes compensation cost for all outstanding stock-based awards. Prior to January 1, 2006, we used the intrinsic-value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and its interpretations. Accordingly, we did not recognize compensation cost in our financial statements prior to January 1, 2006 for these awards because stock options granted to employees and directors had exercise prices equal to or greater than the fair value of the underlying security at the time the stock option was granted.

In adopting SFAS 123R, companies must choose among alternative valuation models and amortization approaches. After assessing alternative valuation models and amortization approaches, we continue to use the Black-Scholes option valuation model, or Black-Scholes and use the single-option award approach and straight-line attribution method for stock options granted since January 1, 2006. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

Prior to adoption of SFAS 123R, we calculated the value of options granted to employees and directors for disclosure in the footnotes to our financial statements pursuant to Statement of Financial Accounting Standards No. 123, or SFAS 123, using Black-Scholes, the multiple-option award approach and the accelerated attribution method. This approach uses a graded vesting method over the vesting period of each respective stock option, generally four years. The accelerated attribution method results in recognizing as compensation cost more than 50% of the fair value of an option in year one, with the remainder recognized in decreasing amounts from year two to year four. Under the modified prospective transition method of SFAS 123R, we will continue to calculate compensation cost for options granted prior to January 1, 2006 using the multiple-option award approach and accelerated attribution method.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Numerators:
Net income (loss)	$20,305	$6,188	$(30,670)

Denominator
Weighted average shares used to compute basic net income (loss) per share	44,150	44,146	43,795

Effect of dilutive securities:
Dilution from employee stock plans	1,393	1,196	—
Dilution from warrants	133	133	—

Potential dilutive common shares	1,526	1,329	—
Weighted average shares used to compute diluted net income (loss) per share	45,676	45,475	43,795

Net income (loss) per share:
Basic	$0.46	$0.14	$(0.70)

Diluted	$0.44	$0.14	$(0.70)

In 2007 and 2006, 3.2 million and 2.2 million shares were excluded from diluted net income (loss) per share, respectively as the effect would be anti-dilutive. In 2005, we reported a loss and therefore all potential common shares related to potentially dilutive securities have been excluded from the calculation of diluted loss per share because they are anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized holding gains and losses on available-for-sale securities as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net income (loss)	$20,305	$6,188	$(30,670)
Other comprehensive income	956	107	65

Comprehensive income (loss)	$21,261	$6,295	$(30,605)

Income Taxes

We make estimates and judgments in determining our provision for income taxes. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.5 million of deferred tax assets included in other assets as of December 31, 2007, we offset the net deferred tax assets with a valuation allowance. The non-current tax liability in other liabilities of $0.6 million recorded at December 31, 2007 provides a source of future taxable income against which the non-current deferred tax asset of $0.5 million was recognized without offset by a valuation allowance. We may in the future determine that

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for our fiscal year beginning January 1, 2008. We are currently evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our results of operations and financial condition, but do not expect it to have a material impact.

3. Collaboration Agreements

King Pharmaceuticals, Inc.

In November 2005, we and King announced a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in December 2005, of which $23.2 million, $26.2 million and $3.7 million were recorded as program fee revenue for the year ended December 31, 2007 and 2006 and 2005, respectively. The strategic alliance provides for us to receive from King up to $150.0 million in milestone payments in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers, of which we received $5.0 million in milestone revenue in the year ended December 31, 2006. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement, of which $42.7 million, $22.7 million and $1.4 million was recorded as collaboration revenue for the year ended December 31, 2007, 2006 and 2005, respectively. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

the achievement of certain technical, clinical or regulatory milestones. Durect will supply us with certain components of Remoxy and other abuse-resistant opioid painkillers on a cost-plus basis. We also are responsible to pay Durect royalties on any related drug sales. King is obligated to reimburse us for costs we incur under the agreement with Durect, including royalties.

4. Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Accrued Interest	Unrealized Gains	Unrealized Losses on Marketable Securities	Estimated Fair Value
December 31, 2007
Cash and cash equivalents:
Money market securities	$86,344	$224	$—	$(1)	$86,567

	86,344	224	—	(1)	86,567

Marketable securities available-for-sale:
U.S. government and agency obligations	20,836	350	133	—	21,319
Corporate obligations	47,760	749	294	(12)	48,791
Asset-backed securities	48,068	156	170	—	48,394

	116,664	1,255	597	(12)	118,504

	$203,008	$1,479	$597	$(13)	$205,071

December 31, 2006
Cash and cash equivalents:
Money market securities	$16,350	$34	$2	$—	$16,386

	16,350	34	2	—	16,386

Marketable securities available-for-sale:
U.S. government and agency obligations	54,563	554	13	(90)	55,040
Corporate obligations	71,213	932	2	(295)	71,852
Mortgage/asset-backed securities	60,960	166	82	(86)	61,122

	186,736	1,652	97	(471)	188,014

	$203,086	$1,686	$99	$(471)	$204,400

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

The gross realized losses and gains on the sale of available-for-sale securities during the years ended December 31, 2007, 2006 and 2005 were not material.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The contractual maturities of our marketable securities at December 31, 2007, consisted of the following (in thousands):

Less than one year	$72,175
Greater than one year and less than 2 years	46,329

$118,504

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Furniture and fixtures	$1,182	$1,145
Computers and software	94	94
Leasehold improvement	2,546	1,887

	3,822	3,126
Accumulated depreciation and amortization	(2,215)	(1,859)

	$1,607	$1,267

Depreciation expense was $356,000, $345,000 and $368,000 in 2007, 2006 and 2005, respectively.

6. Stockholders’ Equity and Stock-Based Compensation

Common Stock

In 2005, we filed with the Securities and Exchange Commission a registration statement, using a shelf registration process, under which we may offer to sell any combination of securities described in the registration statement in one or more offerings, up to a total dollar amount of $150.0 million. We have not sold any securities under this registration statement.

We also have reserved 7,000,000 shares of common stock to be offered via prospectus in amounts, at prices and at terms determined at the time of an offering and that may be sold directly by us to investors, through agents designated from time to time, or to or through underwriters or dealers, pursuant to a registration statement, under a shelf registration process.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We recognized $6.3 million and $6.5 million in stock compensation expense for the years ended December 31, 2007 and 2006, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of December 31, 2007 of $15.0 million over the weighted average remaining recognition period of 2.68 years.

We did not retroactively apply SFAS 123R to periods prior to January 1, 2006. If we had recorded compensation expense for our stock-based plans in a manner consistent with the fair value approach of SFAS 123R, our net loss and net loss per share for the year ended December 31, 2005 would have been as follows (in thousands, except per share data):

Year ended December 31, 2005
Net loss, as reported	$(30,670)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards	(7,772)

Adjusted net loss	$(38,442)

Net loss per common share basic and diluted, as reported	$(0.70)

Adjusted net loss per common share basic and diluted	$(0.88)

1998 Stock Plan

Under the 1998 Stock Plan, our employees, directors and consultants may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees. Through December 31, 2007 a total of 14,600,000 shares of common stock were authorized for issuance under the 1998 Stock Plan. The 1998 Stock Plan was established with a 10-year duration and terminates in 2008.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following summarizes stock option activity for the years ended December 31, 2007, 2006 and 2005:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding as of December 31, 2004	5,334,734	$6.94
Granted	1,880,300	$5.75
Excercised	(148,136)	$1.08
Forfeited	(73,406)	$7.90

Options outstanding as of December 31, 2005	6,993,492	$6.74
Granted	1,617,200	$8.35
Excercised	(304,180)	$4.31
Forfeited	(93,527)	$8.56

Options outstanding as of December 31, 2006	8,212,985	$7.12
Granted	2,263,400	$9.01
Excercised	(400,442)	$5.70
Forfeited	(78,197)	$8.06

Options outstanding as of Decmber 31, 2007	9,997,746	$7.60	6.93	$30.9

Vested and expected to vest at December 31, 2007	9,552,465	$7.57	6.84	$29.8

Exercisable at December 31, 2007	6,025,749	$7.17	5.68	$21.5

The pre-tax intrinsic value of options exercised in 2007 was $2.0 million (calculated by multiplying the difference between our closing stock price on the last trading day of 2007 and the exercise price of the options exercised by the number of shares purchased). Shares reserved for issuance and available for grant under the 1998 Stock Plan were 1,488,436 as of December 31, 2007.

The following summarizes information about stock options outstanding at December 31, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of vested options	Weighted average exercise price

$0.10—$ 6.25	1,776,338	6.62	$4.90	1,287,056	$4.75
6.31— 7.03	1,697,317	4.58	6.80	1,598,000	6.81
7.05— 7.78	2,054,067	6.2	7.47	1,733,679	7.46
8.00— 8.35	2,667,824	8.69	8.26	727,118	8.25
8.44— 10.53	1,647,200	8.11	9.60	524,896	9.10
10.53— 18.63	155,000	2.84	16.30	155,000	16.30

$0.10—$18.63	9,997,746	6.93	$7.60	6,025,749	$7.17

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Determining the Fair Value of Options

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees and directors during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Volatility	60% to 67%	68% to 74%	78% to 86%
Risk-free interest rates	4% to 5%	5%	4%
Expected life of option	5 years	5 years	5 years
Dividend yield	—	—	—

Our volatility assumption is based on reviews of the historical volatility of our common stock. Our risk-free interest rate assumption is based on yields of US treasury notes in effect at the date of grant. Our expected life of options granted assumption is based on actual historical option exercises. Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $5.16 for the years ended December 31, 2007 and 2006 and $4.47 per share for the years ended December 31, 2005. In 2006 and 2007 we used an expected forfeiture rate of 5%. Our estimated expected forfeiture rate is based on historical cancellations of options.

We estimate the fair value of stock options granted to non-employees using forward-looking assumptions similar to those used for stock options granted to employees and directors and appropriate for the terms underlying the stock options granted to non-employees. We re-measure the compensation expense for options granted to non-employees over the related vesting period. The expense related to stock options granted to non-employees was approximately $0.4 million, $0.2 million, and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, or the Purchase Plan, eligible employees may purchase common stock through payroll deductions of up to 15% of the employee’s compensation. The purchase price of the stock is generally 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan. Shares reserved for issuance under the Purchase Plan may be automatically increased each year by the amount equal to the lesser of (i) 500,000 shares, (ii) 1% of the initially outstanding shares of common stock on such date, or (iii) an amount determined by our Board of Directors. We have issued 421,603 shares of common stock pursuant to the Purchase Plan through December 31, 2007, leaving 328,397 shares reserved for issuance.

The weighted-average fair value of purchase rights granted was $6.62, $2.15, and $2.14 in 2007, 2006 and 2005, respectively, calculated using Black-Scholes with an expected life of 1 year in 2007, 1 year in 2006 and 2005 with no dividend yield. We assumed volatility was 34% in 2007, 55% in 2006, and 41% to 46% in 2005. We used risk free interest rates of 5% in 2007, 5% in 2006, and 3% to 4% in 2005. The expense related to the Employee Stock Purchase Plan was $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

In March 2007, we announced a plan to repurchase up to $20.0 million of our common stock. As of December 31, 2007 we had repurchased 0.5 million shares of common stock at a cost of $3.8 million on the open market. The total number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This plan expires in March 2008 and may be discontinued at any time.

We use the par value method of accounting for our stock repurchases. The excess of the cost of the shares acquired over the par value is allocated to additional paid-in capital based on the weighted average sales price per issued share with the remainder charged to accumulated deficit. As a result, we decreased additional paid-in capital by $2.3 million and increased accumulated deficit by $1.5 million in the year ended December 31, 2007.

Warrants

As of December 31, 2007, we have outstanding exercisable warrants to purchase 150,000 shares of common stock at $1.00 per share. These warrants were issued in connection with corporate activities. The value of these warrants was immaterial. These warrants expire in 2010.

2008 Equity Incentive Plan

In December 2007, our Board of Directors approved the 2008 Equity Incentive Plan, or 2008 Equity Plan, to replace the 1998 Stock Plan when it expires in 2008. The 2008 Equity Plan is subject to stockholder approval. The terms and conditions of the 2008 Equity Plan are substantially equivalent to the 1998 Stock Plan, except that the 2008 Equity Plan does not include a provision for adding equity to that plan without stockholder approval.

7. Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2007, we have not made any matching contributions.

8. Accounting for Sabbatical Leave

On June 28, 2006, FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences,” or EITF 06-2. EITF 06-2 states that if all the other conditions of paragraph 6 of Statement No. 43 are met, compensation costs for certain sabbatical arrangements should be accrued over the requisite service period as they do accumulate. Paragraph 6 of Statement No. 43 states that a liability should be accrued for employees’ compensation for future absences if all the following are met:

(a) the employer’s obligation is attributable to employees’ services already rendered;

(b) the obligation relates to rights that vest or accumulate;

(c) payment of the compensation is probable; and

(d) the amount can be reasonably estimated.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

On January 1, 2007 we adopted EITF 06-2 and recorded a one-time charge of $0.4 million as a cumulative effect of a change in accounting principle to accumulated deficit. The expense for sabbatical leave was immaterial for the year ended December 31, 2007.

9. Income Taxes

We have not provided for income taxes for 2007. In 2005, King made an upfront cash payment of $150.0 million to us in connection with our strategic alliance. We recognized as revenue for tax purposes $3.7 million and $146.3 million of the upfront cash payment in 2005 and 2006, respectively. We had taxable income for 2006 primarily due to the recognition in 2006 of the $146.3 million of the upfront cash payment. We reduced our taxable income for 2006 with deductions related to a combination of our net operating losses and tax credits from prior years. While we continued to recognize program fee revenue in our income statement for 2007 for the recognition of the upfront cash payment, this program fee revenue is excluded from our taxable income for 2007. This exclusion combined with other differences between our income before income taxes and our taxable income results in no taxable income for 2007 and no related provision for income taxes for 2007. All of our net income (loss) is domestic.

Uncertainty in Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or Interpretation 48, on January 1, 2007. As a result of the implementation of Interpretation 48, we adjusted the balance sheet as of January 1, 2007 by recording a non-current liability of $0.8 million and a non-current deferred tax asset of $0.7 million. The non-current liability provides a source of future taxable income against which the non-current deferred tax asset of $0.7 million was recognized without offset by a valuation allowance.

As of the adoption date, we had unrecognized tax benefits of approximately $3.5 million related primarily to tax credits. A reconciliation of the unrecognized tax benefits recorded for 2007 follows (in thousands):

Balance at January 1, 2007	$3,500
Additions based on tax positions related to the current year	300
Additions (reductions) for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Lapse of applicable statue of limitations	—

Balance at December 31, 2007	$3,800

The total amount of unrecognized tax benefit that, if recognized, would benefit our effective tax rate, is $67 thousand. Because of net operating loss and research credit carryforwards, substantially all of our tax years, from 1998 through 2007, remain open to U.S. federal and California state tax examinations.

We classify interest and penalties recognized pursuant to Interpretation 48 as interest expense. There were no interest or penalties related to unrecognized tax benefits accrued at December 31, 2006. Interest expense and penalties related to unrecognized tax benefits were immaterial for the year ended December 31, 2007.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Provision for income taxes in 2006

Our provision for income taxes for 2006 was $2.9 million, of which $2.7 million was for federal taxes and $0.2 million was for state taxes. We do not have any deferred components in our provision for income taxes. A reconciliation between our provision for income taxes and the amount computed by multiplying income before provision for income tax by the U.S. statutory tax rate for 2006 follows (in thousands):

December 31, 2006
Tax at U.S. statutory tax rate of 35%	$3,190
State taxes	188
Research credits	(481)
Equity-based compensation	699
Change in valuation allowance	(679)
Other	10

Provision for income taxes	$2,927

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$900	$—	$51,300
Deferred license fee revenue	39,400	48,800	—
Research & development credits	3,700	3,100	7,200
Stock-related compensation	4,000	2,500	800
Other	1,600	2,900	2,400

Total deferred tax assets	49,600	57,300	61,700
Valuation allowance	(49,100)	(57,300)	(61,700)

Net deferred tax assets	$500	$—	$—

Except for deferred tax assets recognized pursuant to Interpretation 48, realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. We have concluded that it is more likely than not that these deferred tax assets will not be realized. Accordingly, these deferred tax assets have been offset by a valuation allowance. We will continue to assess the realizability of deferred tax assets based on actual and forecasted operating results. The net operating loss carryforwards from 2007 expire in 2027. Approximately $0.2 million of the valuation allowance at December 31, 2007 and 2006 relates to the tax benefits associated with excess tax deductions resulting from stock option transactions. This amount will be credited to additional paid-in capital when realized in a reduction to income taxes payable. The valuation allowance decreased by $8.2 million in 2007, decreased by $4.4 million in 2006 and increased by $11.8 million during 2005.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, we had federal research and development tax credits of approximately $6.6 million, which expire in the years 2018 through 2026 and state research and development tax credits of approximately $0.6 million.

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

We currently lease approximately 41,200 square feet of office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments for our leases are as follows for the years ended December 31, (in thousands):

	2008	2009	2010	2011	2012	Total
Future minimum lease payments	$717	$743	$713	$570	$339	$3,082

Rent expense was $501,000, $178,000, and $178,000 for the years ended December 31, 2007, 2006, and 2005 respectively.

11. Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2007
Total revenue	$22,054	$14,065	$15,810	$14,055
Net income	$12,636	$3,365	$3,173	$1,131
Basic income per share	$0.28	$0.08	$0.07	$0.03
Diluted income per share	$0.28	$0.07	$0.07	$0.02
2006
Total revenue	$15,326	$13,746	$18,510	$6,336
Net income (loss)	$877	$1,367	$9,656	$(5,712)
Basic income (loss) per share	$0.02	$0.03	$0.22	$(0.13)
Diluted income (loss) per share	$0.02	$0.03	$0.21	$(0.13)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2007. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pain Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pain Therapeutics, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Pain Therapeutics, Inc. and our report dated February 8, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 8, 2008

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2007.

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

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Security Ownership of Certain Beneficial Owners and Management.” The table required by this Item regarding equity compensation plans in incorporated by reference from Item 5 above.

On March 29, 2007, we announced a plan to repurchase up to $20.0 million of our common stock. The total number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We purchased 480,700 shares at an average paid price per share $7.89 pursuant to the repurchase plan in 2007, although we did not purchase any shares pursuant to the repurchase plan in the three months ended December 31, 2007. Approximately $16.2 million of common stock may yet be purchased under the plan. We intend to hold repurchased shares in treasury. This plan expires in March 2008 and may be discontinued at any time.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements (included in Part II of this report):

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.

10.2(4)	1998 Stock Plan and form of agreements thereunder.

10.3(4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.4(5)	Employment Agreement dated August 29, 2000, between Registrant and Grant L. Schoenhard, Ph.D.

10.5(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, M.D., Ph.D.

10.6(4)	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

10.7(6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.

10.8(7)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.9(7)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.10(7)	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

Exhibit Number	Description of Document

10.11(7)	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.12(8)	Sublease Agreement, dated as of July 17, 2007, between Registrant and Oracle USA, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 63).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from Exhibit 10.1 to our report on Form 10-Q for the period ending September 30, 2000.
(7)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(8)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2007.

(b)	Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

(c)	Financial Statement Schedules

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

Dated: February 12, 2008

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

Signature	Title	Date

/S/ REMI BARBIER Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 12, 2008

/S/ PETER S. RODDY Peter S. Roddy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2008

/S/ NADAV FRIEDMANN, PH.D., M.D. Nadav Friedmann, Ph.D., M.D.	Chief Operating and Medical Officer and Director	February 12, 2008

/S/ PATRICK SCANNON, M.D., PH.D. Patrick Scannon, M.D., Ph.D.	Director	February 12, 2008

/S/ ROBERT Z. GUSSIN, PH.D. Robert Z. Gussin, Ph.D.	Director	February 12, 2008

/S/ MICHAEL J. O’DONNELL, ESQ. Michael J. O’Donnell, Esq.	Director and Secretary	February 12, 2008

/S/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	February 12, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(2)	Specimen Common Stock Certificate.
4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.
10.2(4)	1998 Stock Plan and form of agreements thereunder.
10.3(4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.
10.4(5)	Employment Agreement dated August 29, 2000, between Registrant and Grant L. Schoenhard, Ph.D.
10.5(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, M.D., Ph.D.
10.6(4)	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.
10.7(6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.
10.8(7)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.9(7)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.10(7)	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.11(7)	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.12(8)	Sublease Agreement, dated as of July 17, 2007, between Registrant and oracle USA, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 63).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from Exhibit 10.1 to our report on Form 10-Q for the period ending September 30, 2000.
(7)	Incorporated by reference from exhibits to our report on Form-K for the period ending December 31, 2005.
(8)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2007.