Form 10-Q
period 2008-03-31
PAIN THERAPEUTICS INC
filed 2008-05-07
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29959

Pain Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1911336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2211 Bridgepointe Parkway

Suite 500

San Mateo, CA 94404

(650) 624-8200

(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and small reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒

Non-accelerated filer  ☐            Smaller reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	41,861,477
Shares Outstanding at April 16, 2008

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2008	December 31, 2007(1)
ASSETS
Current assets
Cash and cash equivalents	$130,807	$86,567
Marketable securities	59,245	118,504
Other current assets	311	303

Total current assets	190,363	205,374
Property and equipment, net	1,490	1,607
Other assets	644	644

Total assets	$192,497	$207,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,962	$3,624
Accrued development expense	973	817
Deferred program fee revenue - current portion	14,348	14,348
Other accrued liabilities	2,423	1,868

Total current liabilities	20,706	20,657
Non-current liabilities
Deferred program fee revenue - non-current portion	78,915	82,501
Other liabilities	553	553

Total liabilities	100,174	103,711

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	42	44
Additional paid-in-capital	214,238	221,415
Accumulated other comprehensive income	905	584
Accumulated deficit	(122,862)	(118,129)

Total stockholders’ equity	92,323	103,914

Total liabilities and stockholders’ equity	$192,497	$207,625

(1)	Derived from the Company’s audited financial statements as of December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue
Collaboration revenue	$11,052	$15,504
Program fee revenue	3,587	6,550

Total revenue	14,639	22,054
Operating expenses
Research and development	12,484	9,860
General and administrative	1,819	1,838

Total operating expenses	14,303	11,698

Operating income	336	10,356
Interest income	2,234	2,280

Net income	$2,570	$12,636

Net income per share
Basic	$0.06	$0.28

Diluted	$0.06	$0.28

Weighted-average shares used in computing net income per share
Basic	43,848	44,341

Diluted	45,388	45,591

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net income	$2,570	$12,636
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock based compensation	1,526	1,218
Depreciation and amortization	117	92
Non-cash net interest income	942	950
Changes in operating assets and liabilities:
Deferred program fee revenue	(3,586)	(6,550)
Other current assets	(8)	38
Accounts payable	(662)	(145)
Accrued development expense	156	(1,715)
Collaboration revenue receivable	—	2,382
Income taxes payable	—	(2,712)
Other accrued liabilities	555	593

Net cash provided by operating activities	1,610	6,787

Cash flows provided by investing activities:
Purchase of property and equipment	—	(48)
Purchase of marketable securities	—	(42,730)
Sales of marketable securities	37,766	79,625
Maturities of marketable securities	20,872	2,500

Net cash provided by investing activities	58,638	39,347

Cash flows used in financing activities:
Proceeds from issuance of common stock, net	765	143
Purchase of stock pursuant to the stock repurchase plan	(16,773)	(847)

Net cash used in financing activities	(16,008)	(704)

Net increase in cash and cash equivalents	44,240	45,430
Cash and cash equivalents at beginning of period	86,567	16,386

Cash and cash equivalents at end of period	$130,807	$61,816

Supplemental cash flow information:
Cash paid for income taxes	$—	$2,800

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

Although we were profitable in 2006, 2007 and the three months ended March 31, 2008 based on payments from King Pharmaceuticals, Inc., or King, and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008.

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

Note 2. Significant Accounting Policies

Marketable Securities - Fair Value Measurements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosure about such fair value measurements. We adopted SFAS 157 on January 1, 2008, as required. The adoption of SFAS 157 did not have an impact on our results of operations or financial position.

We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market. We consider these inputs to be Level 2 within the fair value hierarchy defined by SFAS 157. We use the bid price to establish fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”. Under SFAS 159, an entity may elect to use fair value to measure eligible items. The Company adopted SFAS No. 159 on January 1. 2008, as required. The adoption of SFAS 159 did not have an impact on our results of operations or financial condition.

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

The numerators and denominators in the calculation of basic and diluted net income per share were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Numerator
Net income	$2,570	$12,636
Denominator
Weighted average shares used to compute basic net income per share	43,848	44,341
Effect of dilutive securities:
Dilution from employee stock plans	1,407	1,118
Dilution from warrants	133	132

Potential dilutive common shares	1,540	1,250
Weighted average shares used to compute diluted net income per share	45,388	45,591

Net income per share:
Basic	$0.06	$0.28

Diluted	$0.06	$0.28

Options to purchase 4.2 million and 2.8 million common shares were excluded from the denominator in the calculation of earnings per share for the three months ended March 31, 2008 and 2007, respectively, as the option exercise price was greater than the average market price per share and the effect would be anti-dilutive.

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

Income Taxes

We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.5 million of deferred tax assets recognized on our balance sheet and included in other assets as of March 31, 2008, we fully offset the net deferred tax assets with a valuation allowance. The non-current tax liability of $0.6 million recorded at March 31, 2008 provides a source of future taxable income against which the non-current deferred tax asset of $0.5 million was recognized without offset by a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest and penalties recognized pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as interest expense.

Note 3. Comprehensive Income

Comprehensive income is the sum of net income and other comprehensive income, as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$2,570	$12,636
Other comprehensive income	321	475

	$2,891	$13,111

Other comprehensive income consists of net unrealized holding gains and losses on available-for-sale securities.

Note 4. Stock-Based Compensation

We recognize expense in the statement of operations for the fair value of all share-based payments to employees and directors, including grants of employee stock options, pursuant to SFAS Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. We use the Black-Scholes option valuation model and use the single-option award approach and straight-line attribution method for stock options granted. Our non-cash equity related expense is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development	$980	$684
General and administrative	546	534

	$1,526	$1,218

Note 5. Income Taxes

We have not provided for income taxes for the three months ended March 31, 2008 because we do not expect to have taxable income for the full year 2008. Our income in 2008 includes program fee revenue. For tax purposes, we recognized all of the related program fee revenue in 2006, which is the primary reason for our expectations of no taxable income for 2008. Interest expense and penalties related to unrecognized tax benefits were immaterial for the three months ended March 31, 2007 and 2008.

We are uncertain about the timing and amount of future earnings. We anticipate increasing our unrecognized tax benefits during 2008 related to net operating losses for tax purposes and certain tax credits. While the increase cannot be estimated at this time, such increase in unrecognized tax benefits would be entirely offset by a change in the valuation allowance and therefore would not have a material effect on our financial statements.

Note 6. Stock Repurchase Program

We have approved a plan to repurchase up to $30.0 million of our common stock. As of March 31, 2008 we had repurchased 2.5 million shares of common stock on the open market at a cost of $20.6 million. The total number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. We issued 123,734 shares of common stock pursuant to the exercise of stock options during the three months ended March 31, 2008. This plan expires in March 2009 and may be discontinued at any time.

We use the par value method of accounting for our stock repurchases. The excess of the cost of the shares acquired over the par value is allocated to additional paid-in capital based on the weighted average sales price per issued share with the remainder charged to accumulated deficit. As a result, we decreased additional paid-in capital by $9.4 million and increased accumulated deficit by $7.3 million in the three month period ended March 31, 2008.

Note 7. Commitments

We lease general office space. Our leases expire in 2010 and 2012. Under the terms of these leases, remaining annual minimum lease payments are as follows as of December 31, 2007 (in thousands):

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

•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that results of clinical trials may not indicate that our drug candidates are safe and effective);

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

Although we were profitable in 2006, 2007 and the first three months of 2008 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through March 31, 2008, we have recorded an accumulated deficit of approximately $122.9 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical studies and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees, directors and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended March 31,
	2008	2007
Compensation	$3,047	$2,457
Contractor Fees(1)	6,945	5,487
Supplies(2)	1,336	1,271
Other Common Costs(3)	1,156	645

	$12,484	$9,860

(1)	Contractor Fees generally include expenses for preclinical studies and clinical trials.

(2)	Supplies generally include costs for formulation and manufacturing activities.

(3)	Other Common Costs generally includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates may also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other potential drug candidates that may arise out of our collaboration with King since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody drug candidate to treat metastatic melanoma. Research and development expenses related to this technology include approximately $0.7 million and $0.4 million in the three months ended March 31, 2008 and 2007, respectively, primarily in contractor fees and compensation. Research and development expenses related to hemophilia and other product candidates include approximately $1.1 million and $0.1 million in the three months ended March 31, 2008 and 2007, respectively, primarily in contractor fees and compensation.

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

•

Stock-based compensation. We recognize expense in the statement of operations for the fair value of all share-based payments to employees and directors, including grants of employee stock options, pursuant to Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R. We use the Black-Scholes option valuation model, and use the single-option award approach and straight-line attribution method. We estimate forfeitures when recognizing expense under SFAS 123R and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, we have estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for awards granted subsequent to the date of adoption.

•

Revenue recognition and deferred program fee revenue. In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. Of those drug candidates, Remoxy is in Phase III clinical trials, PTI-202 is in the early-stages of clinical development and two potential drug candidates are at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through September 2014. Collaboration revenues from reimbursement of development expenses, which are invoiced in arrears, are recognized when costs are incurred pursuant to the strategic alliance with King, unless we know that King has not completed their review of our submitted invoices. Although we only invoice King for development expenses incurred by us that we believe qualify for reimbursement under our collaborative agreement, King may not ultimately agree with our determination of what constitutes a qualifying development expense. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred.

•

Income Taxes. We have not provided for income taxes for the three months ended March 31, 2008 because we do not expect to have taxable income for the full year 2008. We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.5 million of deferred tax assets recognized on our balance sheet as of March 31, 2008, we fully offset the net deferred tax assets with a valuation allowance. The non-current tax liability of $0.6 million recorded at March 31, 2008 provides a source of future taxable income against which the non-current deferred tax asset of $0.5 million was recognized without offset by a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Three months ended March 31, 2008 and 2007

Revenue – Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from this upfront fee decreased to $3.6 million from $6.6 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in program fee revenue is due to the extension in the fourth quarter of 2007 of the development period over which we recognize the program fee revenue. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014.

Revenue - Collaboration revenue

Collaboration revenues decreased to $11.1 million from $15.5 million in the three months ended March 31, 2008 and 2007, respectively. Collaboration revenues resulted from reimbursement of our development expenses incurred pursuant to the King strategic alliance. The decrease was primarily due to the receipt of $5.7 million in 2007 that was subject to completion of King’s review at December 31, 2006. King reviewed and paid, and we recognized collaboration revenue for these expenses in 2007. We incurred expenses of approximately $2.2 million through March 31, 2008 for which we expect King to complete their review and reimburse us in the second calendar quarter of 2008.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development activities and the timing of completion of King’s review of our expenses related to such collaboration.

Research and Development Expenses

Research and development expenses consist primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expenses increased to $12.5 million from $9.9 million in the three months ended March 31, 2008 and 2007, respectively. This increase was primarily due to the timing of development activities for our abuse-resistant drug candidates. Research and development expenses included non-cash stock related compensation costs of $1.0 and $0.7 million in the three months ended March 31, 2008 and 2007, respectively.

We expect research and development expenses to increase over the next several years as we expand our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials. King is obligated to reimburse development expenses for Remoxy and other abuse resistant drug candidates pursuant to our collaboration with King. We expect to continue development efforts on these and our other drug candidates. The increase in research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses were $1.8 million for the three months ended March 31, 2008 and 2007. General and administrative expenses included non-cash stock related compensation costs of $0.5 million for the three months ended March 31, 2008 and 2007.

We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our drug candidates. This increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and studies.

Interest Income

Interest income decreased to $2.2 million from $2.3 million for the three months ended March 31, 2008 and 2007, respectively. The $0.1 million decrease in interest income is primarily due to lower prevailing interest rates as well as lower average cash balances in investments in marketable securities. We expect our interest income to decrease during the remainder of 2008 as we use cash to fund our operations and for our stock buyback plan.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. Additionally, in December 2005, we received a $150.0 million program fee under our strategic alliance with King and we earned interest income from investment of our cash resources. We intend to continue to use our cash resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes, including our stock buyback plan. As of March 31, 2008, cash, cash equivalents and marketable securities were $190.1 million.

Net cash provided by operating activities decreased to $1.6 million from $6.8 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in net cash provided by operating activities was primarily due to reduced net income and the timing of payments received from King for reimbursement of expenses under our collaboration agreement with King.

Our investing activities to purchase property and equipment were immaterial for the three months ended March 31, 2008 and 2007. Cash provided by other investing activities of $58.6 million for the three months ended March 31, 2008 consisted of sales and maturities of marketable securities. Cash provided by other investing activities of $39.3 million for the three months ended March 31, 2007 consisted of net purchases, maturities and sales of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Net cash used in financing activities was $16.0 million and $0.7 million in the three months ended March 31, 2008 and 2007, respectively. We have approved a plan to repurchase up to $30.0 million of our common stock. As of March 31, 2008 we had repurchased 2.5 million shares of common stock on the open market at a cost of $20.6 million. The total number of shares to be repurchased and the timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This stock buyback program expires in March 2009 and may be discontinued at any time.

We lease approximately 41,200 square feet of general office space. Our leases expire in 2010 and 2012. Under the terms of these leases, remaining annual minimum lease payments are as follows as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Total
Future minimum lease payments	$717	$743	$713	$570	$339	$3,082

We have license agreements that require us to make payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2008. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. Under the King collaboration, King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $122.9 million. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2008 by approximately $0.2 million. To minimize this risk, we maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of March 31, 2008, our investments consisted of investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market. We consider these data to be Level 2 within the fair value hierarchy defined by SFAS 157. We use the bid price to establish fair value.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

In December 2007, we and King announced positive results of a Phase III trial of Remoxy in patients with chronic pain. The study met the primary end point that was prospectively defined by the FDA during a special protocol assessment, or SPA, process. Under this process, a sponsor may seek the FDA’s agreement on the design and analysis of a clinical trial intended to form the primary basis of an efficacy claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins except in limited circumstances, such as the FDA determining that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the trial had begun. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the basis for approval with respect to effectiveness. Under our SPA, and because of the positive results of our Phase III trial of Remoxy, we expect to use the Remoxy Phase III data as part of a basis of approval with respect to efficacy. While we received the SPA for this Phase III clinical trial assessing Remoxy, there can be no assurance that we will ultimately receive approval for this drug candidate. Furthermore, there can be no assurance that other events will not occur that would allow the FDA to disregard our SPA.

PTI-202 and our drug candidate to treat metastatic melanoma are in Phase I clinical programs. Results from our Phase I clinical programs may not support moving a drug candidate to Phase II or Phase III clinical trials. Oxytrex is in a Phase III clinical program. Our Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. Even if the results of our Phase III clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before we can submit an NDA or obtain FDA approval for any of our drug candidates.

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

Our clinical trials with Remoxy and Oxytrex measure clinical symptoms, such as pain and physical dependence. These symptoms are not biologically measurable. The success of Remoxy, Oxytrex and our other abuse resistant drug candidates in clinical trials depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

We have no history of developing metastatic melanoma or hemophilia drug candidates. We do not know whether any of our planned clinical trials in metastatic melanoma or hemophilia will result in marketable drugs.

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

Regulatory authorities may revise previous guidance or decide to ignore previous guidance at any time during the course of our clinical activities or after the completion of our clinical trials. Even with successful clinical safety and efficacy data, including such data from a clinical trial conducted pursuant to an SPA, we may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

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

The U.S. Drug Enforcement Administration, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients in our current drug candidates, such as oxycodone, are listed by the DEA as Schedule II under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of oversight and regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used in our clinical trials, and, in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand.

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

Our strategy to focus on drug development requires us to enter into collaborative agreements with third parties, such as our strategic alliance with King. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations or disputes concerning the scope of collaboration activities. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect the success of our drug candidates, including:

•	the development of parallel products by our collaborators or by a competitor;

•	arrangements with collaborative partners that limit or preclude us from developing certain products or technologies;

•	premature termination of a collaborative agreement; or

•	failure by a collaborative partner to devote sufficient resources to the development of or legal defense of our potential products.

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

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, health maintenance organizations and managed care organizations, are challenging the prices charged for medical products and services and/or are seeking pharmacoeconomic data to justify formulary acceptance and reimbursement practices. We currently have not generated pharmacoeconomic data on any of our drug candidates. Government and other healthcare payers increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has or has not granted labeling approval. Adequate third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our products, market acceptance of our drug candidates could be limited.

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

We and our collaborators have filed patent applications with the U.S. Patent and Trademark Office to further protect our technologies. If these patent applications do not result in issued patents, the duration or scope of our patent rights may be limited and our future revenues could be lower as a result.

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

We expanded our research and development activities to include development of potential drug candidates for indications other than pain, and we may not be able to successfully develop or commercialize these potential new drug candidates.

We have expanded our research and development activities to include development of potential drug candidates for indications other than pain, such as metastatic melanoma and hemophilia. We initiated a Phase I clinical trial of our drug candidate in metastatic melanoma in 2007. We have no history of developing metastatic melanoma or hemophilia drug candidates or manufacturing radiopharmaceuticals. We do not know whether any of our planned clinical trials in metastatic melanoma or hemophilia will result in marketable products. We do not anticipate that any additional drug candidates will reach the market for at least several years, if at all.

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

Although we were profitable in 2006, 2007 and the three months ended March 31, 2008 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $122.9 million as of March 31, 2008. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in our efforts to seek regulatory approval for Remoxy, and in preclinical studies and clinical trials for our other drug candidates;

•	the success of our collaboration agreements;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;

•	litigation or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

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

We have approved a stock repurchase program under which we can purchase up to $30.0 million of our common stock on the open market. As of March 31, 2008, we have $9.4 million available under this repurchase program. We are not obliged to purchase any additional stock pursuant to the stock repurchase program. The existence of such a program may contribute to the volatility of the price of our common stock and could contribute to a sudden decline in value.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period		Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value that may yet be purchased under the plan, in millions
Month 1	January 1 to January 31, 2008	100,000	$8.86	100,000	$15.3
Month 2	February 1 to February 29, 2008	472,660	$8.91	472,660	$11.1
Month 3	March 1, to March 31, 2008	1,417,900	$8.23	1,417,900	$9.4

Total		1,990,560	$8.43	1,990,560	$9.4

(1)	We have approved a plan to repurchase up to $30.0 million of our common stock. The total number of shares to be purchased and the timing of purchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. We intend to hold repurchased shares in treasury. This plan expires in March 2009 and may be discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3 (4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.

(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.

(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.

(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.

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

Date: May 7, 2008

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