Form 10-Q
period 2008-06-30
PAIN THERAPEUTICS INC
filed 2008-07-30
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	41,340,100 Shares Outstanding at July 17, 2008

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2008	December 31, 2007(1)
ASSETS
Current assets
Cash and cash equivalents	$125,425	$86,567
Marketable securities	51,648	118,504
Other current assets	32	303

Total current assets	177,105	205,374
Property and equipment, net	1,373	1,607
Other assets	644	644

Total assets	$179,122	$207,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,206	$3,624
Accrued development expense	822	817
Deferred program fee revenue - current portion	14,348	14,348
Other accrued liabilities	1,478	1,868

Total current liabilities	19,854	20,657
Non-current liabilities
Deferred program fee revenue - non-current portion	75,328	82,501
Other liabilities	553	553

Total liabilities	95,735	103,711

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	41	44
Additional paid-in-capital	210,785	221,415
Accumulated other comprehensive income	465	584
Accumulated deficit	(127,904)	(118,129)

Total stockholders’ equity	83,387	103,914

Total liabilities and stockholders’ equity	$179,122	$207,625

(1)	Derived from the Company’s audited financial statements as of December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Collaboration revenue	$6,960	$7,515	$18,013	$23,018
Program fee revenue	3,587	6,550	7,173	13,100

Total revenue	10,547	14,065	25,186	36,118
Operating expenses
Research and development	11,215	11,044	23,699	20,903
General and administrative	1,896	2,102	3,716	3,940

Total operating expenses	13,111	13,146	27,415	24,843

Operating income (loss)	(2,564)	919	(2,229)	11,275
Interest income	1,539	2,446	3,774	4,726

Net income (loss)	$(1,025)	$3,365	$1,545	$16,001

Net income (loss) per share
Basic	$(0.02)	$0.08	$0.04	$0.36

Diluted	$(0.02)	$0.07	$0.04	$0.35

Weighted-average shares used in computing net income (loss) per share
Basic	41,579	44,025	42,714	44,183

Diluted	41,579	45,180	43,974	45,303

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$1,545	$16,001
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock based compensation	3,236	2,647
Depreciation and amortization	234	174
Non-cash net interest income	778	803
Changes in operating assets and liabilities:
Deferred program fee revenue	(7,173)	(13,100)
Other current assets	271	—
Accounts payable	(418)	1,235
Accrued development expense	5	(1,763)
Collaboration revenue receivable	—	2,382
Income taxes payable	—	(2,712)
Other accrued liabilities	(390)	(187)

Net cash provided by (used in) operating activities	(1,912)	5,480

Cash flows provided by investing activities:
Purchase of property and equipment	—	(113)
Purchase of marketable securities	—	(107,441)
Sales of marketable securities	45,088	131,211
Maturities of marketable securities	20,871	6,500

Net cash provided by investing activities	65,959	30,157

Cash flows used in financing activities:
Proceeds from issuance of common stock, net	1,017	960
Purchase of stock pursuant to the stock repurchase plan	(26,206)	(3,792)

Net cash used in financing activities	(25,189)	(2,832)

Net increase in cash and cash equivalents	38,858	32,805
Cash and cash equivalents at beginning of period	86,567	16,386

Cash and cash equivalents at end of period	$125,425	$49,191

Supplemental cash flow information:
Cash paid for income taxes	$—	$2,800

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

Although we were profitable in 2006, 2007 and the six months ended June 30, 2008 based on payments from King Pharmaceuticals, Inc., or King, and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008.

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

Note 2. Significant Accounting Policies

Marketable Securities and Fair Value Measurements

Our marketable securities are held as “available-for-sale” pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We classify these investments as current assets and carry them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income. We recognize all realized gains and losses on our available-for-sale securities in interest income. Our marketable securities are maintained at one financial institution and are governed by our investment policy as approved by our Board of Directors.

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

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS 157, on January 1, 2008. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on our results of operations or financial position.

We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market. We consider these inputs to be Level 2 as defined by SFAS 157. We do not have any investments that would require inputs considered to be Level 3 as defined by SFAS 157. We use the bid price to establish fair value.

We adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” on January 1, 2008. Under this statement, an entity may elect to use fair value to measure eligible items. The adoption of this statement did not have an impact on our results of operations or financial condition.

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

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator
Net income (loss)	$(1,025)	$3,365	$1,545	$16,001
Denominator
Weighted average shares used to compute basic net income (loss) per share	41,579	44,025	42,714	44,183
Effect of dilutive securities:
Dilution from employee stock plans	—	1,023	1,128	988
Dilution from warrants	—	132	132	132

Potential dilutive common shares	—	1,155	1,260	1,120

Weighted average shares used to compute diluted net income (loss) per share	41,579	45,180	43,974	45,303

Net income (loss) per share:
Basic	$(0.02)	$0.08	$0.04	$0.36

Diluted	$(0.02)	$0.07	$0.04	$0.35

Options to purchase 4.6 million common shares were excluded from the denominator in the calculation of earnings per share for the six months ended June 30, 2008 and options to purchase 3.4 and 2.4 million common shares were excluded from the denominator in the calculation of earnings per share for the three and six months ended June 30, 2007, respectively, as the option exercise price was greater than the average market price per share and the effect would be anti-dilutive. All options and warrants to purchase common shares were excluded from the denominator in the calculation of earnings per share for the three months ended June 30, 2008 as the effect would be anti-dilutive due to the net loss recorded in that period.

Revenue Recognition and Deferred Program Fee Revenue

In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. We have submitted a New Drug Application, or NDA, for Remoxy, the first of those drug candidates. Of the other drug candidates, one drug candidate is in Phase I clinical trials and two potential drug candidates are at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through September 2014. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations.

Collaboration revenues from reimbursement of development expenses are generally recognized as costs are incurred pursuant to the strategic alliance with King; however, when we have knowledge that King has not completed its review of the collaboration expenses we have incurred, we defer recognition of such amounts as revenue until their review is complete.

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

Income Taxes

We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.5 million of deferred tax assets recognized on our balance sheet and included in other assets as of June 30, 2008, we fully offset the net deferred tax assets with a valuation allowance. The non-current tax liability of $0.6 million recorded at June 30, 2008 provides a source of future taxable income against which the non-current deferred tax asset of $0.5 million was recognized without offset by a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest and penalties recognized pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as interest expense, when appropriate.

Note 3. Comprehensive Income

Comprehensive income is the sum of net income (loss) and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,025)	$3,365	$1,545	$16,001
Other comprehensive income (loss)	(440)	(280)	(119)	195

	$(1,465)	$3,085	$1,426	$16,196

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

Note 4. Stock-Based Compensation

We recognize expense in the statement of operations for the fair value of all share-based payments to employees and directors, including grants of employee stock options. We use the Black-Scholes option valuation model and use the single-option award approach and straight-line attribution method for stock options granted. Our non-cash equity related expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$1,024	$843	$2,003	$1,527
General and administrative	686	586	1,233	1,120

	$1,710	$1,429	$3,236	$2,647

Note 5. Income Taxes

We have not provided for income taxes for the three and six months ended June 30, 2008 because we do not expect to have taxable income for the full year 2008. Our income in 2008 includes program fee revenue. For tax purposes, we recognized all of the related program fee revenue in 2006, which is the primary reason for our expectations of no taxable income for 2008. Interest expense and penalties related to unrecognized tax benefits were immaterial for the three and six months ended June 30, 2007 and 2008.

Note 6. Stock Repurchase Program and Stock Option Issuances

We repurchased 1.1 million shares and 3.1 million shares of our common stock in the three and six months ended June 30, 2008, respectively, completing a previously approved plan to repurchase up to $30.0 million of our common stock. As of June 30, 2008 we had repurchased 3.6 million shares of common stock on the open market at a cost of $30.0 million. We intend to hold repurchased shares in treasury.

We use the par value method of accounting for our stock repurchases. The excess of the cost of the shares acquired over the par value is allocated to additional paid-in capital based on the weighted average sales price per issued share with the remainder charged to accumulated deficit. As a result, we decreased additional paid-in capital by $5.4 million and $14.9 million and increased accumulated deficit by $4.0 million and $11.3 million in the three and six month periods ended June 30, 2008, respectively.

We issued 123,734 shares of common stock pursuant to the exercise of stock options during the six months ended June 30, 2008, and 40,026 shares of common stock pursuant to the employee stock purchase plan in the three and six months ended June 30, 2008.

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements concerning:

•

potential acceptance by the U.S. Food and Drug Administration, or FDA, of our New Drug Application, or NDA, for Remoxy, the FDA’s determination whether to grant priority review for such NDA, and the timing of such decisions;

•	collaboration, milestone and royalty revenue to be received from King Pharmaceuticals, Inc., or King, and other payments we may receive from our strategic alliances;

•	the duration of the development period for all four expected drug candidates under our collaboration with King;

•	potential sources of clinical and commercial supply of Remoxy and its components;

•	expansion of our product line, including the formulation of additional dosage forms of Remoxy;

•	plans to initiate additional clinical trials for our metastatic melanoma drug candidate;

•	expected amounts of, or fluctuations in, collaboration revenue and payments;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital or increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	expenses increasing substantially or fluctuations in our expenses and operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure; and

•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

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

We and King are engaged in a strategic alliance to develop and commercialize Remoxy, PTI-202 and other abuse-resistant opioid painkillers. In June 2008, we and King announced that an NDA for Remoxy has been submitted to the FDA. We expect to learn if the NDA filing was accepted and granted Priority Review within 90 days of the date of submission of the NDA, although there can be no assurance of such acceptance or whether Priority Review will be granted. A priority review generally results in a reduction in the time for FDA review of a NDA from 12 months to approximately 6 months.

Acceptance of the NDA for Remoxy results in a $15.0 million milestone payment from King to us. In addition to this milestone payment, we could receive from King up to $130.0 million in additional milestone payments in the course of clinical development of Remoxy, PTI-202 and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

In June 2008, we announced the successful completion of our first clinical study utilizing a novel melanoma treatment. This treatment consisted of dosing patients with a monoclonal antibody labeled with a radioisotope. We own exclusive worldwide commercial rights to this technology, which we licensed from Albert Einstein College of Medicine. The objectives of this study were to assess safety, pharmacokinetics and dosimetry. We plan to initiate a second clinical study in which patients will receive increasing amounts of radioactivity delivered by the radio-labeled antibody. The radioactive doses delivered to these patients will be significantly higher than those delivered to the patients of the first study.

Although we were profitable in 2006, 2007 and the first six months of 2008 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through June 30, 2008, we have recorded an accumulated deficit of approximately $127.9 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical studies and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees, directors and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

The following table summarizes expenses by category for all of our research and development efforts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Compensation	$3,208	$2,646	$6,254	$5,103
Contractor Fees(1)	6,173	6,266	13,118	11,742
Supplies(2)	679	1,387	2,016	2,668
Other Common Costs(3)	1,155	745	2,311	1,390

	$11,215	$11,044	$23,699	$20,903

(1)	Contractor Fees generally include expenses for preclinical studies and clinical trials.

(2)	Supplies generally include costs for formulation and manufacturing activities.

(3)	Other Common Costs generally includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates may also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other potential drug candidates that may arise out of our collaboration with King since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody drug candidate to treat metastatic melanoma. Research and development expenses related to this technology include approximately $0.9 million and $1.6 million in the three and six months ended June 30, 2008 and $1.9 million in the six months ended June 30, 2007, primarily in contractor fees and compensation. Research and development expenses related to hemophilia and other product candidates include approximately $1.2 million and $2.3 million in the three and six months ended June 30, 2008 and $0.2 million in the six months ended June 30, 2007, primarily in contractor fees and compensation.

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

•

Stock-based compensation. We recognize expense in the statement of operations for the fair value of all share-based payments to employees and directors, including grants of employee stock options. We use the Black-Scholes option valuation model, and use the single-option award approach and straight-line attribution method. We estimate forfeitures when recognizing expense and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates. Accordingly, we have estimated forfeiture percentages for the unvested portion of previously granted awards that remain outstanding at the date of adoption and for awards granted subsequent to the date of adoption.

•

Revenue recognition and deferred program fee revenue. In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. We have submitted an NDA for the first of those drug candidates, Remoxy. Of the other drug candidates, one drug candidate is in Phase I clinical trials and two potential drug candidates are at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through September 2014. Collaboration revenues from reimbursement of development expenses, which are invoiced in arrears, are recognized when costs are incurred pursuant to the strategic alliance with King, unless we know that King has not completed their review of our expenses. Although we only invoice King for development expenses incurred by us that we believe qualify for reimbursement under our collaborative agreement, King may not ultimately agree with our determination of what constitutes a qualifying development expense. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred.

•

Income Taxes. We have not provided for income taxes for the three and six months ended June 30, 2008 because we do not expect to have taxable income for the full year 2008. We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.5 million of deferred tax assets recognized on our balance sheet as of June 30, 2008, we fully offset the net deferred tax assets with a valuation allowance. The non-current tax liability of $0.6 million recorded at June 30, 2008 provides a source of future taxable income against which the non-current deferred tax asset of $0.5 million was recognized without offset by a valuation allowance. We anticipate increasing our unrecognized tax benefits during 2008 related to net operating losses for tax purposes and certain tax credits. While the increase cannot be estimated at this time, such increase in unrecognized tax benefits would be entirely offset by a change in the valuation allowance and therefore would not have a material effect on our financial statements. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Three and six months ended June 30, 2008 and 2007

Revenue – Collaboration revenue

Collaboration revenues decreased to $7.0 million from $7.5 million for the three months ended June 30, 2008 compared to 2007 and to $18.0 million from $23.0 million in the six months ended June 30, 2008 compared to 2007. Collaboration revenues resulted from reimbursement of our development expenses incurred pursuant to the King strategic alliance. The decrease was primarily due to the receipt of $5.7 million in 2007 that was subject to completion of King’s review at December 31, 2006. King reviewed and paid, and we recognized collaboration revenue for these expenses in 2007. We incurred expenses of approximately $2.6 million through June 30, 2008 for which we expect King to complete their review and reimburse us in the third calendar quarter of 2008.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development activities and the timing of completion of King’s review of our expenses related to such collaboration.

Revenue – Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with them in December 2005. Program fee revenues recognized from this upfront fee decreased to $3.6 million from $6.6 million for the three months ended June 30, 2008 compared to 2007, and to $7.2 million from $13.1 million in the six months ended June 30, 2008 compared to 2007. The decrease in program fee revenue is due to the extension in the fourth quarter of 2007 of the development period over which we recognize the program fee revenue. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014.

Research and Development Expenses

Research and development expenses consist primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expenses increased to $11.2 million from $11.0 million in the three months ended June 30, 2008 compared to 2007 and to $23.7 million from $20.9 million in the six months ended June 30, 2008 compared to 2007. This increase was primarily due to the timing of development activities for our abuse-resistant drug candidates. Research and development expenses included non-cash stock related compensation costs of $1.0 million and $0.8 million in the three months ended June 30, 2008 and 2007 and $2.0 million and $1.5 million in the six months ended June 30, 2008 and 2007, respectively.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses were $1.9 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively, and $3.7 million and $3.9 million in the six months ended June 30, 2008 and 2007, respectively. General and administrative expenses included non-cash stock related compensation costs of $0.7 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.

We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our drug candidates. This increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and studies.

Interest Income

Interest income decreased to $1.5 million from $2.4 million for the three months ended June 30, 2008 compared to 2007 and decreased to $3.8 million from $4.7 million for the six months ended June 30, 2008 compared to 2007. The decreases in interest income are primarily due to lower prevailing interest rates as well as lower average cash balances in investments in marketable securities. We expect our interest income to decrease during the remainder of 2008 as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. Additionally, in December 2005, we received a $150.0 million program fee under our strategic alliance with King and we earned interest income from investment of our cash resources. We intend to continue to use our cash resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2008, cash, cash equivalents and marketable securities were $177.1 million.

Net cash used in operating activities was $1.9 million for the six months ended June 30, 2008 compared to cash provided by operating activities of $5.5 million for the six months ended June 30, 2007, respectively. The change in net cash provided by (used in) operating activities was primarily due to lower net income in the first half of 2008 compared to first half of 2007 and the timing of payments received from King for reimbursement of expenses under our collaboration agreement with King.

Our investing activities to purchase property and equipment were immaterial for the six months ended June 30, 2008 and 2007. Cash provided by other investing activities of $66.0 million for the six months ended June 30, 2008 consisted of sales and maturities of marketable securities. Cash provided by other investing activities of $30.2 million for the six months ended June 30, 2007 consisted of net purchases, maturities and sales of marketable securities. We expect to continue to invest in our infrastructure to support our operations.

Net cash used in financing activities was $25.2 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively, primarily for the completion of the previously approved $30 million stock repurchase plan. We intend to hold repurchased shares in treasury.

We lease approximately 41,200 square feet of general office space. Our leases expire in 2010 and 2012. Under the terms of these leases, remaining annual minimum lease payments are as follows as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Total
Future minimum lease payments	$717	$743	$713	$570	$339	$3,082

We have license agreements that require us to make payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2008. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. Under the King collaboration, King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $127.9 million as of June 30, 2008. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2008 by approximately $0.2 million. To minimize this risk, we maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of June 30, 2008, our investments consisted of investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market. We consider these data to be Level 2 within the fair value hierarchy defined by SFAS 157. We use the bid price to establish fair value.

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

In December 2007, we and King announced positive results of a Phase III trial of Remoxy in patients with chronic pain. The study met the primary end point that was prospectively defined by the FDA during a special protocol assessment, or SPA, process. Under this process, a sponsor may seek the FDA’s agreement on the design and analysis of a clinical trial intended to form the primary basis of an efficacy claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins except in limited circumstances, such as the FDA determining that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the trial had begun. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the basis for approval with respect to effectiveness. Pursuant to our SPA, and because of the positive results of our Phase III trial of Remoxy, we have included the Remoxy Phase III data in our NDA for Remoxy as part of a basis of approval with respect to efficacy. While we received the SPA for this Phase III clinical trial assessing Remoxy, there can be no assurance that our submission of our NDA for Remoxy will be accepted by the FDA or that we will ultimately receive approval for Remoxy. Furthermore, there can be no assurance that other events will not occur that would allow the FDA to disregard our SPA.

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

Pursuant to our strategic alliance with King, we jointly manage and prepare Phase III clinical trials and NDA submissions in the United States for Remoxy and other abuse-resistant drug candidates with King. We rely on King to devote time and resources to the development, manufacturing and commercialization of Remoxy and other abuse-resistant drug candidates. King may develop or acquire drugs or drug candidates that compete for resources with our drug candidates that are subject to this strategic alliance. For instance, King has acquired a drug candidate for the acute pain market. While we believe this drug candidate will not compete with our drug candidates under the collaboration with King, there can be no assurance that this drug candidate will not be developed to become competitive with our drug candidates under the collaboration with King. If King limits its time and resources devoted to the strategic alliance, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected.

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

We have expanded our research and development activities to include development of potential drug candidates for indications other than pain, such as metastatic melanoma and hemophilia. We completed a Phase I clinical trial of our drug candidate in metastatic melanoma in 2008, and plan to initiate another study in such indication. We have no history of developing metastatic melanoma or hemophilia drug candidates or manufacturing radiopharmaceuticals. We do not know whether any of our planned clinical trials in metastatic melanoma or hemophilia will result in marketable products. We do not anticipate that any additional drug candidates will reach the market for at least several years, if at all.

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

To date, Durect has not produced commercial-scale supply of these components. If we and King receive marketing approval for and commercially launch Remoxy or other abuse resistant candidates, we anticipate that Durect will need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for Remoxy and other abuse-resistant drug candidates in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to FDA review and approval. If Durect is unable to successfully increase the manufacturing capacity for such components of Remoxy and other abuse-resistant drugs, at an acceptable cost or otherwise, and we are unable to establish alternative manufacturing capabilities, the commercial launch or continued commercialization after a commercial launch of Remoxy and other abuse-resistant drugs may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our future revenues and cause our business to suffer.

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

Although we were profitable in 2006, 2007 and the six months ended June 30, 2008 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $127.9 million as of June 30, 2008. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

There may be “naked” short selling in our common stock, which may lead to extraordinary volatility in the market price of our common stock, even in the absence of new fundamental information regarding our business.

Short selling is a form of speculation that allows an investor to sell stock that they do not own. In order to short sell a stock, an investor normally borrows shares from a third party and agrees to return these shares at some future date. “Naked” short selling occurs when a trader short sells a stock with no actual delivery of shares taking place to close the transaction. The legality of this practice is unclear. As of July 15, 2008, Nasdaq reported short interest of approximately 6.1 million shares in our common stock. We believe this amount represents a significant percentage of our outstanding common stock available to borrow. Such short interest may also include a significant amount of naked short selling. Widespread naked short selling may increase volatility of our common stock and may have a significant, transient and highly negative impact on the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

Period		Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value that may yet be purchased under the plan, in millions
Month 1	April 1 to April 30, 2008	576,800	$8.65	576,800	$4.5
Month 2	May 1 to May 31, 2008	561,403	$7.92	561,403	$0.0
Month 3	June 1 to June 30, 2008	—	—	—	$0.0

Total		1,138,203	$8.29	1,138,203	$0.0

(1)	Under our approved stock repurchase plan we repurchased $30.0 million of our common stock. We intend to hold repurchased shares in treasury.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 22, 2008 at the offices of Wilson Sonsini Goodrich & Rosati, Professional Corporation located at 650 Page Mill Road, Palo Alto, California 94304 at 10:00 a.m. Of the 42,857,677 shares of our common stock entitled to vote at the meeting, 36,775,367 shares, representing approximately 86% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Proposal I – Election of Two Class I Directors

The stockholders elected one Class I director to serve until our Annual Meeting in 2011. The votes regarding the election of the director were as follows:

Name	Votes for Director	Votes withheld
Robert Z Gussin, Ph.D.	35,941,571	833,796

Our other directors with terms of office that continue after the Annual Meeting of Stockholders are Remi Barbier, Nadav Friedmann, Ph.D., M.D., Michael J. O’Donnell, Esq., Sanford R. Robertson and Patrick J. Scannon, M.D., Ph.D.

Proposal II – Approval of the Adoption of the 2008 Equity Incentive Plan

The stockholders approved the adoption of the 2008 Equity Incentive Plan, or 2008 Plan, and the reservation of a total of 8,000,000 shares of our common stock for issuance under the 2008 Plan as further increased by (i) any shares of common stock which had been reserved but not issued pursuant to any awards granted under our 1998 Stock Plan as of May 22, 2008, the date of stockholder approval of the 2008 Plan, (ii) any shares of common stock subject to stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and (iii) shares of common stock issued pursuant to awards granted under the 1998 Stock Plan that are forfeited to or repurchased by us. There were 19,575,333 votes cast for the proposal, 4,806,060 against the proposal, 18,476,284 abstentions and no broker non-votes.

Proposal III – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm to the Company for the Fiscal Year Ending December 31, 2008

The stockholders ratified the appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008. There were 36,546,060 votes cast for the proposal, 158,254 against the proposal, 6,153,363 abstentions and no broker non-votes.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3(4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.

10.1(5)	2008 Equity Incentive Plan.

10.2	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.

10.3	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.

10.4	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.

10.5	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.

(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.

(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.

(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.

(5)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ PETER S. RODDY
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: July 30, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

4.3(4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.

10.1(5)	2008 Equity Incentive Plan.

10.2	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.

10.3	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.

10.4	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.

10.5	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.

(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.

(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.

(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.

(5)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 29, 2008.