Form 10-Q
period 2008-09-30
PAIN THERAPEUTICS INC
filed 2008-10-29
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Non-accelerated filer  ☐            Smaller reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	41,987,962
Shares Outstanding at October 7, 2008

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2008	December 31, 2007(1)
ASSETS
Current assets
Cash and cash equivalents	$143,950	$86,567
Marketable securities	49,240	118,504
Other current assets	408	303

Total current assets	193,598	205,374
Property and equipment, net	1,256	1,607
Other assets	643	644

Total assets	$195,497	$207,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,485	$3,624
Accrued development expense	862	817
Deferred program fee revenue - current portion	14,348	14,348
Other accrued liabilities	1,988	1,868

Total current liabilities	20,683	20,657
Non-current liabilities
Deferred program fee revenue - non-current portion	71,740	82,501
Other liabilities	560	553

Total liabilities	92,983	103,711

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	42	44
Additional paid-in-capital	215,369	221,415
Accumulated other comprehensive income	(183)	584
Accumulated deficit	(112,714)	(118,129)

Total stockholders’ equity	102,514	103,914

Total liabilities and stockholders’ equity	$195,497	$207,625

(1)	Derived from the Company’s audited financial statements as of December 31, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Milestone revenue	$20,000	$—	$20,000	$—
Collaboration revenue	6,707	9,259	24,720	32,277
Program fee revenue	3,587	6,551	10,761	19,651

Total revenue	30,294	15,810	55,481	51,928
Operating expenses
Research and development	12,928	13,268	36,627	34,171
General and administrative	3,552	2,011	7,269	5,951

Total operating expenses	16,480	15,279	43,896	40,122

Operating income	13,814	531	11,585	11,806
Interest income	1,377	2,642	5,151	7,368

Net income	$15,191	$3,173	$16,736	$19,174

Net income per share
Basic	$0.37	$0.07	$0.40	$0.43

Diluted	$0.35	$0.07	$0.38	$0.42

Weighted-average shares used in computing net income per share
Basic	41,535	44,049	42,318	44,138

Diluted	43,021	45,655	43,564	45,413

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows provided by operating activities:
Net income	$16,736	$19,174
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash stock based compensation	8,401	4,277
Depreciation and amortization	351	257
Non-cash net interest income	901	995
Changes in operating assets and liabilities:
Deferred program fee revenue	(10,761)	(19,651)
Other current assets	(105)	(234)
Other assets	1	—
Accounts payable	(139)	2,023
Accrued development expense	45	(1,861)
Collaboration revenue receivable	—	2,382
Income taxes payable	—	(2,712)
Other accrued liabilities	127	313

Net cash provided by operating activities	15,557	4,963

Cash flows provided by investing activities:
Purchase of property and equipment	—	(539)
Purchase of marketable securities	(2,122)	(119,556)
Sales of marketable securities	48,847	133,689
Maturities of marketable securities	20,871	8,500

Net cash provided by investing activities	67,596	22,094

Cash flows used in financing activities:
Proceeds from issuance of common stock, net	437	1,163
Purchase of stock pursuant to the stock repurchase plan	(26,207)	(3,792)

Net cash used in financing activities	(25,770)	(2,629)

Net increase in cash and cash equivalents	57,383	24,428
Cash and cash equivalents at beginning of period	86,567	16,386

Cash and cash equivalents at end of period	$143,950	$40,814

Supplemental cash flow information:
Cash paid for income taxes	$—	$2,800

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs. We have submitted a New Drug Application to the U.S. Food and Drug Administration for our lead drug candidate Remoxy. We have four other drug candidates in clinical programs, including, Oxytrex, PTI-202, PTI-721 and a novel radio-labeled monoclonal antibody to treat metastatic melanoma. We are also working on a new treatment for patients with hemophilia.

Although we were profitable in 2006, 2007 and the nine months ended September 30, 2008 based on payments from King Pharmaceuticals, Inc., or King, and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008.

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

We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market. We consider these inputs to be Level 2 as defined by SFAS 157. We do not have any investments that would require inputs considered to be Level 3 as defined by SFAS 157. We use the bid price to establish fair value.

We adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” on January 1, 2008. Under this statement, an entity may elect to use fair value to measure eligible items. The adoption of this statement did not have an impact on our results of operations or financial condition.

Net income per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus potential dilutive common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding stock options, warrants and contingent restricted stock awards.

The numerators and denominators in the calculation of basic and diluted net income per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator
Net income	$15,191	$3,173	$16,736	$19,174

Denominator
Weighted average shares used to compute basic net income per share	41,535	44,049	42,318	44,138
Effect of dilutive securities:
Dilution from employee stock plans	1,486	1,473	1,246	1,143
Dilution from warrants	—	133	—	132

Potential dilutive common shares	1,486	1,606	1,246	1,275

Weighted average shares used to compute diluted net income per share	43,021	45,655	43,564	45,413

Options to purchase 5.6 million and 5.0 million common shares were excluded from the denominator in the calculation of net income per share for the three and nine months ended September 30, 2008 and options to purchase 3.5 million and 3.4 million common shares were excluded from the denominator in the calculation of net income per share for the three and nine months ended September 30, 2007, respectively, as the option exercise price was greater than the average market price per share and the effect would be anti-dilutive.

Revenue Recognition and Deferred Program Fee Revenue

In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. We have submitted a New Drug Application, or NDA, for Remoxy, the first of those drug candidates. Of the other drug candidates, two drug candidates are in Phase I clinical trials and one potential drug candidate is at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through September 2014. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations.

Collaboration revenues from reimbursement of development expenses are generally recognized as costs are incurred pursuant to the strategic alliance with King; however, when we have knowledge that King has not completed its review of the collaboration expenses we have incurred, we defer recognition of such amounts as revenue until their review and approval is complete.

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

Income Taxes

We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. If we achieve the milestone related to FDA approval for Remoxy in the fourth quarter of 2008, under certain circumstances, we may have taxable income for 2008. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.5 million of deferred tax assets recognized on our balance sheet and included in other assets as of September 30, 2008, we fully offset the net deferred tax assets with a valuation allowance. The non-current tax liability of $0.6 million recorded at September 30, 2008 provides a source of future taxable income against which the non-current deferred tax asset of $0.5 million was recognized without offset by a valuation allowance.

We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as interest expense, when appropriate.

Note 3. Comprehensive Income

Comprehensive income is the sum of net income and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$15,191	$3,173	$16,736	$19,174
Other comprehensive income (loss)	(648)	531	(767)	726

	$14,543	$3,704	$15,969	$19,900

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

Note 4. Stock-Based Compensation

We recognize expense in the statement of operations for the fair value of all share-based payments to employees and directors, including grants of employee stock options. We use the Black-Scholes option valuation model and use the single-option award approach and straight-line attribution method for stock options granted. Our non-cash equity related expense is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Research and development	$2,855	$1,011	$4,858	$2,537
General and administrative	2,311	619	3,543	1,740

	$5,166	$1,630	$8,401	$4,277

Note 5. Income Taxes

We have not provided for income taxes for the three and nine months ended September 30, 2008 because we do not expect to have taxable income for the full year 2008. If we achieve the milestone related to FDA approval for Remoxy in the fourth quarter of 2008, under certain circumstances, we may have taxable income for 2008. Our income in 2008 includes program fee revenue. For tax purposes, we recognized all of the related program fee revenue in 2006, which is the primary reason for our expectations of no taxable income for 2008. Interest expense and penalties related to unrecognized tax benefits were immaterial for the three and nine months ended September 30, 2007 and 2008.

Note 6. Stock Repurchase Program and Stock Issuances

We repurchased 3.1 million shares of our common stock in the nine months ended September 30, 2008, completing a previously approved plan to repurchase up to $30.0 million of our common stock. As of September 30, 2008 we had repurchased 3.6 million shares of common stock on the open market at a cost of $30.0 million. We intend to hold repurchased shares in treasury.

We use the par value method of accounting for our stock repurchases. The excess of the cost of the shares acquired over the par value is allocated to additional paid-in capital based on the weighted average sales price per issued share with the remainder charged to accumulated deficit. As a result, we decreased additional paid-in capital by $14.9 million and increased accumulated deficit by $11.3 million in the nine month periods ended September 30, 2008, respectively.

We issued 613,086 shares of common stock pursuant to the exercise of stock options, restricted stock awards and restricted stock unit awards during the nine months ended September 30, 2008. We issued 40,026 shares of common stock pursuant to the employee stock purchase plan in the nine months ended September 30, 2008. We issued 134,176 shares of common stock pursuant to the exercise of outstanding warrants in the nine months ended September 30, 2008.

Note 7. Commitments

We lease general office space. Our leases expire in 2010 and 2012. In September 2008, we began to market a sublease for our office space in South San Francisco, California. If we are successful in finding a subtenant for this office space, we expect our future minimum lease payments for 2009 and 2010 will be offset by approximately $0.1 million per year. Under the terms of these leases, remaining annual minimum lease payments are as follows as of December 31, 2007 (in thousands):

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements concerning:

•	the timing of potential approval by the U.S. Food and Drug Administration, or FDA, of the New Drug Application, or NDA, for Remoxy;

•	collaboration, milestone and royalty revenue to be received from King Pharmaceuticals, Inc., or King, and other payments we may receive from our strategic alliances;

•	the duration of the development period for all four expected drug candidates under our collaboration with King;

•	potential sources of clinical and commercial supply of Remoxy and its components;

•	expansion of our product line, including the formulation of additional dosage forms of Remoxy;

•	plans to initiate additional clinical trials for our metastatic melanoma drug candidate;

•	expected amounts of, or fluctuations in, collaboration revenue and payments;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital or increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	expenses increasing substantially or fluctuations in our expenses and operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	developments relating to our South San Francisco facility lease; and

•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in regulatory approval, production, commercialization, development, testing and clinical trials (including patient enrollment) of our drug candidates;

•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;

•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that results of clinical trials may not indicate that our drug candidates are safe and effective) or market acceptance of such products, if approved;

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

Overview

We are a biopharmaceutical company that develops novel drugs. We have filed an NDA with the FDA for our drug candidate Remoxy. We also have the following investigational drug candidates in clinical programs:

•	PTI-202 and PTI-721, which are proprietary, abuse-resistant forms of opioid drugs.

•	Oxytrex, which is a novel, next-generation painkiller that potentially offers less physical dependence than currently marketed opioid painkillers.

•	A novel radio-labeled monoclonal antibody drug candidate to treat metastatic melanoma, a rare but deadly form of skin cancer, currently in a Phase I clinical program.

We and King are engaged in a strategic alliance to develop and commercialize Remoxy, PTI-202, PTI-721 and another abuse-resistant opioid painkiller. In August 2008, we and King announced that an NDA for Remoxy was accepted by the FDA and granted Priority Review. A Priority Review generally results in a reduction in the time for FDA review of an NDA from 12 months to approximately 6 months from the date of the NDA submission. In October 2008, the FDA announced it had an advisory committee review of Remoxy for November 2008. The FDA is not bound by the recommendation of an advisory committee. We expect the FDA to complete its review of the NDA for Remoxy by December 2008.

In August 2008, we and King also announced that Pain Therapeutics is developing a new abuse-resistant prescription pain medication called PTI-721 under the strategic alliance with King. PTI-721’s patented formulation is specifically designed to resist common methods of prescription drug abuse or misuse. Pain Therapeutics submitted an Investigational New Drug Application, or IND, to the FDA for PTI-721 and initiated a Phase I clinical study with PTI-721 in August 2008.

We and King have three investigational drug candidates in various phases of clinical and regulatory development under our strategic alliance. Each drug is intended to address the problem of prescription drug abuse and misuse:

Drug Candidate Name	Development Status
Remoxy	NDA Filing Accepted with Priority Review
PTI-202	Phase I
PTI-721	Phase I

During the quarter ended September 30, 2008, we received $20.0 million in cumulative milestone payments from King for achieving clinical and regulatory milestones under the strategic alliance, as follows:

•	$15.0 million for acceptance by the FDA of the NDA for Remoxy; and

•	$5.0 million for acceptance by the FDA of the IND for PTI-721.

In addition to these milestone payments, we could receive from King up to $125.0 million in additional milestone payments in the course of clinical development of Remoxy, PTI-202, PTI-721 and a potential fourth abuse-resistant opioid painkiller under the strategic alliance, including a $15.0 million milestone payment that would be triggered by FDA approval of the Remoxy NDA. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

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

Although we were profitable in 2006, 2007 and the first nine months of 2008 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through September 30, 2008, we have recorded an accumulated deficit of approximately $112.7 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical studies and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and restricted stock units granted to employees, directors or non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase substantially in the future as we:

•	seek regulatory approvals for our drug candidates;

•	continue to conduct preclinical studies and clinical trials for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property;

•	implement additional internal systems and develop new infrastructure; and

•	hire additional personnel.

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our drug candidates. If our development efforts result in regulatory approval and successful commercialization of our drug candidates, we plan to generate revenue from royalties on the sales by King of drug candidates developed pursuant to our strategic alliance with King, direct sales of our drugs other than the drug candidates developed pursuant to our collaboration with King and, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of such other licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

The following table summarizes expenses by category for all of our research and development efforts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Compensation	$5,832	$2,925	$12,086	$8,028
Contractor Fees(1)	5,373	7,872	18,491	19,614
Supplies(2)	757	1,363	2,773	4,032
Other Common Costs(3)	966	1,108	3,277	2,497

	$12,928	$13,268	$36,627	$34,171

(1)	Contractor Fees generally include expenses for preclinical studies and clinical trials.

(2)	Supplies generally include costs for formulation and manufacturing activities.

(3)	Other Common Costs generally includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates may also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other potential drug candidates that may arise out of our collaboration with King since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody drug candidate to treat metastatic melanoma. Research and development expenses related to this technology include approximately $0.6 million and $2.1 million in the three and nine months ended September 30, 2008 and $0.7 million and $1.6 million in the three and nine months ended September 30, 2007, primarily in contractor fees and compensation. Research and development expenses related to hemophilia and other product candidates include approximately $1.2 million and $3.4 million in the three and nine months ended September 30, 2008 and $0.3 million and $0.5 million in the three and nine months ended September 30, 2007, primarily in contractor fees and compensation.

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

•

Revenue recognition and deferred program fee revenue. In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. We have submitted an NDA for the first of those drug candidates, Remoxy. Of the other drug candidates, two drug candidates are in Phase I clinical trials and one potential drug candidate is at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through September 2014. Collaboration revenues from reimbursement of development expenses, which are invoiced in arrears, are recognized when costs are incurred pursuant to the strategic alliance with King, unless we know that King has not completed their review and approval of our expenses. Although we only invoice King for development expenses incurred by us that we believe qualify for reimbursement under our collaborative agreement, King may not ultimately agree with our determination of what constitutes a qualifying development expense. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred.

•

Income Taxes. We have not provided for income taxes for the three and nine months ended September 30, 2008 because we do not expect to have taxable income for the full year 2008. If we achieve the milestone related to FDA approval for Remoxy in the fourth quarter of 2008, under certain circumstances, we may have taxable income for 2008. We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $0.5 million of deferred tax assets recognized on our balance sheet as of September 30, 2008, we fully offset the net deferred tax assets with a valuation allowance. The non-current tax liability of $0.6 million recorded at September 30, 2008 provides a source of future taxable income against which the non-current deferred tax asset of $0.5 million was recognized without offset by a valuation allowance. We anticipate increasing our unrecognized tax benefits during 2008 related to net operating losses for tax purposes and certain tax credits. While the increase cannot be estimated at this time, such increase in unrecognized tax benefits would be entirely offset by a change in the valuation allowance and therefore would not have a material effect on our financial statements. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Three and nine months ended September 30, 2008 and 2007

Revenue – Milestone revenue

During the quarter ended September 30, 2008, we received $20.0 million in cumulative milestone payments from King for achieving clinical and regulatory milestones under the strategic alliance with King, as follows:

•	$15.0 million for the acceptance by the FDA of the NDA for Remoxy.

•	$5.0 million for the acceptance by the FDA of the IND for PTI-721.

There were no milestone revenue in the three and nine months ended September 30, 2007.

Revenue - Collaboration revenue

Collaboration revenues decreased to $6.7 million from $9.3 million for the three months ended September 30, 2008 compared to 2007 and to $24.7 million from $32.3 million in the nine months ended September 30, 2008 compared to 2007. Collaboration revenues resulted from reimbursement of our development expenses incurred pursuant to the King strategic alliance. The decrease for the three month periods is primarily due to decreases in related reimbursable research and development activities in 2008 as compared to 2007. The year-to-date decrease was primarily due to the receipt of $5.7 million in 2007 that was subject to completion of King’s review at December 31, 2006. King reviewed and paid, and we recognized collaboration revenue for these expenses in 2007. We incurred expenses of approximately $1.9 million through September 30, 2008 for which we expect King to complete their review and approval and reimburse us in the fourth calendar quarter of 2008.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development activities and the timing of completion of King’s review of our expenses related to such collaboration.

Revenue – Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with them in December 2005. Program fee revenues recognized from this upfront fee decreased to $3.6 million from $6.6 million for the three months ended September 30, 2008 compared to 2007, and to $10.8 million from $19.7 million in the nine months ended September 30, 2008 compared to 2007. The decrease in program fee revenue is due to the extension in the fourth quarter of 2007 of the development period over which we recognize the program fee revenue. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014.

Research and Development Expenses

Research and development expenses consist primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expenses decreased to $12.9 million from $13.3 million in the three months ended September 30, 2008 compared to 2007 and increased to $36.6 million from $34.2 million in the nine months ended September 30, 2008 compared to 2007. These fluctuations were primarily due to the timing of development activities for our abuse-resistant drug candidates. Research and development expenses included non-cash stock related compensation costs of $2.9 million and $1.0 million in the three months ended September 30, 2008 and 2007, respectively and $4.9 million and $2.5 million in the nine months ended September 30, 2008 and 2007, respectively. Non-cash stock related compensation costs in the three months ended September 30, 2008 included $1.7 million related to restricted stock units that vested in connection with the acceptance by the FDA of our NDA for Remoxy.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses were $3.6 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively, and $7.3 million and $6.0 million in the nine months ended September 30, 2008 and 2007, respectively. General and administrative expenses included non-cash stock related compensation costs of $2.3 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively, and $3.5 million and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively. Non-cash stock related compensation costs in the three months ended September 30, 2008 included $1.6 million related to restricted stock units that vested in connection with the acceptance by the FDA of our NDA for Remoxy.

We expect general and administrative expenses to increase over the next several years in connection with precommercialization and commercialization activities for our drug candidates. This increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and studies.

Interest Income

Interest income decreased to $1.4 million from $2.6 million for the three months ended September 30, 2008 compared to 2007 and decreased to $5.1 million from $7.4 million for the nine months ended September 30, 2008 compared to 2007. The decreases in interest income are primarily due to lower prevailing interest rates as well as lower average cash balances in investments in marketable securities. We expect our interest income to decrease during the remainder of 2008 as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private securities offerings. Additionally, in December 2005, we received a $150.0 million program fee under our strategic alliance with King and we earned interest income from investment of our cash resources. We intend to continue to use our cash resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2008, cash, cash equivalents and marketable securities were $193.2 million.

Net cash provided by operating activities was $15.6 million for the nine months ended September 30, 2008 compared to $5.0 million for the nine months ended September 30, 2007. The increase in net cash provided by operating activities was primarily due to the receipt of $20.0 million in milestone revenue in the first nine months of 2008 with no corresponding milestone revenue in 2007, offset in part by the timing of payments from King for reimbursement of expenses under our collaboration with King.

Our investing activities to purchase property and equipment were immaterial for the nine months ended September 30, 2008. Cash provided by investing activities consisted primarily of sales and maturities of marketable securities, net of purchases of marketable securities.

Net cash used in financing activities was $25.8 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively. The increase was primarily due to the completion of the previously approved $30.0 million stock repurchase plan. We intend to hold repurchased shares in treasury.

We lease approximately 41,200 square feet of general office space. Our leases expire in 2010 and 2012. In September 2008, we began to market a sublease for our office space in South San Francisco, California. If we are successful in finding a subtenant for this office space, we expect our future minimum lease payments for 2009 and 2010 will be offset by approximately $0.1 million per year. Under the terms of these leases, remaining annual minimum lease payments are as follows as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Total
Future minimum lease payments	$717	$743	$713	$570	$339	$3,082

We have license agreements that require us to make payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2008. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. Under the King collaboration, King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $112.7 million as of September 30, 2008. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next twelve months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2008 by approximately $0.1 million. To minimize this risk, we maintain our portfolio of cash, cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of September 30, 2008, our investments consisted of investments in corporate and government notes and obligations or in money market accounts and checking funds with variable, market rates of interest. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market. We consider these data to be Level 2 within the fair value hierarchy defined by SFAS 157. We use the bid price to establish fair value.

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

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In August 2008, we and King announced that an NDA for Remoxy has been accepted by the FDA and granted Priority Review. A Priority Review generally results in a reduction in the time for FDA review of an NDA from 12 months from submission to approximately six months, although there can be no assurance that the FDA will complete review of the NDA in this time frame or that we will ultimately obtain FDA approval of the NDA for Remoxy. Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require us to conduct additional clinical studies, in which case we would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. In particular, the FDA may require additional toxicology or other studies for certain excipients used in Remoxy or any of our other drug candidates. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals would:

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

In December 2007, we and King announced positive results of a Phase III trial of Remoxy in patients with chronic pain. The study met the primary end point that was prospectively defined by the FDA during a special protocol assessment, or SPA, process. Under this process, a sponsor may seek the FDA’s agreement on the design and analysis of a clinical trial intended to form the primary basis of an efficacy claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins except in limited circumstances, such as the FDA determining that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the trial had begun. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the basis for approval with respect to effectiveness. Pursuant to our SPA, and because of the positive results of our Phase III trial of Remoxy, we have included the Remoxy Phase III data in our NDA for Remoxy as part of a basis of approval with respect to efficacy. In August 2008, we and King announced that an NDA for Remoxy has been accepted by the FDA and granted Priority Review. A priority review generally results in a reduction in the time for FDA review of an NDA from 12 months from submission to approximately 6 months from submission. While we received the SPA for this Phase III clinical trial assessing Remoxy, there can be no assurance that the FDA will complete its review of the NDA for Remoxy by December 2008 or that we will ultimately receive approval for Remoxy. Furthermore, there can be no assurance that other events will not occur that would allow the FDA to disregard our SPA.

Oxytrex is in a Phase III clinical program. Our Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates. PTI-202, PTI-721 and our drug candidate to treat metastatic melanoma are in Phase I clinical programs. Results from our Phase I clinical programs may not support moving a drug candidate to Phase II or Phase III clinical trials. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. Even if the results of our Phase III clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before we can submit an NDA or obtain FDA approval for any of our drug candidates.

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

We and our collaborators will compete for market share against fully integrated pharmaceutical companies or other companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have drugs already approved or drug candidates in development that will or may compete against our approved drug candidates. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

Government agencies, professional and medical societies, and other groups may establish usage guidelines that apply to our drug candidates. These guidelines could address such matters as usage and dose, among other factors. Application of such guidelines could limit the clinical use or commercial appeal of our drug candidates.

Risks Relating to our Collaboration Agreements

If King or other outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, our regulatory submissions and our product introductions may be delayed.

Pursuant to our strategic alliance with King, we jointly manage and prepare Phase III clinical trials and NDA submissions in the United States for Remoxy and other abuse-resistant drug candidates with King. We rely on King to devote time and resources to the development, manufacturing and commercialization of Remoxy and other abuse-resistant drug candidates. King may develop or acquire drugs or drug candidates that compete for resources with our drug candidates that are subject to this strategic alliance. For instance, King has acquired a drug candidate for the acute pain market and has announced its intention to acquire another company that has abuse resistant technologies and an NDA in place with the FDA for an abuse resistant opioid. While we believe these drug candidates will not compete directly with our drug candidates being developed under the collaboration with King, there can be no assurance that King’s other drug candidates will become competitive with our drug candidates being developed under the collaboration with King. If King limits its time and resources devoted to the strategic alliance, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected.

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

We rely on Durect as the sole source provider of certain components of Remoxy and other abuse-resistant drug candidates, and will rely solely on Durect to produce commercial supplies of these components. Durect’s failure to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business. Durect may encounter manufacturing difficulties involving production yields, quality control and quality assurance. Durect is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with government regulations and corresponding foreign standards. We cannot control Durect’s compliance with these regulations and standards.

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

Although we were profitable in 2006, 2007 and the nine months ended September 30, 2008 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $112.7 million as of September 30, 2008. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Short selling is a form of speculation that allows an investor to sell stock that they do not own. In order to short sell a stock, an investor normally borrows shares from a third party and agrees to return these shares at some future date. “Naked” short selling occurs when a trader short sells a stock with no actual delivery of shares taking place to close the transaction. The legality of this practice is unclear. As of September 30, 2008, Nasdaq reported short interest of approximately 4.9 million shares in our common stock. We believe this amount may represent a significant percentage of our outstanding common stock available to borrow. Such short interest may also include a significant amount of naked short selling. Widespread naked short selling may increase volatility of our common stock and may have a significant, transient and highly negative impact on the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
4.1 (1)	Specimen Common Stock Certificate.
4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
4.3 (4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.

(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.

(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.

(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

/S/ PETER S. RODDY
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: October 29, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
4.1 (1)	Specimen Common Stock Certificate.
4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
4.3 (4)	Amendment to Preferred Stock Rights Agreement, dated as of September 27, 2006, between Registrant and Mellon Investor Services LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.

(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.

(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.

(4)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on September 27, 2006.