Form 10-K
period 2008-12-31
PAIN THERAPEUTICS INC
filed 2009-02-13
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $419,667,047 computed by reference to the last sales price of $7.90 as reported on the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2008.

The number of shares outstanding of the Registrant’s common stock on January 12, 2009 was 42,078,231.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

PAIN THERAPEUTICS, INC.

FORM 10-K

PART I

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	submission of additional non-clinical data to the U.S. Food and Drug Administration, or FDA, to support the potential approval of the New Drug Application, or NDA, for Remoxy®;

•	royalty, milestone or collaboration revenue we may receive from King Pharmaceuticals, Inc., or King, and other payments we may receive from our strategic alliances;

•	the duration of the development period for all four expected drug candidates under our collaboration with King;

•	anticipated clinical trials and preclinical studies;

•	potential sources of commercial supply of Remoxy and its components;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of the potential market for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing or fluctuations in our operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	estimates concerning the provision for (benefit from) income taxes and realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the possibility of the FDA requesting additional non-clinical data which would significantly delay or prevent the potential approval of Remoxy;

•

the successful development and commercialization of Remoxy and other drug candidates pursuant to our collaboration agreement with King and development of other drug candidates pursuant to our other collaboration agreements, and the continuation of such agreements;

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

•	the uncertainty of protection of our intellectual property rights or trade secrets;

•	potential infringement of the intellectual property rights of third parties;

•	pursuing in-license and acquisition opportunities;

•	maintenance or third party funding of our collaboration and license agreements;

•	hiring and retaining personnel; and

•	our financial position and our ability to obtain additional financing if necessary.

In addition, such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

Item 1.	Business

Overview

We are a biopharmaceutical company that develops novel drugs. In June 2008, we submitted an NDA for Remoxy with the FDA. In August 2008, we and King announced that an NDA for Remoxy was accepted by the FDA and granted Priority Review, which generally results in a reduction in the time for FDA review of an NDA from 12 months to approximately 6 months from the date of the NDA submission. In December 2008, we received a Complete Response Letter for our NDA for Remoxy in which the FDA determined that the NDA was not approved. The FDA indicated additional non-clinical data will be required to support the approval of REMOXY. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. We plan to meet with the FDA in the second quarter of 2009 regarding the NDA for Remoxy. We believe this FDA meeting will provide us with a more reliable context in which to make projections about Remoxy.

We also have the following investigational drug candidates in clinical programs:

•	PTI-202 and PTI-721, which are proprietary, abuse-resistant forms of opioid drugs.

•	A novel radio-labeled monoclonal antibody drug candidate to treat metastatic melanoma, a deadly form of skin cancer.

We and King are engaged in a strategic alliance to develop and commercialize Remoxy, PTI-202, PTI-721 and another abuse-resistant opioid painkiller. King is also obligated to fund certain development expenses incurred by us pursuant to the collaboration agreement.

Remoxy

Remoxy is a novel controlled-release oral capsule form of oxycodone in a highly viscous liquid formulation matrix that includes novel excipients. It is specifically formulated to help address issues of abuse and misuse of time-release oxycodone tablets. Sales of time-release oxycodone were estimated to be over $2.0 billion in 2008.

The analgesic action of extracts of the opium poppy plant has been known for millennia. In more recent decades, semi-synthetic opium derivatives, such as oxycodone, a generic drug in clinical use since the 1930’s, have become a standard of care for treating moderate-to-severe pain.

It is also well-known that medicinal opioids such as oxycodone can produce both analgesia and euphoria. The search for euphoric effects can lead to drug-seeking behavior, tolerance and dependence. In particular, rapid increases in plasma levels of oxycodone may lead to overdose, respiratory depression or death.

Opioid misuse and abuse are significant public health problems. The active drug ingredient in time-release oxycodone is oxycodone, an FDA approved substance for the relief of moderate to severe pain. Oxycodone is generally considered safe and effective when properly prescribed, dispensed and administered for legitimate medical purposes.

However, the U.S Drug Enforcement Administration, or DEA, has reported that time-release oxycodone tablet abuse has substantially increased since FDA approval of time-release oxycodone tablet abuse. Abusers can quickly and easily extract large amounts of oxycodone by simply breaking or crushing time-release oxycodone tablets. Doing so disrupts this time release mechanism and allows an abuser to immediately ingest, snort or inject a large dose of oxycodone that was originally intended to be slowly release over 12 hours. Rapid increases in plasma levels of oxycodone may lead to overdose, respiratory depression or death. Patients may mistakenly cut or crush the time-release oxycodone tablets, which may also lead to accidental overdose.

The Remoxy formulation is designed to resist common methods of chemical or physical manipulation. Remoxy’s capsule dosage form provides therapeutic drug levels of oxycodone on a twice-daily dosing schedule, while resisting the rapid increases in plasma levels of oxycodone associated with common methods of abuse and misuse. Its formulation also resists delivery by unapproved routes of administration, such as injection, snorting or inhalation.

Remoxy is intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse as well as the needs of pharmacists and the managed care healthcare system in the United States.

Other abuse resistant product candidates

We believe the abuse-resistant technology used in Remoxy is applicable to different oral opioid painkillers. Our strategic alliance with King includes three other product candidates. PTI-202 and PTI-721 have completed Phase I clinical trials. The active ingredients in PTI-202 and PTI-721 are opioids whose identities have not been announced. These Phase I clinical trials were designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of a single, oral dose of the drug candidates in healthy volunteers. We believe results also indicate these product candidates are safe and well-tolerated and their release profile appears well-suited to use with a chronic pain population. Like Remoxy, PTI-202 and PTI-721 are intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse. King made milestone payments to us of $5.0 million in 2008 in connection with the acceptance by the FDA of the investigational new drug application, or IND, for PTI-721 and $5.0 million in 2006 in connection with the acceptance by the FDA of the IND for PTI-202. We and King are also conducting pre-clinical development of a fourth product candidate.

Metastatic Melanoma

Our monoclonal antibody program, developed at Albert Einstein College of Medicine, is aimed at treating patients with metastatic melanoma. These monoclonal antibodies deliver lethal radiation to melanoma tumors. The technology may also have therapeutic uses outside of oncology, such as infectious diseases. We licensed exclusive worldwide commercial rights to this technology from Albert Einstein College of Medicine.

We believe that this antibody technology may enable clinicians to provide effective medical treatment for metastatic melanoma, a deadly form of skin cancer and that the specificity of this treatment may be effective against tumors without harming normal tissue.

In June 2008, we announced the successful completion of our first clinical study using the radio-labeled monoclonal antibody technology. The objectives of this study were to assess safety, pharmacokinetics and dosimetry. Top-line results of this clinical study indicate this antibody binds to melanoma tumor sites. No drug- related serious adverse events were observed in this study. In 2009, we plan to initiate a second clinical study in which patients will receive increasing amounts of the radio-labeled antibody. We expect to complete the second clinical study in the second half of 2009.

The antibody technology being developed for metastatic melanoma may also have therapeutic uses outside of oncology. We are conducting pre-clinical studies using this technology in certain infectious diseases. We plan to continue these pre-clinical studies in 2009.

Hemophilia

Our gene transfer program, developed at Stanford University, is aimed at correcting an underlying genetic defect in patients with hemophilia. Sometimes known as ‘the bleeding disease’, hemophilia affects 400,000 people worldwide with average treatments ranging between $60,000 and $150,000 per patient/year. We licensed this technology from Poetic Genetics, LLC, or Poetic. During 2008, we conducted a variety of pre-clinical studies with this technology. We expect to complete an animal study with this technology in 2009.

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

We also conduct basic research in collaboration with academic and other partners. Company sponsored research and development expenditures were $46.8 million, $47.7 million and $45.8 million in 2006, 2007, and 2008 respectively. We recorded contract revenue of $22.7 million, $42.7 million $29.4 million in 2006, 2007, and 2008 respectively, related to customer-sponsored research activities under our collaboration with King.

Our Intellectual Property

We seek to protect our technology by, among other methods, filing and prosecuting U.S. and foreign patents and patent applications with respect to our technology and products and their uses. The focus of our patent strategy is to secure and maintain intellectual property rights to technology for the following categories of our business:

•	the technology that forms the basis of Remoxy and our other abuse resistant drug candidates drug candidates;

•	the clinical use of an ultra-low-dose opioid antagonist, either alone or in combination with an opioid painkiller, for pain management and opioid and other addiction;

•	the use of an ultra-low-dose opioid antagonist to render opioid-based products more effective;

•	the clinical use of an ultra-low-dose opioid antagonist, either alone or in combination with any opioid painkiller, for the treatment of other conditions;

•	the clinical use of radio-labeled monoclonal antibodies for the treatment of metastatic melanoma and certain therapeutic uses outside of oncology;

•	the clinical uses of a unique gene integration system intended to treat hemophilia or pain;

•	the technologies or intellectual property related to our pre-clinical product candidates; and

•	the manufacture and use of our drug candidates.

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

Strategic Alliance with King Pharmaceuticals, Inc.

We have a collaboration agreement and a license agreement with King to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in 2005.

In 2008, we received $20.0 million in cumulative milestone payments from King for achieving clinical and regulatory milestones, including $15.0 million related to acceptance by the FDA of the NDA for Remoxy, and $5.0 million of acceptance by the FDA of the IND for PTI-721. In 2006, we received $5.0 million for the acceptance by the FDA of the IND for PTI-202. We could also receive from King up to $125.0 million in additional milestone payments in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement.

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

We formed a joint oversight committee, or JOC, with King to oversee drug development and commercialization strategies for the strategic alliance. Pursuant to the collaboration agreement in the strategic alliance, we retain sole control of drug development activities in the United States through Phase II clinical trials. We and King will jointly manage Phase III clinical trials and NDA submissions in the United States. King has responsibility for these development activities outside the United States. Upon regulatory approval, King will assume sole control and worldwide responsibility to exclusively commercialize abuse-resistant opioid drugs developed pursuant to the strategic alliance. We retain all development and commercial rights in Australia and New Zealand.

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

Formulation Agreement with Durect Corporation

We have an exclusive, worldwide licensing agreement with Durect Corporation, or Durect, to use a patented technology that forms the basis for a number of oral gel-cap drug candidates, including Remoxy. We have sub-licensed to King certain rights to develop and to commercialize Remoxy and certain other opioid drugs formulated in part with technology we licensed from Durect. Under the agreement with Durect, we control all of the preclinical, clinical, commercial manufacturing and sales/marketing activities for Remoxy and other abuse-resistant opioid painkillers. We reimburse Durect for formulation and related work, and make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. Durect will supply us with certain components of Remoxy and other abuse-resistant opioid painkillers on a cost-plus basis. We also are obligated to pay Durect royalties on any related drug sales. In turn, King is obligated to reimburse us for costs we incur under the agreement with Durect, including milestone payments and royalties.

Under our license agreement with King, we are obligated not to amend or terminate our agreement with Durect if an amendment or termination would alter the rights or obligations of King under the collaboration agreement or license agreement.

License of Technology from Albert Einstein College of Medicine

We have licensed certain technology, including antibody technology, from Albert Einstein College of Medicine. We have a worldwide exclusive license to the technology and all intellectual property rights arising from the technology. Pursuant to the agreements for the licensed technology, we are required to pay Albert Einstein College of Medicine clinical milestone payments and royalties based on a percentage of net drug sales. If a product is combined with a drug or other substance for which we are paying an additional royalty, the royalty that we pay to Albert Einstein College of Medicine will be reduced by up to one-half of the amount of such additional royalty.

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

License of Technology from Poetic Genetics, LLC

We have licensed novel gene integration technology from Poetic. We have worldwide commercial rights and all intellectual property rights arising from the technology in all indications in hemophilia and pain management. In connection with the license, we paid Poetic an undisclosed upfront fee and we are obliged to pay Poetic milestone payments of up to $4 million in the aggregate, based on clinical and regulatory progress, and a 4% royalty on net sales, or 6% if the first U.S. sale of a licensed product to treat hemophilia occurs before January 1, 2011.

Manufacturing

We do not own any manufacturing facilities. We plan to continue to outsource formulation, manufacturing and related activities.

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

We and King rely on Durect and other third-party manufacturers to formulate, manufacture, fill, label, ship or store Remoxy and other abuse-resistant drug candidates and their components. King is responsible for commercial manufacturing and supply of Remoxy. Remoxy and other product candidates under our strategic alliance with King are formulated using, in part, proprietary technology licensed from Durect. Remoxy uses bulk oxycodone supplied by Noramco, Inc.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state, statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require us to spend substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which our products may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. For example, on February 9, 2009, the FDA announced it had invited the sponsors of opioid drug products to a private meeting in March 2009 in order to begin the process of developing Risk Evaluation and Mitigation Strategies for opioid drugs. According to FDA’s announcement, opioid drugs affected by this announcement include both brand name and generic products that contain fentanyl, hydromorphone, methadone, morphine, oxycodone and oxymorphone.

Applicable FDA regulations require the filing of an NDA or a Biologic License Application, or BLA and approval by the FDA prior to commercialization of any of our drug candidates in the United States.

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

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. We submitted the results of preclinical tests to the FDA as part of our INDs prior to commencing clinical trials. We may be required to conduct additional toxicology studies.

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA has 180 days in which to review the NDA and respond to the applicant. The review process is typically extended for significant amounts of time by the FDA’s requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA’s evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either a Complete Response Letter indicating either an approval or may identify conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

If the FDA approves the NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional post marketing studies, or Phase IV clinical trials, to evaluate long-term effects of the approved drug.

The process for FDA approval of a BLA is similar to the process for FDA approval of an NDA.

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

Developments by competitors may render our drug candidates or technologies obsolete or non-competitive. We also compete with these companies for qualified personnel and opportunities for product acquisitions, joint ventures or other strategic alliances

Incorporation

We were incorporated in Delaware in May 1998.

Employees

As of December 31, 2008, we had 48 employees. We engage consultants from time to time to perform services on a per diem or hourly basis.

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

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In June 2008, we filed a New Drug Application, or NDA with the U.S. Food and Drug Administration, or FDA for our drug candidate Remoxy. In December 2008, we received a Complete Response Letter from the FDA for our NDA for Remoxy. The FDA indicated additional non-clinical data will be required to support the approval of REMOXY. We plan to meet with the FDA in the second quarter of 2009 regarding the NDA for Remoxy. We believe this FDA meeting will provide us with a more reliable context in which to make projections about Remoxy. If the FDA were to require additional data, providing such data may significantly delay the potential approval of Remoxy.

Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require us to conduct additional non-clinical studies, in which case we would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals would:

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. Even if the results of our Phase III clinical trials are positive, we may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before we can obtain FDA approval for any of our drug candidates.

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

Our clinical trials with Remoxy and our future clinical trials for other drug candidates for treatment of pain measure clinical symptoms, such as pain and physical dependence. These symptoms are not biologically measurable. The success of Remoxy and our other abuse resistant drug candidates in clinical trials depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

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

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. With the exception of our Special Protocol Assessment, or SPA, such as the one we completed with the FDA with respect to our Phase III clinical trial for Remoxy, these discussions are not binding obligations on the part of regulatory authorities.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. For example, on February 9, 2009, the FDA announced it had invited the sponsors of opioid drug products to a private meeting in March 2009 in order to begin the process of developing Risk Evaluation and Mitigation Strategies for opioid drugs. According to FDA’s announcement, opioid drugs affected by this announcement include both brand name and generic products that contain fentanyl, hydromorphone, methadone, morphine, oxycodone and oxymorphone. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drugs and our business could suffer.

Risks Relating to Commercialization

If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.

Even if the FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

•	perceptions by members of the healthcare community, including physicians, about the safety, effectiveness, and abuse resistant qualities of Remoxy;

•	perceptions by physicians regarding the cost benefit of the abuse resistant quality of Remoxy;

•	published studies demonstrating the cost-effectiveness of our drugs relative to competing products;

•	availability of reimbursement for our products from government or healthcare payers;

•	our ability to implement a risk management plan prior to the distribution of any Schedule II drug; and

•	effectiveness of marketing and distribution efforts by King, us and other licensees and distributors.

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

Pursuant to our strategic alliance with King, we jointly manage and prepare Phase III clinical trials and NDA submissions in the United States for Remoxy and other abuse-resistant drug candidates with King. We rely on King to devote time and resources to the development, manufacturing and commercialization of Remoxy and other abuse-resistant drug candidates. King may develop or acquire drugs or drug candidates that compete for resources with our drug candidates that are subject to this strategic alliance. For instance, King has acquired a drug candidate for the acute pain market and has acquired another company that has abuse resistant technologies and two NDAs in place with the FDA for abuse resistant opioids. While we believe these drug candidates will not compete directly with our drug candidates being developed under the collaboration with King, there can be no assurance that King’s other drug candidates will not become competitive with our drug candidates being developed under the collaboration with King. If King limits its time and resources devoted to the strategic alliance or fails to fund the continued development of PTI-202, PTI-721, or other abuse-resistant opioid potential products as required by our agreement with King, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under our collaboration agreement, their failure may jeopardize our rights under our license with Durect.

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

If we fail to maintain our collaboration agreements and licenses for Remoxy and other abuse-resistant drugs, we may have to reduce or delay our drug candidate development.

Our plan for developing, manufacturing and commercializing Remoxy and other abuse-resistant drugs currently requires us to successfully maintain our strategic alliance with King to advance our programs and provide funding to support our expenditures on Remoxy and other drug candidates and to maintain our license from Durect. If we are not able to maintain our existing strategic alliance with King or if King doesn’t provide the required funding under the strategic alliance, we may have to limit the size or scope of, or delay or abandon the development of Remoxy and other abuse-resistant drug candidates or undertake and fund development of these drug candidates ourselves and if we are unable to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products. If we elect to fund drug development efforts with respect to Remoxy and other abuse-resistant drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

We may not succeed at in-licensing drug candidates or technologies to expand our product pipeline.

We may not successfully in-license drug candidates or technologies to expand our product pipeline. The number of such candidates or technologies is limited. Competition among large pharmaceutical companies and biopharmaceutical companies for promising drug candidates or technologies is intense because such companies generally desire to expand their product pipelines through in-licensing. If we fail to carry out such in-licensing and expand our product pipeline, our potential future revenues may suffer.

Our collaborative agreements may not succeed or may give rise to disputes over intellectual property, disputes concerning the scope of collaboration activities or other issues.

Our strategy to focus on drug development requires us to enter into collaborative agreements with third parties, such as our strategic alliance with King and our license agreement with Durect. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations or disputes concerning the scope of collaboration activities. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect the success of our drug candidates, including:

•	the development of parallel products by our collaborators or by a competitor;

•	arrangements with collaborative partners that limit or preclude us from developing certain products or technologies;

•	premature termination of a collaborative or license agreement; or

•	failure by a collaborative partner to provide required funding or to devote sufficient resources to the development of or legal defense of our potential products.

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

Our ability to commercialize our drug candidates will depend on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Intellectual property rights in the areas of controlled-release oxycodone, antibodies, gene integration and more generally, in oncology, neurology, radiopharmaceutical technologies and gene therapy are complicated and are continuously evolving. Holders of patent rights in these areas may allege that the commercialization of Remoxy or our other drug candidates infringes such patent rights. While we believe that we would have valid defenses to any claim of infringement, there can be no assurance that these or other third party patents will not limit our ability to commercialize Remoxy or our other drug candidates.

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

•

redesigning our process so that it does not infringe the third-party intellectual property rights, which may not be possible, or which may require substantial time and expense including delays in bringing our own products to market. Such actions could harm our competitive position and our ability to generate revenue and could result in increased costs.

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

•

For certain of our drug candidates, the use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of our products before we may use the alternative manufacturer to produce our supplies.

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

We have expanded our research and development activities to include development of potential drug candidates for indications other than pain, such as metastatic melanoma and hemophilia. We completed a Phase I clinical trial of our drug candidate in metastatic melanoma in 2008, and plan to initiate another study in such indication. We have no history of developing metastatic melanoma or hemophilia drug candidates or manufacturing radiopharmaceuticals. We do not know whether any of our planned clinical trials in metastatic melanoma or hemophilia will result in marketable products. We do not anticipate that any drug candidates in these areas will reach the market for at least several years, if at all.

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

We and King rely solely on Durect to provide us with certain components of Remoxy and other abuse-resistant drug candidates and will continue to rely on Durect to produce commercial supplies of these components.

We and King rely on Durect as the sole source provider of certain components of Remoxy and other abuse-resistant drug candidates, and will rely solely on Durect to produce commercial supplies of these components. Durect’s failure to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business. Durect may encounter manufacturing difficulties involving production yields, quality control and quality assurance. Durect is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with government regulations and corresponding foreign standards. We cannot control Durect’s compliance with these regulations and standards.

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

Although we were profitable in 2006, 2007 and 2008 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $114.1 million as of December 31, 2008. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Short selling is a form of speculation that allows an investor to sell stock that they do not own. In order to short sell a stock, an investor normally borrows shares from a third party and agrees to return these shares at some future date. “Naked” short selling occurs when a trader short sells a stock with no actual delivery of shares taking place to close the transaction. The legality of this practice is unclear. As of January 15, 2009, Nasdaq reported short interest of approximately 4.9 million shares in our common stock. We believe this amount may represent a significant percentage of our outstanding common stock available to borrow. Such short interest may also include a significant amount of naked short selling. Widespread naked short selling may increase volatility of our common stock and may have a significant, transient and highly negative impact on the market price of our common stock.

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

We currently lease approximately 41,200 square feet of space in San Mateo and South San Francisco, California. All of our operations are located at our office space in San Mateo. We believe that our facilities are adequate and suitable for our current needs.

Item 3.	Legal Proceedings

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “PTIE.” The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Sales Prices
	High	Low
Fiscal 2007:
First Quarter	$9.20	$7.00
Second Quarter	$9.00	$7.54
Third Quarter	$9.86	$8.20
Fourth Quarter	$11.50	$9.35
Fiscal 2008:
First Quarter	$10.73	$7.48
Second Quarter	$8.86	$6.80
Third Quarter	$10.32	$7.35
Fourth Quarter	$10.09	$5.50

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 12, 2009, there were approximately 72 holders of record of our common stock.

Performance Graph

The following line graph compares the percentage change in the cumulative return to the stockholders of the our common stock with the cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period commencing December 31, 2003.

*	The graph assumes that $100 was invested on 12/31/03 in our common stock or index and that all dividends were reinvested. We have not declared or paid any dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data (in thousands except per share data)

The following selected financial data should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. The selected balance sheet data at December 31, 2008 and 2007 and the selected statement of operations data for each year ended December 31, 2008, 2007, and 2006 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheets data at December 31, 2006, 2005, and 2004 and the statements of operations for each year ended December 31, 2005 and 2004 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
	2008 (1)	2007 (1)	2006 (1)	2005	2004
Statement of operations data:
Collaboration revenue	$29,377	$42,746	$22,717	$1,368	$—
Program fee revenue	14,348	23,238	26,201	3,712	—
Milestone revenue	20,000	—	5,000	—	—

Total revenue	63,725	65,984	53,918	5,080	—
Research and development expense	45,817	47,730	46,803	32,938	35,093
General and administrative expense	9,196	8,085	7,668	4,859	3,868

Total operating expenses	55,013	55,815	54,471	37,797	38,961

Operating income (loss)	8,712	10,169	(553)	(32,717)	(38,961)
Interest and other income, net	6,018	10,136	9,668	2,047	1,185

Income (loss) before provision for (benefit from) income taxes	14,730	20,305	9,115	(30,670)	(37,776)
Provision for (benefit from) income taxes	(617)	—	2,927	—	—

Net income (loss)	$15,347	$20,305	$6,188	$(30,670)	$(37,776)

Net income (loss) per share:
Basic	$0.36	$0.46	$0.14	$(0.70)	$(1.01)

Diluted	$0.35	$0.44	$0.14	$(0.70)	$(1.01)

Weighted average shares used in computing net income (loss) per share:
Basic	42,252	44,150	44,146	43,795	37,267

Diluted	43,857	45,676	45,475	43,795	37,267

	December 31,
	2008	2007	2006	2005	2004
Balance sheet data:
Cash and cash equivalents	$153,158	$86,567	$16,386	$95,651	$1,379
Marketable securities	36,937	118,504	188,014	117,001	98,018
Working capital	170,522	184,717	170,460	181,817	91,860
Total assets	193,436	207,625	208,456	215,795	101,192
Deferred program fee revenue	82,502	96,849	120,087	146,288	—
Total liabilities	89,150	103,711	130,541	152,435	7,796
Total stockholders’ equity	104,286	103,914	77,915	63,360	93,396

(1)	Includes stock option expense after adoption of the Financial Statement Accounting Board, Statement No. 123R on January 1, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company that develops novel drugs. In June 2008, we filed an NDA for Remoxy with the FDA. In August 2008, we and King announced that an NDA for Remoxy was accepted by the FDA and granted Priority Review. A Priority Review generally results in a reduction in the time for FDA review of an NDA from 12 months to approximately 6 months from the date of the NDA submission. In December 2008, we received a Complete Response Letter for our NDA for Remoxy in which the FDA determined that the NDA was not approved. The FDA indicated additional non-clinical data will be required to support the approval of REMOXY. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. We plan to meet with the FDA in the second quarter of 2009 regarding the NDA for Remoxy. We believe this FDA meeting will provide us with a more reliable context in which to make projections about Remoxy.

We also have the following investigational drug candidates in clinical programs:

•	PTI-202 and PTI-721, which are proprietary, abuse-resistant forms of opioid drugs.

•	A novel radio-labeled monoclonal antibody drug candidate to treat metastatic melanoma, a deadly form of skin cancer.

We and King are engaged in a strategic alliance to develop and commercialize Remoxy, PTI-202, PTI-721 and another abuse-resistant opioid painkiller. King is also obligated to fund development expenses incurred by us pursuant to the collaboration agreement.

All of our collaboration, contract and milestone revenues are recognized pursuant to our strategic alliance with King. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in 2005. King made milestone payments to us of $15.0 million related to acceptance by the FDA of the NDA for Remoxy and $5.0 million in 2008 in connection with the acceptance by the FDA of the investigational new drug application, or IND for PTI-721 and $5.0 million in 2006 in connection with the acceptance by the FDA of the IND for PTI-202.

We could also receive from King up to $125.0 million in additional milestone payments in the course of clinical development of Remoxy, PTI-202, PTI-721 and other abuse-resistant opioid painkillers under the strategic alliance. Subject to certain limitations, King is also obligated to fund certain development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

Although we were profitable in 2006, 2007 and 2008 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through December 31, 2008, we have recorded an accumulated deficit of approximately $114.1 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on the research and development of opioid drugs for the treatment of pain. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years Ended December 31,
	2008	2007	2006
Compensation	$15,117	$11,126	$9,746
Contractor fees (1)	22,112	26,405	30,367
Supplies (2)	3,668	6,325	4,317
Other common costs (3)	4,920	3,874	2,373

	$45,817	$47,730	$46,803

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

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

We are developing a novel antibody technology that may transform how metastatic melanoma is treated. We spent approximately $2.8, $3.2 million and $3.0 million on this technology, primarily in contractor fees and supplies, during 2008, 2007 and 2006, respectively. In 2007, we announced that we licensed certain technology and are developing this technology for hemophilia and pain management. We spent approximately $6.0 and $1.0 million, primarily in contractor fees and supplies during 2008 and 2007 on this technology.

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

•

Stock-based compensation. The Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, requires companies to recognize expense in the income statement for the fair value of all share-based payments to employees and directors, including grants of employee stock options and other share based awards. We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. We record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. We use the Black-Scholes option valuation model, or Black-Scholes and use the single-option award approach and straight-line attribution method for stock options granted since January 1, 2006. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. The value of these awards is the product of the number of shares of our common stock to be issued under the award multiplied by the fair market value of a share of our common stock on the date of grant. These awards include future performance conditions. We estimate an implicit service period for achieving these performance conditions. Performance Awards vest and common stock is issued on achieving performance conditions. We recognize stock-based compensation expense for Performance Awards when we conclude that achieving a performance condition is probable, consistent with FASB Statement No. 5, Accounting for Contingencies. We periodically review and update as appropriate our estimates of the implicit service periods and the likelihood of achieving the performance conditions.

•

Revenue recognition and deferred program fee revenue. In connection with our strategic alliance with King we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. Of those drug candidates, Remoxy has completed a Phase III clinical trial, one drug candidate is in Phase I clinical trials and two potential drug candidates are at the pre-clinical stage. We currently estimate the development period for all four expected drug candidates to extend through September 2014. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. For example, in the fourth quarter of 2007 we determined that the development period should be extended from the third quarter of 2011 based upon recent clinical developments and updated communications with King regarding product development plans. Collaboration revenues from reimbursement of development expenses are generally recognized when King has completed its review of the expenses invoiced to them. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

•

Taxes. We make estimates and judgments in determining our provision for (benefit from) income taxes. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $1.9 million of net deferred tax assets recognized on our balance sheet included in other assets as of December 31, 2008, we offset the net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Years Ended December 31, 2008 and 2007

Revenue—Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of this upfront fee were 14.3 million and $23.2 million in the years ended December 31, 2008 and 2007, respectively. The decrease of $8.9 million from 2007 to 2008 is due to the extension of the development period over which we recognize the program fee revenue in the fourth quarter of 2007 based upon recent clinical developments and communications with King regarding product development plans. We expect to recognize the rest of the program fee ratably over our estimate of the remainder of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014.

Revenue—Collaboration revenue

Collaboration revenues were $29.4 million and $42.7 million in the years ended December 31, 2008 and 2007, respectively. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. The decrease of $13.3 million in 2008 was primarily because 2007 revenue included recognition of approximately $10.4 million in costs incurred by us between September and December 2006 that were subject to completion of King’s review. King reviewed and paid for these expenses in 2007. We incurred expenses of $3.8 million in 2007, which were reimbursement by King in 2008. We incurred expenses of $1.1 million in 2008 for which we expect King to complete their review and to reimburse us in 2009.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses, as well as the timing of completion of King’s review of submitted expenses.

Revenue—Milestone revenue

Milestone revenue was $20.0 million in the year ended December 31, 2008. King made a milestone payments of $15.0 million to us on acceptance of the NDA for Remoxy by the FDA and $5.0 million in connection with the acceptance by the FDA of the IND for PTI-202.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expense decreased to $45.8 million from $47.7 million in the years ended December 31, 2008 and 2007, respectively. The decrease was primarily due to decreases in clinical and development activities for Remoxy partially offset by increased activities in metastatic melanoma, hemophilia and other projects. Research and development expenses included non-cash stock related compensation costs of $6.1 million and $3.7 million in the twelve months ended December 31, 2008 and 2007, respectively. Non-cash stock related compensation costs in 2008 included $1.7 million associated with vesting of Performance Awards.

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including current and potential clinical trials for our other abuse-resistant drug candidates, as well as further clinical development of our product candidates in metastatic melanoma and hemophilia. King is obligated to reimburse development expenses for our abuse-resistant drug candidates pursuant to our collaboration. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses increased to $9.2 million from $8.1 million in the years ended December 31, 2008 and 2007, respectively. The increase was primarily due to increases in non-cash stock-related compensation costs. General and administrative expenses included non-cash stock related compensation costs of $4.1 million and $2.6 million in the twelve months ended December 31, 2008 and 2007, respectively. Non-cash stock related compensation costs in 2008 included $1.6 million associated with vesting of Performance Awards. We expect general and administrative expenses to increase over the next several years in connection with support of precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income, Net

Interest and other income, net, decreased to $6.0 million from $10.1 million for the years ended December 31, 2008 and 2007, respectively, primarily due to decreases in prevailing interest rates on investments in marketable securities and, to a lesser extent, decreased average balances of marketable securities. We expect our interest income to decrease in the future as we use cash to fund our operations.

Benefit from Income Taxes

In 2008 we had an income tax benefit of $0.6 million comprised of a federal tax benefit of $0.8 million, net of a provision for state taxes of $0.2 million. The federal income tax benefit is primarily due to the recognition in 2008 of previously generated net operating losses and tax credits. We did not provide for income taxes in 2007 because we did not have taxable income in 2007, primarily due to all of our program fee revenue having been recognized for tax purposes in prior years.

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

Revenue—Collaboration revenue

Collaboration revenues were $42.7 million and $22.7 million in the years ended December 31, 2007 and 2006, respectively. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. The increase of $20.0 million in 2007 was primarily because in 2006 we deferred recognition of approximately $10.4 million in costs incurred by us between September and December 2006 that were subject to completion of King’s review. King reviewed and paid for these expenses in 2007. We incurred expenses of $3.8 million in 2007 for which King completed their review and reimbursed us in 2008.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under our strategic alliance with King, and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2008, cash, cash equivalents and marketable securities were $190.1 million.

Net cash provided by operating activities was $11.2 million for the year ended December 31, 2008 compared to net cash provided by operating activities of $2.2 million for the year ended December 31, 2007. The change was primarily due to the increase in 2008 of $20.0 million received in milestone payments offset in part by a $13.3 million decrease in collaboration revenue.

Net cash provided by investing activities was $80.2 million in the year ended December 31, 2008 and $69.1 million for the year ended December 31, 2007. Investing activities for both years consisted primarily of the purchase and sale of marketable securities. Our investing activities to purchase property, equipment and leasehold improvements used no cash for the year ended December 31, 2008 and $0.7 million for the year ended December 31, 2007. In the year ended December 31, 2008, we wrote-off our property, equipment and leasehold improvements and accumulated depreciation and amortization related to our lease of office space in South San Francisco because we no longer use that office space. We expect to continue to invest in our infrastructure to support our operations.

Net cash used in financing activities was $24.8 million in the year ended December 31, 2008 and $1.1 million in the year ended December 31, 2007. In 2008, we completed a stock buyback plan for the repurchase of up to $30.0 million of our common stock. We used cash of $26.2 million in 2008 and $3.8 million in 2007 to purchase our common stock on the open market. Other cash from financing activities in both 2008 and 2007 consisted primarily of proceeds received from the issuance of our common stock pursuant to stock option exercises and stock purchased by employees pursuant to our 2000 Employee Stock Purchase Plan.

We have $43.5 million of total deferred tax assets at December 31, 2008. Realization of these deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it is more likely than not that such deferred tax assets will not be realized. Accordingly, except for $1.9 million of deferred tax assets included in other assets as of December 31, 2008, we offset the deferred tax asset with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or Interpretation 48 liabilities. Our net Interpretation 48 liability at December 31, 2008 does not result in a material contractual obligation.

We currently lease approximately 41,200 square feet of general office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments for our leases are as follows for the years ended December 31, (in thousands):

	2009	2010	2011	2012	Total
Future minimum lease payments	$743	$713	$570	$339	$2,365

We believe that our facilities are adequate and suitable for our current needs.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2008. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $114.1 million at December 31, 2008. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2008 by approximately $0.1 million. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2008, our investments consisted of investments in corporate and government notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

San Jose, California

February 11, 2009

PAIN THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$153,158	$86,567
Marketable securities	36,937	118,504
Other current assets	541	303

Total current assets	190,636	205,374
Property and equipment, net	774	1,607
Other assets	2,026	644

Total assets	$193,436	$207,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,216	$3,624
Accrued development expense	1,029	817
Deferred program fee revenue—current portion	14,348	14,348
Other accrued liabilities	2,521	1,868

Total current liabilities	20,114	20,657

Non-current liabilities
Deferred program fee revenue—non-current portion	68,154	82,501
Deferred tax liabilities	882	553

Total liabilities	89,150	103,711
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 42,068,752 and 44,305,103 shares issued and outstanding in 2008 and 2007, respectively	42	44
Additional paid-in-capital	218,021	221,415
Accumulated other comprehensive income	325	584
Accumulated deficit	(114,102)	(118,129)

Total stockholders’ equity	104,286	103,914

Total liabilities and stockholders’ equity	$193,436	$207,625

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Years ended December 31,
	2008	2007	2006
Revenue
Collaboration revenue	$29,377	$42,746	$22,717
Program fee revenue	14,348	23,238	26,201
Milestone revenue	20,000	—	5,000

Total revenue	63,725	65,984	53,918
Operating expenses
Research and development	45,817	47,730	46,803
General and administrative	9,196	8,085	7,668

Total operating expenses	55,013	55,815	54,471

Operating income (loss)	8,712	10,169	(553)

Interest and other income, net	6,018	10,136	9,668

Income before provision for (benefit from) income taxes	14,730	20,305	9,115
Provision for (benefit from) income taxes	(617)	—	2,927

Net income	$15,347	$20,305	$6,188

Net income per share
Basic	$0.36	$0.46	$0.14

Diluted	$0.35	$0.44	$0.14

Weighted-average shares used in computing net income per share
Basic	42,252	44,150	44,146

Diluted	43,857	45,676	45,475

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2005	43,936,088	$44	$206,489	$(479)	$(142,694)	$63,360
Issuance of common stock pursuant to exercise of stock options	304,180	—	1,312	—	—	1,312
Issuance of common stock related to employee stock purchase plan	73,735	—	330	—	—	330
Compensation with respect to non-employee option grants	—	—	242	—	—	242
Compensation with respect to employee option grants	—	—	6,228	—	—	6,228
Tax benefits from the exercise of options	—	—	148	—	—	148
Net unrealized gains on investment in marketable securities	—	—	—	107	—	107
Net income	—	—	—	—	6,188	6,188

Comprehensive income						6,295

Balance at December 31, 2006	44,314,003	44	214,749	(372)	(136,506)	77,915
Issuance of common stock pursuant to exercise of stock options	400,442	—	2,284	—	—	2,284
Issuance of common stock related to employee stock purchase plan	71,358	—	368	—	—	368
Compensation with respect to non-employee option grants	—	—	437	—	—	437
Compensation with respect to employee option grants	—	—	5,857	—	—	5,857
Accrued sabbatical benefits	—	—	—	—	(415)	(415)
Purchase of stock pursuant to the stock repurchase plan	(480,700)	—	(2,280)	—	(1,513)	(3,793)
Net unrealized gains on investment in marketable securities	—	—	—	956	—	956
Net income	—	—	—	—	20,305	20,305

Comprehensive income						21,261

Balance at December 31, 2007	44,305,103	44	221,415	584	(118,129)	103,914
Issuance of common stock pursuant to exercise of stock options	819,058	1	638	—	—	639
Issuance of common stock related to employee stock purchase plan	73,354	—	462	—	—	462
Compensation with respect to non-employee option grants	—	—	128	—	—	128
Compensation with respect to employee option grants and share based awards	—	—	10,077	—	—	10,077
Purchase of stock pursuant to the stock repurchase plan	(3,128,763)	(3)	(14,884)	—	(11,320)	(26,207)
Tax benefits from the exercise of options	—	—	185	—	—	185
Net unrealized losses on investments in marketable securities	—	—	—	(259)	—	(259)
Net income	—	—	—	—	15,347	15,347

Comprehensive income						15,088

Balance at December 31, 2008	42,068,752	$42	$218,021	$325	$(114,102)	$104,286

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$15,347	$20,305	$6,188
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock based compensation	10,205	6,294	6,470
Depreciation and amortization	452	356	345
Non-cash net interest income	1,073	679	(1,858)
Loss on disposal of property and equipment	381	—	38
Changes in operating assets and liabilities:
Deferred program fee revenue	(14,348)	(23,238)	(26,201)
Other current assets	(238)	2,411	(1,202)
Other assets	(1,060)	(86)	—
Accounts payable	(1,408)	2,639	(13)
Accrued development expense	212	(4,960)	1,316
Income taxes payable	—	(2,779)	2,779
Tax benefits from equity-based compensation plans	185	—	148
Excess tax benefits from equity-based compensation plans	(298)	—	(62)
Other accrued liabilities	660	610	225

Net cash provided by (used in) operating activities	11,163	2,231	(11,827)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	—	(696)	(94)
Purchase of marketable securities	(2,122)	(138,394)	(136,119)
Sales of marketable securities	52,887	199,681	27,261
Maturities of marketable securities	29,471	8,500	39,810

Net cash provided by (used in) investing activities	80,236	69,091	(69,142)

Cash flows provided by (used in) financing activities:
Excess tax benefits from equity-based compensation plans	298	—	62
Proceeds from issuance of common stock, net	1,101	2,652	1,642
Purchase of stock pursuant to the stock repurchase plan	(26,207)	(3,793)	—

Net cash provided by (used in) financing activities	(24,808)	(1,141)	1,704

Net increase (decrease) in cash and cash equivalents	66,591	70,181	(79,265)
Cash and cash equivalents at beginning of the year	86,567	16,386	95,651

Cash and cash equivalents at end of the year	$153,158	$86,567	$16,386

Supplemental cash flow information:
Cash paid for income taxes	$—	$2,800	$—

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Business

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs. We have four drug candidates in clinical programs, including Remoxy, PTI-202, PTI-721 and a novel radio-labeled monoclonal antibody to treat metastatic melanoma. We are also working on a new treatment for patients with hemophilia.

Although we were profitable in 2006, 2007 and 2008 based on payments from King Pharmaceuticals, Inc., or King, and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

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

In November 2005, we and King announced a strategic alliance to develop and commercialize Remoxy and up to three other abuse-resistant opioid painkillers. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. In the fourth quarter of 2007 we determined that the development period should be extended from the third quarter of 2011 based upon recent clinical developments and communications to us from King regarding King’s development plans and forecast expenditures. Deferred program fee revenue represents the amount of the upfront payment that has not been recognized as revenue to date.

Collaboration revenues from reimbursement of development expenses are generally recognized when King has completed its review of the expenses invoiced to them.

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

Marketable Securities and Fair Value Measurements

Our marketable securities are held as “available-for-sale” pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We classify these investments as current assets and carry them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income. We recognize all realized gains and losses on our available-for-sale securities in interest and other income in the accompanying statement of operations. Our marketable securities are maintained at one financial institution and are governed by our investment policy as approved by our Board of Directors.

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

We adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”, or SFAS 159, on January 1, 2008. Under this statement, an entity may elect to use fair value to measure eligible items. We adopted SFAS 159 by electing not to apply the fair value election of SFAS 159. The adoption of this statement did not have an impact on our results of operations or financial condition.

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

Stock Based Compensation

The Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, requires companies to recognize expense in the income statement for the fair value of all share-based payments to employees and directors, including grants of employee stock options and other share based awards. We adopted SFAS 123R on January 1, 2006 using the modified-prospective transition method. We record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. We use the Black-Scholes option valuation model, or Black-Scholes and use the single-option award approach and straight-line attribution method for stock options granted since January 1, 2006. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

We have granted share-based awards that vest upon achievement of certain performance criteria, or performance awards. The value of these performance awards is the product of the number of shares of our common stock to be issued under the award multiplied by the fair market value of a share of our common stock

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

on the date of grant. These performance awards include future performance conditions. We estimate an implicit service period for achieving these performance conditions. Performance awards vest and common stock is issued on achieving performance conditions. We recognize stock-based compensation expense for performance awards when we conclude that achieving a performance condition is probable, consistent with FASB Statement No. 5, Accounting for Contingencies, or SFAS5. We periodically review and update as appropriate our estimates of the implicit service periods and the likelihood of achieving the performance conditions.

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

The numerators and denominators in the calculation of basic and diluted net income per share were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Numerators:
Net income	$15,347	$20,305	$6,188
Denominator
Weighted average shares used to compute basic net income per share	42,252	44,150	44,146
Effect of dilutive securities:
Dilution from employee stock plans	1,605	1,393	1,196
Dilution from warrants	—	133	133

Potential dilutive common shares	1,605	1,526	1,329

Weighted average shares used to compute diluted net income per share	43,857	45,676	45,475

Net income per share:
Basic	$0.36	$0.46	$0.14

Diluted	$0.35	$0.44	$0.14

In 2008, 2007, and 2006, we excluded 5.1 million, 3.2 million and 2.2 million shares from diluted net income per share, respectively, as the option exercise price was greater than the average market price per share and the effect would be anti-dilutive.

Comprehensive Income

Comprehensive income is comprised of net income and unrealized holding gains and losses on available-for-sale securities as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net income	$15,347	$20,305	$6,188
Other comprehensive income (loss)	(259)	956	107

Comprehensive income	$15,088	$21,261	$6,295

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Income Taxes

We make estimates and judgments in determining our provision for (benefit from) income taxes. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $1.9 million of deferred tax assets included in other assets as of December 31, 2008, we offset the net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

3. Collaboration Agreements

King Pharmaceuticals, Inc.

In November 2005, we and King announced a strategic alliance to develop and commercialize Remoxy and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in December 2005, of which $14.3 million, $23.2 million, and $26.2 million were recorded as program fee revenue for the year ended December 31, 2008, 2007 and 2006, respectively. The strategic alliance provides for us to receive from King up to $150.0 million in milestone payments in the course of clinical development of Remoxy and other abuse-resistant opioid painkillers, of which we received $5.0 million in milestone revenue in the year ended December 31, 2006 and $20.0 million in the year ended December 31, 2008. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement, of which $29.4 million, $42.7 million, and $22.7 million was recorded as collaboration revenue for the year ended December 31, 2008, 2007 and 2006 , respectively. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Accrued Interest	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2008
Cash and cash equivalents:
Money market securities	$153,060	$98	$—	$—	$153,158

	153,060	98	—	—	153,158

Marketable securities available-for-sale:
U.S. government and agency obligations	8,016	79	233	—	8,328
Corporate obligations	25,348	540	98	(1)	25,985
Asset-backed securities	2,624	5	—	(5)	2,624

	35,988	624	331	(6)	36,937

	$189,048	$722	$331	$(6)	$190,095

December 31, 2007
Cash and cash equivalents:
Money market securities	$86,344	$224	$—	$(1)	$86,567

	86,344	224	—	(1)	86,567

Marketable securities available-for-sale:
U.S. government and agency obligations	20,836	350	133	—	21,319
Corporate obligations	47,760	749	294	(12)	48,791
Asset-backed securities	48,068	156	170	—	48,394

	116,664	1,255	597	(12)	118,504

	$203,008	$1,479	$597	$(13)	$205,071

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

The gross realized losses and gains on the sale of available-for-sale securities during the years ended December 31, 2008, 2007 and 2006 were not material.

The contractual maturities of our cash equivalents and marketable securities at December 31, 2008 were less than one year.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table presents our assets measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Total
Money market fund	$—	$153,158	153,158
U.S. government and agency obligations	—	8,328	8,328
Corporate obligations	—	28,609	28,609

	$—	$190,095	$190,095

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Furniture, fixtures and equipment	$672	$1,182
Computers and software	—	94
Leasehold improvement	658	2,546

	1,330	3,822
Accumulated depreciation and amortization	(556)	(2,215)

	$774	$1,607

In the year ended December 31, 2008, we wrote-off our property, equipment and leasehold improvements and related accumulated depreciation and amortization related to our lease of office space in South San Francisco because we no longer use that office space. Depreciation and amortization expenses were $452,000, $356,000 and $345,000 in 2008, 2007 and 2006, respectively.

6. Stockholders’ Equity and Stock-Based Compensation

Common Stock

The shelf registration statements we filed with the Securities and Exchange Commission in 2005 and 2003 expired unused in 2008.

Preferred Stock

Our Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

We have a stockholder rights plan designed to guard against partial tender offers and other coercive tactics to gain control of the Company without offering a fair and adequate price and terms to all of the Company’s stockholders. Pursuant to the stockholder rights plan, our Board of Directors declared and paid a dividend of one right to purchase one one-thousandth share of the Company’s Series A Participating Preferred Stock for each outstanding share of our common stock. Each of these rights entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment at any time.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

We recognized $10.2 million, $6.3 million and $6.5 million in stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of December 31, 2008 of $14.1 million over the weighted average remaining recognition period of 2.7 years. If all outstanding LTIP awards vest, we would recognize an additional $13.8 million over the remaining recognition period of 3.6 years.

2008 Equity Incentive Plan and 1998 Stock Plan

In 2008, our stockholders approved the 2008 Equity Incentive Plan, or 2008 Equity Plan, to replace the 1998 Stock Plan. The 1998 Stock Plan terminated in 2008. Under the 2008 Equity Plan, our employees, directors and consultants may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees. Through December 31, 2008 a total of 22,600,000 shares of common stock were authorized for issuance under the 2008 Equity Plan and the 1998 Stock Plan. The 2008 Equity Plan was established with a 10-year duration and terminates in 2018.

Our Board of Directors or a designated Committee of the Board is responsible for administration of the 2008 Equity Plan and the 1998 Stock Plan and determines the terms and conditions of each option granted, consistent with the terms of the plan. Incentive stock options may be granted at a price not less than 100% of the fair market value of the stock on the date of grant (not less than 110% of the fair market value on the date of grant in the case of holders of more than 10% of our voting stock). Options granted under the 2008 Equity Plan and the 1998 Stock Plan generally expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of our voting stock). Forfeited options become available for reissuance under the 2008 Equity Plan.

The 2008 Equity Plan also provides for the automatic grant of options to purchase shares of common stock to outside directors. On the date of each annual stockholders’ meeting, each outside director is automatically granted an option to purchase 25,000 shares of common stock. The term of the option is ten years, the exercise price is 100% of the fair market value of the stock on the date of grant, and the option becomes exercisable as to 25% of the shares on the anniversary of its date of grant provided the optionee continues to serve as a director on such dates.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following summarizes stock option activity for the years ended December 31, 2008, 2007 and 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding as of December 31, 2005	6,993,492	$6.74
Granted	1,617,200	$8.35
Exercised	(304,180)	$4.31
Forfeited	(93,527)	$8.56

Options outstanding as of December 31, 2006	8,212,985	$7.12
Granted	2,263,400	$9.01
Exercised	(400,442)	$5.70
Forfeited	(78,197)	$8.06

Options outstanding as of December 31, 2007	9,997,746	$7.60	6.93	$30.9

Granted	1,835,600	$7.37
Exercised	(284,308)	$6.44
Forfeited	(91,223)	$8.64

Options outstanding as of December 31, 2008	11,457,815	$7.58	6.52	$1.8

Vested and expected to vest at December 31, 2008	11,188,544	$7.57	6.46	$1.8

Exercisable at December 31, 2008	7,484,079	$7.33	5.35	$1.7

The pre-tax intrinsic value of options exercised was approximately $4.1 million in 2008, $1.6 million in 2007 and $1.5 million in 2006, calculated by multiplying options exercised each year by the difference between our stock price on the date of exercise and the exercise price of the options. Shares reserved for issuance and available for grant under the 2008 Equity Incentive Plan were 5,868,485 as of December 31, 2008 and 1,488,436 under our 1998 Stock Plan as of December and 2007.

The following summarizes information about stock options outstanding at December 31, 2008:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$ 0.10—$ 6.71	2,735,709	5.71	$5.52	2,167,853	$5.37
6.82— 7.51	3,095,013	6.33	7.23	1,990,253	7.09
7.60— 8.25	2,767,144	7.10	8.04	1,702,747	7.94
8.32— 10.53	2,704,949	7.23	9.10	1,468,226	8.90
14.13— 18.63	155,000	1.84	16.30	155,000	16.30

$ 0.10—$18.63	11,457,815	6.52	$7.58	7,484,079	$7.33

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Determining the Fair Value of Options

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees and directors during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Volatility	48% to 54%	60% to 67%	68% to 74%
Risk-free interest rates	2% to 4%	4% to 5%	5%
Expected life of option	5 years	5 years	5 years
Dividend yield	—	—	—

Our volatility assumption is based on reviews of the historical volatility of our common stock. Our risk-free interest rate assumption is based on yields of US treasury notes in effect at the date of grant. Our expected life of options granted assumption is based on actual historical option exercises. Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $7.37 for the year ended December 31, 2008 and $5.16 for the years ended December 31, 2007 and 2006. In 2006, 2007 and 2008 we used an expected forfeiture rate of 5%. Our estimated expected forfeiture rate is based on historical cancellations of options.

We estimate the fair value of stock options granted to non-employees using forward-looking assumptions similar to those used for stock options granted to employees and directors and appropriate for the terms underlying the stock options granted to non-employees. We re-measure the compensation expense for options granted to non-employees over the related vesting period. The expense related to stock options granted to non-employees was approximately $0.1 million, $0.4 million, and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Performance Awards

We granted performance awards in 2008 for 2.0 million shares. The total value of these performance awards was $17.1 million. In connection with FDA acceptance for filing of the NDA for Remoxy, 0.4 million of these performance awards vested. We recognized related stock-based compensation expense of $1.7 million in research and development expenses and $1.6 million in general and administrative expenses. If the remaining 1.6 million shares of performance awards do not vest within four years of the date of grant, the awards expire and the underlying shares are returned to the 2008 Equity Incentive Plan.

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, or the Purchase Plan, eligible employees may purchase common stock through payroll deductions of up to 15% of the employee’s compensation. The purchase price of the stock is generally 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. A total of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan. Shares reserved for issuance under the Purchase Plan may be automatically increased each year by the amount equal to the lesser of (i) 500,000 shares, (ii) 1% of the initially outstanding shares of common stock on such date, or (iii) an amount determined by our Board of Directors. We have issued 494,957 shares of common stock pursuant to the Purchase Plan through December 31, 2008, leaving 255,043 shares reserved for issuance.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of purchase rights granted was $6.31, $6.62, and $2.15 in 2008, 2007 and 2006, respectively, calculated using Black-Scholes with an expected life of 1 year in 2008, 2007 and 2006 with no dividend yield. We assumed volatility was 40% to 49% in 2008, 34% in 2007, and 55% in 2006. We used risk free interest rates of 1% to 2% in 2008, 5% in 2007, and 5% in 2006. The expense related to the Employee Stock Purchase Plan was $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Repurchase Program

Under a stock repurchase program approved by our Board of Directors in March 2007 and extended in March 2008, we completed the repurchase of $30.0 million of our common stock during the year ended December 31, 2008. We used the par value method of accounting for our stock repurchases. The excess of the cost of the shares acquired over the par value is allocated to additional paid-in capital based on the weighted average sales price per issued share with the remainder charged to accumulated deficit.

Warrants

As of December 31, 2008, we have no outstanding exercisable warrants.

7. Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2008, we have not made any matching contributions.

8. Accounting for Sabbatical Leave

On January 1, 2007 we adopted EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences,” and recorded a one-time charge of $0.4 million to accumulated deficit for sabbatical leave as a cumulative effect of a change in accounting principle. Our expense for sabbatical leave was immaterial for the year ended December 31, 2007 and 2008.

9. Income Taxes

We had taxable income for 2008 primarily due to the combination of milestone payments we received from King and interest income. We reduced our expected tax for 2008 with a combination of net operating losses and tax credits earned from prior years.

In 2005, King made an upfront cash payment of $150.0 million to us in connection with our strategic alliance. We recognized as revenue for tax purposes $3.7 million and $146.3 million of the upfront cash payment in 2005 and 2006, respectively. We had taxable income for 2006 primarily due to the recognition in 2006 of the $146.3 million of the upfront cash payment. We reduced our expected tax for 2006 with deductions related to a combination of our net operating losses and tax credits from prior years. While we continued to recognize program fee revenue in our income statement for 2008 and 2007 for the recognition of the upfront cash payment, this program fee revenue is excluded from our taxable income for 2008 and 2007. This exclusion combined with other differences between our income before income taxes and our taxable income results in no taxable income for 2007 and no related provision for income taxes for 2007. All of our net income is domestic.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of the adoption date, we had unrecognized tax benefits of approximately $3.5 million related primarily to tax credits. A reconciliation of the beginning and ending amount of liability recorded for 2008 and 2007 follows (in thousands):

	2008	2007
Beginning Balance	$3,800	$3,500
Additions based on tax positions related to the current year	400	300
Additions (reductions) for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Lapse of applicable statute of limitations	—	—

Ending Balance	$4,200	$3,800

The total amount of unrecognized tax benefit that, if recognized, would benefit our effective tax rate, is $67 thousand. Because of net operating loss and research credit carryforwards, substantially all of our tax years, from 1998 through 2008, remain open to U.S. federal and California state tax examinations.

We classify interest and penalties recognized pursuant to Interpretation 48 as interest expense. There were no interest or penalties related to unrecognized tax benefits accrued at December 31, 2006. Interest expense and penalties related to unrecognized tax benefits were immaterial for the years ended December 31, 2008 and 2007.

Provision for (benefit from) income taxes

In 2008 we had an income tax benefit of $0.6 million comprised of a federal tax benefit of $0.8 million, net of a provision for state taxes of $0.2 million. The federal income tax benefit is primarily due to the recognition in 2008 of previously generated net operating losses and tax credits. We had $1.4 million of deferred benefits and $0.8 million in current tax expense in our benefit from income taxes in 2008. We did not have a provision for income taxes in 2007. Our provision for income taxes for 2006 was $2.9 million, of which $2.7 million was for federal tax and $0.2 million was for state tax. A reconciliation between our provision for (benefit from) income taxes for 2008 and 2006 and the amounts computed by multiplying income before provision for (benefit from) income tax by the U.S. statutory tax rate follows (in thousands):

	2008	2006
Tax at U.S. statutory tax rate of 35%	$4,968	$3,190
State taxes	180	188
Research credits	(415)	(481)
Equity-based compensation	579	699
Change in valuation allowance	(5,935)	(679)
Other	6	10

Provision for income taxes	$(617)	$2,927

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$100	$900	$—
Deferred license fee revenue	32,900	39,400	48,800
Research & development credits	3,400	3,700	3,100
Stock-related compensation	5,700	4,000	2,500
Other	1,400	1,600	2,900

Total deferred tax assets	43,500	49,600	57,300
Valuation allowance	(41,600)	(49,100)	(57,300)

Net deferred tax assets	$1,900	$500	$—

Except for deferred tax assets recognized pursuant to Interpretation 48, realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. We have concluded that it is more likely than not that these deferred tax assets will not be realized. Accordingly, these deferred tax assets have been offset by a valuation allowance. We will continue to assess whether or not our deferred tax assets will be realized based on actual and forecasted operating results. The net operating loss carryforwards from 2007 expire in 2027. Approximately $0.3 million of the valuation allowance at December 31, 2008 relates to the tax benefits associated with excess tax deductions resulting from stock option transactions. This amount will be credited to additional paid-in capital when realized in a reduction to income taxes payable. The valuation allowance decreased by $7.5 million, $8.2 million and $4.4 million in 2008, 2007 and 2006, respectively.

As of December 31, 2008, we had federal research and development tax credits of approximately $6.1 million, which expire in the years 2018 through 2027 and state research and development tax credits of approximately $0.9 million.

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

We currently lease approximately 41,200 square feet of office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments for our leases are as follows for the years ended December 31, (in thousands):

	2009	2010	2011	2012	Total
Future minimum lease payments	$743	$713	$570	$339	$2,365

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rent expense was $702,000, $501,000, and $178,000 for the years ended December 31, 2008, 2007, and 2006 respectively.

11. Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2008
Total revenue	$14,639	$10,547	$30,294	$8,245
Net income (loss)	$2,570	$(1,025)	$15,191	$(1,389)
Basic income (loss) per share	$0.06	$(0.02)	$0.37	$0.03
Diluted income (loss) per share	$0.06	$(0.02)	$0.35	$0.03
2007
Total revenue	$22,054	$14,065	$15,810	$14,055
Net income	$12,636	$3,365	$3,173	$1,131
Basic income per share	$0.28	$0.08	$0.07	$0.03
Diluted income per share	$0.28	$0.07	$0.07	$0.02

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2008. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2008 was effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pain Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

ERNST & YOUNG LLP

San Jose, California

February 11, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information regarding our directors, executive officers and the audit committee of our board of directors is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2009 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2008.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2008:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	12,932,815	$7.58	6,123,528
Equity compensation plans not approved by stockholders	—	—	—

Total	12,932,815	$7.58	6,123,528

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.

10.2(4)	1998 Equity Incentive Plan and form of agreements thereunder.

10.3(4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.4(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.

10.5(6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.

10.6(7)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

Exhibit Number	Description of Document

10.7(7)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.8(7)	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.9(7)	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.10(8)	Sublease Agreement, dated as of July 17, 2007, between Registrant and Oracle USA, Inc.

10.11(9)	2008 Equity Incentive Plan and form of agreements thereunder.

10.12	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.

10.13	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.

10.14	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 63).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2000.
(7)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(8)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2007.
(9)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 29, 2008.

(b)	Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

(c)	Financial Statement Schedules

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

Dated: February 12, 2009

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

Signature	Title	Date

/S/ REMI BARBIER Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 12, 2009

/S/ PETER S. RODDY Peter S. Roddy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2009

/S/ NADAV FRIEDMANN, PH.D., M.D. Nadav Friedmann, Ph.D., M.D.	Chief Operating and Medical Officer and Director	February 12, 2009

/S/ PATRICK SCANNON, M.D, PH.D. Patrick Scannon, M.D., Ph.D.	Director	February 12, 2009

/S/ ROBERT Z. GUSSIN, PH.D. Robert Z. Gussin, Ph.D.	Director	February 12, 2009

/S/ MICHAEL J. O’DONNELL, ESQ. Michael J. O’Donnell, Esq.	Director and Secretary	February 12, 2009

/S/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	February 12, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.

10.2(4)	1998 Equity Incentive Plan and form of agreements thereunder.

10.3(4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.4(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.

10.5(6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.

10.6(7)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.7(7)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.8(7)	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.9(7)	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.10(8)	Sublease Agreement, dated as of July 17, 2007, between Registrant and Oracle USA, Inc.

10.11(9)	2008 Equity Incentive Plan and form of agreements thereunder.

10.12	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.

10.13	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.

10.14	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 63).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2000.
(7)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(8)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2007.
(9)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 29, 2008.