Form 10-Q
period 2009-03-31
PAIN THERAPEUTICS INC
filed 2009-05-06
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	42,112,231
Shares Outstanding at April 6, 2009

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2009	December 31, 2008(1)
ASSETS
Current assets
Cash and cash equivalents	$172,790	$153,158
Marketable securities	12,784	36,937
Other current assets	2,031	541

Total current assets	187,605	190,636
Property and equipment, net	708	774
Other assets	1,420	2,026

Total assets	$189,733	$193,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,685	$2,216
Accrued development expense	902	1,029
Deferred program fee revenue - current portion	14,348	14,348
Accrued compensation and benefits	2,180	1,690
Other accrued liabilities	462	831

Total current liabilities	19,577	20,114
Non-current liabilities
Deferred program fee revenue - non-current portion	64,567	68,154
Other liabilities	1,413	882

Total liabilities	85,557	89,150
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	42	42
Additional paid-in-capital	219,865	218,021
Accumulated other comprehensive income	195	325
Accumulated deficit	(115,926)	(114,102)

Total stockholders’ equity	104,176	104,286

Total liabilities and stockholders’ equity	$189,733	$193,436

(1)	Derived from the Company’s audited financial statements as of December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue
Collaboration revenue	$3,248	$11,052
Program fee revenue	3,587	3,587

Total revenue	6,835	14,639
Operating expenses
Research and development	7,636	12,484
General and administrative	1,731	1,819

Total operating expenses	9,367	14,303

Operating income (loss)	(2,532)	336
Interest income	387	2,234

Income (loss) before benefit from income taxes	(2,145)	2,570
Benefit from income taxes	(321)	—

Net income (loss)	$(1,824)	$2,570

Net income (loss) per share
Basic	$(0.04)	$0.06

Diluted	$(0.04)	$0.06

Weighted-average shares used in computing net income (loss) per share
Basic	42,090	43,848

Diluted	42,090	45,388

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows provided by (used in) operating activities:
Net income (loss)	$(1,824)	$2,570
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash stock based compensation	1,619	1,527
Non-cash tax benefit from carry-back	(321)	—
Depreciation and amortization	66	117
Non-cash net interest income	649	942
Changes in operating assets and liabilities:
Deferred program fee revenue	(3,587)	(3,587)
Other current assets	171	(8)
Accounts payable	(531)	(662)
Accrued development expense	(127)	156
Other accrued liabilities	(369)	42
Accrued compensation and benefits	490	513
Other liabilities	(17)	—

Net cash provided by (used in) operating activities	(3,781)	1,610

Cash flows provided by investing activities:
Sales of marketable securities	2,024	37,766
Maturities of marketable securities	21,350	20,872

Net cash provided by investing activities	23,374	58,638

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	39	765
Purchase of stock pursuant to the stock repurchase plan	—	(16,773)

Net cash provided by (used in) financing activities	39	(16,008)

Net increase in cash and cash equivalents	19,632	44,240
Cash and cash equivalents at beginning of the period	153,158	86,567

Cash and cash equivalents at end of the period	$172,790	$130,807

Supplemental cash flow information:
Cash paid for income taxes	$334	$—

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs. We and King Pharmaceuticals, Inc, or King, are developing Remoxy. We have three other drug candidates in clinical programs, including PTI-202, PTI-721 and a novel radio-labeled monoclonal antibody to treat metastatic melanoma. We are also working on a new treatment for patients with hemophilia.

Although we were profitable in 2008 based on payments from King and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009.

Note 2. Significant Accounting Policies

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

We and King have a strategic alliance to develop and commercialize Remoxy and up to three other abuse-resistant opioid painkillers. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. Deferred program fee revenue represents the amount of the upfront payment that has not yet been recognized as revenue.

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

Cash, Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash maintained at one financial institution and in money market funds. We believe the financial risks associated with these instruments are minimal. We have not experienced material losses from our investments in these securities.

Marketable Securities and Fair Value Measurements

Our marketable securities are held as “available-for-sale” pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We classify these investments as current assets and carry them at fair value. Unrealized gains and losses are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income. We recognize all realized gains and losses on our available-for-sale securities in interest income in the accompanying statement of operations. Our marketable securities are maintained at one financial institution and are governed by our investment policy as approved by our Board of Directors.

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

We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market. We consider these inputs to be Level 2 as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS 157. We do not have any investments that would require inputs considered to be Level 3 as defined by SFAS 157. We use the bid price to establish fair value.

Stock-based Compensation

We recognize expense in the income statement for the fair value of all share-based payments to employees and directors, including grants of employee stock options and other share based awards. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years. We estimate forfeitures and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates.

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. The value of these awards is the product of the number of shares of our common stock to be issued under the award multiplied by the fair market value of a share of our common stock on the date of grant. These awards include future performance conditions. We estimate an implicit service period for achieving these performance conditions. Performance Awards vest and common stock is issued on achieving performance conditions. We recognize stock-based compensation expense for Performance Awards when we conclude that achieving a performance condition is probable. We periodically review and update as appropriate our estimates of the implicit service periods and the likelihood of achieving the performance conditions.

Net Income (Loss) per Share

Basic net income (loss) per share is computed on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding stock options, restricted stock units and warrants.

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands except per share data):

	Three Months Ended March 31,
	2009	2008
Numerators:
Net income (loss)	$(1,824)	$2,570
Denominator
Weighted average shares used to compute basic net income (loss) per share	42,090	43,848
Effect of dilutive securities:
Dilution from employee stock plans	—	1,407
Dilution from warrants	—	133

Potential dilutive common shares	—	1,540

Weighted average shares used to compute diluted net income (loss) per share	42,090	45,388

Net income (loss) per share:
Basic	$(0.04)	$0.06

Diluted	$(0.04)	$0.06

All options to purchase common shares were excluded from the denominator in the calculation of diluted loss per share for the three months ended March 31, 2009. Options to purchase 4.2 million common shares were excluded from the denominator in the calculation of diluted net income per share for the three months ended March 31, 2008, as the option exercise price was greater than the average market price per share and the effect would be anti-dilutive.

Income Taxes

We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $1.3 million of net deferred tax assets recognized on our balance sheet included in other assets as of March 31, 2009, we offset the net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as interest expense, when appropriate.

Note 3. Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net income (loss) and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(1,824)	$2,570
Other comprehensive income (loss)	(130)	321

Comprehensive income (loss)	$(1,954)	$2,891

Other comprehensive income (loss) consists of net unrealized holding gains and losses on available-for-sale securities.

Note 4. Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Research and development	$1,090	$980
General and administrative	529	546

	$1,619	$1,526

Note 5. Income Taxes

We have projected a tax loss for the full year 2009 and therefore we recorded a tax benefit of $0.3 million in the three months ended March 31, 2009 as we expect to elect to carryback our projected tax loss against our taxable income for 2008. This election should result in a tax refund in 2010. Interest expense and penalties related to unrecognized tax benefits were immaterial for the three months ended March 31, 2009 and 2008.

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements concerning:

•	the timing of the proposed meeting between King Pharmaceuticals, Inc., or King, and the U.S. Food and Drug Administration, or FDA, with respect to the New Drug Application, or NDA for Remoxy;

•	potential submission of additional non-clinical data with respect to the Remoxy NDA;

•	collaboration, milestone and royalty revenue that may be received from King and other payments we may receive from our strategic alliances;

•	the duration of the development period for all four expected drug candidates under our collaboration with King;

•	potential sources of clinical and commercial supply of Remoxy and its components;

•	expansion of our product line, including the formulation of additional dosage forms of Remoxy;

•	expected amounts of, or fluctuations in, collaboration revenue and payments;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	fluctuations in our expenses and operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	potential non-realization of deferred tax assets; and

•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in regulatory approval, production, commercialization, development, testing and clinical trials (including patient enrollment) of our drug candidates;

•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;

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

Overview

We are a biopharmaceutical company that develops novel drugs. In December 2008, we received from the FDA a Complete Response Letter for the NDA for Remoxy in which the FDA determined that the NDA was not approved. The FDA indicated additional non-clinical data will be required to support the approval of Remoxy. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. Primary responsibility for the regulatory approval of REMOXY was recently assumed by King under our strategic alliance. King assumed all future regulatory and other activities for Remoxy and we continue to conduct development activities for three other product candidates under our strategic alliance with King. There are no changes to any economic terms of our strategic alliance to develop and commercialize REMOXY and three other abuse-resistant pain medications. Upon approval of REMOXY, we will receive a $15.0 million cash milestone payment from King. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in cumulative net sales of such drugs, for which the royalty is set at 15%. We believe King plans to meet with the FDA in mid-2009 regarding the NDA for Remoxy. We believe this FDA meeting will provide King and us with a more reliable context in which to make projections about Remoxy.

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

All of our collaboration, contract and milestone revenues are recognized pursuant to our strategic alliance with King. King made an upfront cash payment of $150.0 million to us in 2005. King has made milestone payments to us of $25.0 million related to clinical and regulatory milestones under the strategic alliance. We could also receive from King up to $125.0 million in additional milestone payments in the course of clinical development of the abuse-resistant opioid painkillers under the strategic alliance. Subject to certain limitations, King is also obligated to fund development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in cumulative net sales of such drugs, for which the royalty is set at 15%.

Although we were profitable in 2008 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through March 31, 2009, we have recorded an accumulated deficit of approximately $115.9 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years and expect that our cash requirements for operating activities and capital expenditures may increase substantially in the future as we:

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

Product revenue will depend on the ability to receive regulatory approvals for, and successfully market, our drug candidates. If development efforts result in regulatory approval and successful commercialization of drug candidates, we will generate revenue from direct sales of our drugs and, for those of our drugs that are licensed to collaborators, from the receipt of license fees and royalties from sales of licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

The following table summarizes expenses by category for all of our research and development efforts (in thousands):

	Three Months Ended March 31,
	2009	2008
Compensation	$3,176	$3,047
Contractor fees(1)	3,134	6,945
Supplies(2)	506	1,336
Other common costs(3)	820	1,156

	$7,636	$12,484

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.

(2)	Supplies generally include costs for formulation and manufacturing activities.

(3)	Other common costs generally include the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates may also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other potential drug candidates that may arise out of our collaboration with King since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody drug candidate to treat metastatic melanoma. Research and development expenses related to this technology include approximately $0.8 million and $0.7 million in the three months ended March 31, 2009 and 2008, respectively, primarily in contractor fees and compensation. Research and development expenses related to hemophilia and other product candidates include approximately $1.6 million and $1.1 million in the three months ended March 31, 2009 and 2008, respectively, primarily in contractor fees and compensation.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•

Expenses for clinical trials. We incur expenses for clinical trials from the planning phase through patient enrollment to reporting of the underlying data. We estimate expenses incurred for clinical trials that are in process based on patient enrollment and based on clinical data collection and management. Costs that are associated with patient enrollment are recognized as each patient in the clinical trial completes enrollment. Estimated clinical trial costs related to enrollment can vary based on numerous factors, including expected number of patients in trials, the number of patients that do not complete participation in a trial, and when a patient drops out of a trial. Information about patient enrollment can become available significantly after we report our expenses for clinical trials, in which case we would change our estimate of the remaining cost of a trial. Costs that are based on clinical data collection and management are recognized based on estimates of unbilled goods and services received. In the event of early termination of a clinical trial, we would accrue an amount based on estimates of the remaining non-cancelable obligations associated with winding down the clinical trial.

•

Stock-based compensation. We recognize expense in the income statement for the fair value of all share-based payments to employees and directors, including grants of employee stock options and other share based awards. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years. We estimate forfeitures and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates.

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. The value of these awards is the product of the number of shares of our common stock to be issued under the award multiplied by the fair market value of a share of our common stock on the date of grant. These awards include future performance conditions. We estimate an implicit service period for achieving these performance conditions. Performance Awards vest and common stock is issued on achieving performance conditions. We recognize stock-based compensation expense for Performance Awards when we conclude that achieving a performance condition is probable. We periodically review and update as appropriate our estimates of the implicit service periods and the likelihood of achieving the performance conditions.

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, collaboration revenue and milestone revenue in connection with our strategic alliance with King. Program fee revenue is derived from the upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. Collaboration revenues from reimbursement of development expenses are generally recognized when King has completed its review of the expenses invoiced to them. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the development of Remoxy and the other abuse-resistant opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

•

Taxes. We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $1.3 million of net deferred tax assets recognized on our balance sheet included in other assets as of March 31, 2009, we offset the net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Three months ended March 31, 2009 and 2008

Revenue - Collaboration revenue

Collaboration revenues were $3.2 million and $11.1 million in the three months ended March 31, 2009 and 2008, respectively. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenues were lower in the first quarter of 2009 as compared to the first quarter of 2008 primarily because the reimbursable expenses we incurred pursuant to the strategic alliance with King were lower in the first quarter of 2009 as compared to the first quarter of 2008. We incurred expenses of $1.4 million in the first quarter of 2009 for which we expect King to complete their review and to reimburse us in the second quarter of 2009.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses, as well as the timing of completion of King’s review of submitted expenses.

Revenue – Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with them in December 2005. Program fee revenues recognized from this upfront fee were $3.6 for both of the three months ended March 31, 2009 and 2008. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expense decreased to $7.6 million from $12.5 million in the three months ended March 31, 2009 and 2008, respectively. The decrease was primarily due to decreases in clinical and other development activities for Remoxy, partially offset by increased activities in metastatic melanoma, hemophilia and other projects. Research and development expenses included non-cash stock-based compensation expense of $1.1 million and $1.0 million in the three months ended March 31, 2009 and 2008, respectively.

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. In particular, with King assuming most development activities for Remoxy, we expect our related reimbursable expenses for Remoxy will be lower in the future. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including current and potential clinical trials for our other abuse-resistant drug candidates, as well as further clinical development of our product candidates in metastatic melanoma and hemophilia. King is obligated to reimburse development expenses for our abuse-resistant drug candidates pursuant to our strategic alliance. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $1.7 million from $1.8 million in the three months ended March 31, 2009 and 2008, respectively. The decrease was primarily due to decreases in professional fees and operating expenses. General and administrative expenses included non-cash stock-based compensation expense of $0.5 million for both the three months ended March 31, 2009 and 2008. We expect general and administrative expenses to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest income decreased to $0.4 million from $2.2 million for the three months ended March 31, 2009 and 2008, respectively, primarily due to decreases in prevailing interest rates on investments in marketable securities and, to a lesser extent, decreased average balances of marketable securities. We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under our strategic alliance with King, and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2009, cash, cash equivalents and marketable securities were $185.6 million.

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2009 compared to net cash provided by operating activities of $1.6 million for the three months ended March 31, 2008. The change was primarily due to decreased activity related to reimbursable expenses for our abuse resistant products candidates and increased activities in our other product candidates.

Net cash provided by investing activities was $23.4 million in the three months ended March 31, 2009 and $58.6 million for the three months ended March 31, 2008. Cash from investing activities for the three months ended March 31, 2009 and March 31, 2008 consisted of sales and maturities of marketable securities. We did not use any cash for purchases of property, equipment and leasehold improvements during the three months ended March 31, 2009 or 2008. We expect to continue to invest in our infrastructure to support our operations.

Net cash provided by financing activities was $39,000 in the three months ended March 31, 2009 and net cash used by financing activities was $16.0 million in the three months ended March 31, 2008. In the three months ended March 31, 2008, we repurchased stock under a stock buyback plan that was completed in the three months ended June 30, 2008. Other cash from financing activities in both 2009 and 2008 consisted of proceeds received from the issuance of our common stock pursuant to stock option exercises.

We had $43.5 million of total deferred tax assets at December 31, 2008. Realization of these deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it is more likely than not that such deferred tax assets will not be realized. Accordingly, except for $1.3 million of deferred tax assets included in other assets as of March 31, 2009, we offset the deferred tax asset with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or Interpretation 48. Our net Interpretation 48 liability at March 31, 2009 does not result in a material contractual obligation.

We currently lease approximately 41,200 square feet of general office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments are as follows as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	Total
Future minimum lease payments	$743	$713	$570	$339	$2,365

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2009. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $115.9 million at March 31, 2009. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2009 by approximately $0.1 million. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of March 31, 2009, our investments consisted of investments in government and corporate notes and obligations, or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market. We consider these data to be Level 2 within the fair value hierarchy defined by SFAS 157. We use the bid price to establish fair value.

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

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received a Complete Response Letter from the FDA for the NDA for Remoxy. The FDA indicated additional non-clinical data will be required to support the approval of Remoxy. Primary responsibility for the regulatory approval of REMOXY was recently shifted to King. King assumes all future regulatory and other activities for Remoxy. We believe King plans to meet with the FDA in mid-2009 regarding the NDA for Remoxy. We believe this FDA meeting will provide King and us with a more reliable context in which to make projections about Remoxy. If the FDA were to require additional data, providing such data may significantly delay the potential approval of Remoxy.

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

Our clinical trials with Remoxy and our potential future clinical trials for other drug candidates for treatment of pain measure clinical symptoms, such as pain and physical dependence. These symptoms are not biologically measurable. The success of Remoxy and our other abuse resistant drug candidates in clinical trials depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

We have no history of developing drug candidates for oncology or hemophilia. We do not know whether any of our planned clinical trials in metastatic melanoma or hemophilia will result in marketable drugs.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. For example, in March 2009, the FDA met with the sponsors of opioid drug products in a private meeting in order to discuss Risk Evaluation and Mitigation Strategies for opioid drugs. These discussions may result in changes to or additional government regulations with respect to our opioid drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drugs and our business could suffer.

Risks Relating to Commercialization

If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.

Even if the FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

•

perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs, and, in particular, the effectiveness of the abuse resistant quality of Remoxy;

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

If King is not successful in developing and commercializing Remoxy and in commercializing other abuse resistant opioid drugs, our revenues and our business will suffer.

In connection with the shift of regulatory responsibility for approval of Remoxy to King, our ability to earn royalties from sales of Remoxy depends on King’s abilities to obtain regulatory approval for and commercialize Remoxy. Additionally, our ability to earn royalties from sales of Remoxy and other abuse-resistant drugs subject to our strategic alliance with King will depend on King’s abilities to maintain regulatory approval and achieve market acceptance of such drugs once commercialized. King may elect to independently develop drugs that could compete with ours or fail to commit sufficient resources to the development, marketing and distribution of Remoxy and other abuse-resistant drugs developed under our strategic alliance. King may not proceed with the commercialization of Remoxy and other abuse-resistant drugs developed under our strategic alliance with the same degree of urgency as we would because of other priorities they face. If King is not successful in developing or commercializing Remoxy for a variety of reasons, including but not limited to competition from other pharmaceutical companies, or if King fails to perform as we expect, our potential for revenue from drugs developed in connection with our strategic alliance with King, if any, could be dramatically reduced and our business would suffer.

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

Pursuant to our strategic alliance with King, we jointly manage and prepare Phase III clinical trials and NDA submissions in the United States for Remoxy and other abuse-resistant drug candidates with King. We rely on King to devote time and resources to the development, manufacturing and commercialization of Remoxy and other abuse-resistant drug candidates. King may develop or acquire drugs or drug candidates that compete for resources with our drug candidates that are subject to this strategic alliance. For instance, King has acquired a drug candidate for the acute pain market and has acquired another company that has abuse resistant technologies and two NDAs in place with the FDA for abuse resistant opioids. There can be no assurance that King’s other drug candidates will not become competitive with our drug candidates being developed under the collaboration with King. If King limits its time and resources devoted to the strategic alliance or fails to fund the continued development of Remoxy, PTI-202, PTI-721, or other abuse-resistant opioid drug candidates as required by our agreement with King, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under our collaboration agreement, their failure may jeopardize our rights under our license with Durect.

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

Our plan for developing, manufacturing and commercializing Remoxy and other abuse-resistant drugs currently requires us to successfully maintain our strategic alliance with King to advance our programs and provide funding to support our expenditures on Remoxy and other drug candidates and to maintain our license from Durect. If we are not able to maintain our existing strategic alliance with King or if King doesn’t provide the required funding under the strategic alliance, we may have to limit the size or scope of, or delay or abandon the development of other abuse-resistant drug candidates or undertake and fund development of these drug candidates ourselves and if we are unable to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products. If we elect to fund drug development efforts with respect to Remoxy and other abuse-resistant drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

We have expanded our research and development activities to include development of potential drug candidates for indications other than pain, such as metastatic melanoma and hemophilia. We are conducting a Phase I clinical trial of our drug candidate in metastatic melanoma. We have no history of developing metastatic melanoma or hemophilia drug candidates or manufacturing radiopharmaceuticals. We do not know whether any of our planned clinical trials in metastatic melanoma or hemophilia will result in marketable products. We do not anticipate that any drug candidates in these areas will reach the market for at least several years, if at all.

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

Although we were profitable in 2006, 2007 and 2008 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $115.9 million as of March 31, 2009. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in efforts to seek regulatory approval for Remoxy, and in preclinical studies and clinical trials for our other drug candidates;

•	the success of our collaboration agreements;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;

•	litigation or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

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

Short selling is a form of speculation that allows an investor to sell stock that they do not own. In order to short sell a stock, an investor normally borrows shares from a third party and agrees to return these shares at some future date. “Naked” short selling occurs when a trader short sells a stock with no actual delivery of shares taking place to close the transaction. The legality of this practice is unclear. As of March 31, 2009, Nasdaq reported short interest of approximately 2.7 million shares in our common stock. We believe this amount may represent a significant percentage of our outstanding common stock available to borrow. Such short interest may also include a significant amount of naked short selling. Widespread naked short selling may increase volatility of our common stock and may have a significant, transient and highly negative impact on the market price of our common stock.

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

Date: May 6, 2009

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