Form 10-Q
period 2009-06-30
PAIN THERAPEUTICS INC
filed 2009-08-05
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	42,187,894
Shares Outstanding at July 6, 2009

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2009	December 31, 2008(1)
Current assets
Cash and cash equivalents	$145,200	$153,158
Marketable securities	37,017	36,937
Other current assets	2,038	541

Total current assets	184,255	190,636

Property and equipment, net	641	774
Other assets	1,420	2,026

Total assets	$186,316	$193,436

Current liabilities
Accounts payable	$975	$2,216
Accrued development expense	491	1,029
Deferred program fee revenue - current portion	14,348	14,348
Accrued compensation and benefits	1,608	1,690
Other accrued liabilities	647	831

Total current liabilities	18,069	20,114

Non-current liabilities
Deferred program fee revenue - non-current portion	60,980	68,154
Other liabilities	1,414	882

Total liabilities	80,463	89,150

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	42	42
Additional paid-in-capital	221,672	218,021
Accumulated other comprehensive income	99	325
Accumulated deficit	(115,960)	(114,102)

Total stockholders’ equity	105,853	104,286

Total liabilities and stockholders’ equity	$186,316	$193,436

(1)	Derived from the Company’s audited financial statements as of December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Collaboration revenue	$2,649	$6,960	$5,897	$18,012
Program fee revenue	3,587	3,587	7,174	7,174

Total revenue	6,236	10,547	13,071	25,186

Operating expenses
Research and development	5,090	11,215	12,726	23,699
General and administrative	1,414	1,896	3,145	3,716

Total operating expenses	6,504	13,111	15,871	27,415

Operating loss	(268)	(2,564)	(2,800)	(2,229)
Interest income	233	1,539	620	3,774

Income (loss) before benefit from income taxes	(35)	(1,025)	(2,180)	1,545
Benefit from income taxes	(1)	—	(322)	—

Net income (loss)	$(34)	$(1,025)	$(1,858)	$1,545

Net income (loss) per share
Basic	$(0.00)	$(0.02)	$(0.04)	$0.04

Diluted	$(0.00)	$(0.02)	$(0.04)	$0.04

Weighted-average shares used in computing net income (loss) per share
Basic	42,137	41,579	42,114	42,714

Diluted	42,137	41,579	42,114	43,974

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows provided by (used in) operating activities:
Net income (loss)	$(1,858)	$1,545
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash stock based compensation	3,194	3,236
Non-cash tax benefit from carry-back	(322)	—
Depreciation and amortization	133	234
Non-cash net interest income	528	779
Deferred program fee revenue	(7,174)	(7,174)
Changes in operating assets and liabilities:
Other current assets and other assets	165	271
Accounts payable	(1,241)	(418)
Accrued development expense	(538)	5
Other accrued liabilities	(184)	(390)
Accrued compensation and benefits	(82)	—
Other liabilities	(16)	—

Net cash used in operating activities	(7,395)	(1,912)

Cash flows provided by (used in) investing activities:
Purchase of marketable securities	(24,648)	—
Proceeds from the sales of marketable securities	2,464	45,088
Maturities of marketable securities	21,350	20,871

Net cash provided by (used in) investing activities	(834)	65,959

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	271	1,017
Purchase of stock pursuant to the stock repurchase plan	—	(26,206)

Net cash provided by (used in) financing activities	271	(25,189)

Net increase (decrease) in cash and cash equivalents	(7,958)	38,858
Cash and cash equivalents at beginning of the period	153,158	86,567

Cash and cash equivalents at end of the period	$145,200	$125,425

Supplemental cash flow information:
Cash paid for income taxes	$334	$—

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called Remoxy®. We are developing Remoxy and other abuse-resistant painkillers pursuant to our strategic alliance with King Pharmaceuticals, Inc, or King.

We are also developing novel drug candidates in the area of oncology and hematology. We have in clinical development a monoclonal antibody to treat metastatic melanoma, a deadly form of skin cancer. We also have in preclinical development a drug candidate to treat hemophilia, a genetic disorder in which patients are unable to stop bleeding.

Although we were profitable in 2008 based on payments from King and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009.

We have evaluated subsequent events through the date of filing this Form 10-Q with the Securities and Exchange Commission. No material subsequent events have occurred since June 30, 2009 that require recognition or disclosure in these financial statements.

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

We and King have a strategic alliance to develop and commercialize Remoxy and up to three other opioid painkillers designed to reduce potential risks of unintended use. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment from King and is recognized ratably over our estimate of the development period of the four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. Deferred program fee revenue represents the amount of the upfront payment that has not yet been recognized as revenue.

Collaboration revenues from reimbursement of development expenses are generally recognized when King has completed its review of the expenses invoiced to them.

King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of Remoxy and the other opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

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

We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market. We consider these inputs to be Level 2 as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157. We do not have any investments that would require inputs considered to be Level 3 as defined by FAS 157. We use the bid price to establish fair value.

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

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands except per share data):

	Three Months Ended March 31,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerators:
Net income (loss)	$(34)	$(1,025)	$(1,858)	$1,545

Denominator
Weighted average shares used to compute basic net income (loss) per share	42,137	41,579	42,114	42,714
Effect of dilutive securities:
Dilution from employee stock plans	—	—	—	1,128
Dilution from warrants	—	—	—	132

Potential dilutive common shares	—	—	—	1,260

Weighted average shares used to compute diluted net income (loss) per share	42,137	41,579	42,114	43,974

Net income (loss) per share:
Basic	$(0.00)	$(0.02)	$(0.04)	$0.04

Diluted	$(0.00)	$(0.02)	$(0.04)	$0.04

All options to purchase common shares were excluded from the denominator in the calculation of diluted loss per share for the three and six months ended June 30, 2009 and for the three months ended June 30, 2008. Options to purchase 4.6 million common shares were excluded from the denominator in the calculation of diluted net income per share for the six months ended June 30, 2008, as the option exercise price was greater than the average market price per share and the effect would be anti-dilutive.

Income Taxes

We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $1.3 million of net deferred tax assets recognized on our balance sheet included in other assets as of June 30, 2009, we offset the net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized pursuant to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as interest expense, when appropriate.

Note 3. Marketable Securities

Marketable securities held as available for sale consisted of the following (in thousands):

	Marketable Securities Available for Sale
	Amortized Cost	Estimated Fair Value	Unrealized Gains	Unrealized Losses
June 30, 2009
U.S. government and agency obligations	$8,007	$8,096	$89	$—
Corporate obligations	33,644	33,654	35	(25)

	$41,651	$41,750	$124	$(25)

December 31, 2008
U.S. government and agency obligations	$8,016	$8,249	$233	$—
Corporate obligations	25,348	25,445	98	(1)
Asset-backed securities	2,624	2,619	—	(5)

	$35,988	$36,313	$331	$(6)

Some of these marketable securities are considered as and included in cash equivalents. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We would recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

The contractual maturities of our marketable securities at June 30, 2009 was less than one year, except for one investment in a corporate obligation with an estimated fair value of $3.1 million with a contractual maturity in 2011.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net income (loss) and other comprehensive loss, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(34)	$(1,025)	$(1,858)	$1,545
Other comprehensive loss	(96)	(440)	(226)	(119)

Comprehensive income (loss)	$(130)	$(1,465)	$(2,084)	$1,426

Other comprehensive loss consists of net unrealized holding gains and losses on available-for-sale securities.

Note 5. Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$901	$1,024	$1,991	$2,003
General and administrative	674	686	1,203	1,233

	$1,575	$1,710	$3,194	$3,236

Note 6. Income Taxes

We have projected a tax loss for the full year 2009 and therefore we recorded a tax benefit of $0.3 million in the six months ended June 30, 2009 as we expect to elect to carryback our projected tax loss against our taxable income for 2008. This election should result in a tax refund in 2010. Interest expense and penalties related to unrecognized tax benefits were immaterial for the three and six months ended June 30, 2009 and 2008.

Note 7. Recently Issued Accounting Pronouncements

In December 2007, the EITF issued EITF Issue 07-1, Accounting for Collaborative Arrangements or EITF 07-1, which applies to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. This pronouncement, among other things, requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. We adopted EITF 07-1 effective January 1, 2009. Adoption of EITF 07-01 did not have a material affect on our financial statements.

In April 2009, the Financial Accounting Standard Board issued the following accounting pronouncements:

•

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position, as required by Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments.

•

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which clarify the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired.

•

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the interaction of the factors that should be considered when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for the asset or liability (or similar assets or liabilities). If there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.

We adopted these three recently issued accounting pronouncements in the second quarter of the year 2009. The adoption of these pronouncements did not have a material impact on our financial position, results of operations or cash flows.

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements concerning:

•	timing of resubmission by King Pharmaceuticals, Inc., or King, of the New Drug Application, or NDA, for Remoxy®;

•	potential submission of additional non-clinical data with respect to the Remoxy NDA and that no new clinical efficacy studies will be required by the FDA in connection with the Remoxy NDA;

•	collaboration, milestone and royalty revenue that may be received from King and other payments we may receive from our strategic alliances;

•	the duration of the development period for all four expected drug candidates under our collaboration with King;

•	potential sources of clinical and commercial supply of Remoxy and its components;

•	expansion of our product line, including the formulation of additional dosage forms of Remoxy;

•	expected amounts of, or fluctuations in, collaboration revenue and payments;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	fluctuations in our expenses and operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	potential non-realization of deferred tax assets; and

•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in regulatory approval, production, commercialization, development, testing and clinical trials (including patient enrollment) of our drug candidates;

•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;

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

Overview

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called Remoxy. Remoxy is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. We are developing Remoxy and other abuse-resistant painkillers with King. Pursuant to the terms of our strategic alliance, King is obligated to fund development expenses incurred by us for Remoxy and other abuse-resistant painkillers. We will receive a $15.0 million cash milestone payment from King upon regulatory approval of Remoxy in the U.S. We will also receive a running royalty equal to 20% of net sales of drugs developed under this strategic alliance, except as to the first $1.0 billion in cumulative net sales, which royalty is set at 15%.

We and King jointly managed a Phase III clinical program and NDA submission for Remoxy. In mid-2008, the FDA accepted our NDA for Remoxy with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for Remoxy. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of Remoxy. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of Remoxy. This shift of responsibility did not change any economic terms of the strategic alliance with King. In July 2009, King met with the FDA to discuss Remoxy. As a result of this meeting, King anticipates a resubmission of the Remoxy NDA could occur in 2010.

We are also developing a pipeline of novel drug candidates in the area of oncology and hematology. We own all commercial rights to our pipeline of drug candidates in oncology and hematology.

In oncology, we are developing a novel drug candidate called PTI-188. PTI-188 is a novel radio-labeled monoclonal antibody to treat metastatic melanoma, a deadly form of skin cancer. In 2008, we announced data from a Phase I clinical study using PTI-188. In May 2009, we announced the initiation of another Phase I clinical study with PTI-188 in Israel. The primary objective of this dose-escalation Phase I study is to assess the safety, pharmacokinetics and anti-tumor activity of PTI-188 in patients with metastatic melanoma. Patient enrollment for this Phase I clinical study remains ongoing.

In hematology, we are developing a drug candidate to treat hemophilia, a genetic disorder in which patients are unable to stop bleeding. The basis for this drug is a novel gene transfer program, developed at Stanford University, aimed at correcting the underlying genetic defect in patients with hemophilia. We expect to complete a preclinical study with this technology in 2009.

All of our collaboration, contract and milestone revenues are recognized pursuant to our strategic alliance with King. In 2005, King made an upfront cash payment of $150.0 million to us. King has made milestone payments to us of $25.0 million related to clinical and regulatory milestones under the strategic alliance. We could also receive from King up to $125.0 million in additional milestone payments in the course of clinical development of the opioid painkillers under the strategic alliance. Subject to certain limitations, King is also obligated to fund development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in cumulative net sales of such drugs, for which the royalty is set at 15%.

Although we were profitable in 2008 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through June 30, 2009, we have recorded an accumulated deficit of approximately $116.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

The following table summarizes expenses by category for all of our research and development efforts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Compensation	$2,324	$3,208	$5,500	$6,254
Contractor fees(1)	1,752	6,173	4,901	13,118
Supplies(2)	294	679	785	2,016
Other common costs(3)	720	1,155	1,540	2,311

	$5,090	$11,215	$12,726	$23,699

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other common costs generally include the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates may also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other drug candidates that may arise out of our collaboration with King since all such drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody drug candidate to treat metastatic melanoma. Research and development expenses related to this technology include approximately $0.8 million and $1.7 million in the three and six months ended June 30, 2009, and $0.9 million and $1.6 million in the three and six months ended June 30, 2008, respectively, primarily in contractor fees and compensation. Research and development expenses related to hemophilia and other product candidates include approximately $0.9 million and $2.6 million in the three and six months ended June 30, 2009 and $1.2 million and $2.3 million in the three and six months ended June 30, 2008, respectively, primarily in contractor fees and compensation.

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

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, collaboration revenue and milestone revenue in connection with our strategic alliance with King. Program fee revenue is derived from the $150.0 million upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. Collaboration revenues from reimbursement of development expenses are generally recognized when King has completed its review of the expenses invoiced to them. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the development of Remoxy and the other opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

•

Taxes. We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $1.3 million of net deferred tax assets recognized on our balance sheet included in other assets as of June 30, 2009, we offset the net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Three and six months ended June 30, 2009 and 2008

Revenue – Collaboration revenue

Collaboration revenues decreased to $2.6 million from $7.0 million in the three months ended June 30, 2009 and 2008, respectively, and to $5.9 million from $18.0 million in the six months ended June 30, 2009 and 2008, respectively. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenues were lower in the three and six month periods of 2009 as compared to the three and six month periods of 2008 primarily because the reimbursable expenses we incurred pursuant to the strategic alliance with King were lower. We incurred expenses of approximately $70,000 in the second quarter of 2009 for which we expect King to complete their review and to reimburse us in the third quarter of 2009.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses, as well as the timing of the completion of King’s review of submitted expenses.

Revenue – Program fee revenue

In 2005, King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with them. Program fee revenues recognized from this upfront fee were $3.6 million for each of the three months ended June 30, 2009 and 2008 and $7.2 million for each of the six months ended June 30, 2009 and 2008. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expense decreased to $5.1 million from $11.2 million in the three months ended June 30, 2009 compared to the same period in 2008 and to $12.7 million from $23.7 million in the six months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily due to decreases in clinical and other development activities for Remoxy as well as the recent assumption by King of primary regulatory responsibility for Remoxy, partially offset by increased activities in metastatic melanoma, hemophilia and other projects. Research and development expenses included non-cash stock-based compensation expense of $0.9 million and $1.0 million in the three months ended June 30, 2009 and 2008, respectively and $2.0 million in each of the six months ended June 30, 2009 and 2008, respectively.

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. In particular, with King assuming most development activities for Remoxy, we expect our related reimbursable expenses for Remoxy will be lower in the future. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including current and potential clinical trials for our other drug candidates designed to reduce potential risks of unintended use, as well as further clinical development of our product candidates in metastatic melanoma and hemophilia. King is obligated to reimburse development expenses for our drug candidates designed to reduce potential risks of unintended use pursuant to our strategic alliance. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $1.4 million from $1.9 million in the three months ended June 30, 2009 compared to the same period in 2008 and to $3.1 million from $3.7 million in the six months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily due to decreases in compensation and operating expenses. General and administrative expenses included non-cash stock-based compensation expense of $0.7 million for each of the three months ended June 30, 2009 and 2008 and $1.2 million for each of the six months ended June 30, 2009 and 2008. We expect general and administrative expenses to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest income decreased to $0.2 million from $1.5 million for the three months ended June 30, 2009 compared to the same period in 2008 and decreased to $0.6 million from $3.8 million for the six months ended June 30, 2009 compared to the same period in 2008. The decreases in interest income are primarily due to decreases in prevailing interest rates on investments in marketable securities and, to a lesser extent, decreased average balances of marketable securities. We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under our strategic alliance with King and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2009, cash, cash equivalents and marketable securities were $182.2 million.

Net cash used in operating activities was $7.4 million for the six months ended June 30, 2009 compared to $1.9 million for the six months ended June 30, 2008. The change was primarily due to decreased activity related to reimbursable expenses for our products candidates pursuant to our strategic alliance with King and increased activities in our other product candidates.

Net cash used in investing activities was $0.8 million in the six months ended June 30, 2009 and net cash provided by investing activities was $66.0 million for the six months ended June 30, 2008. Cash used in investing activities for the six months ended June 30, 2009 consisted primarily of purchases of marketable securities. Cash provided by investing activities for the six months ended June 30, 2008 consisted of sales and maturities of marketable securities. We did not use any cash for purchases of property, equipment and leasehold improvements during the three and six months ended June 30, 2009 or 2008. We expect to continue to invest in our infrastructure to support our operations.

Net cash provided by financing activities was $0.3 million in the six months ended June 30, 2009 and net cash used by financing activities was $25.2 million in the six months ended June 30, 2008. In the six months ended June 30, 2008, we repurchased stock under a stock buyback plan that was completed in the three months ended June 30, 2008. Other cash from financing activities in both 2009 and 2008 consisted of proceeds received from the issuance of our common stock pursuant to stock option exercises.

We had $43.5 million of total deferred tax assets at December 31, 2008. Realization of these deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. We have concluded that it is more likely than not that such deferred tax assets will not be realized. Accordingly, except for $1.3 million of deferred tax assets included in other assets as of June 30, 2009, we offset the deferred tax asset with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or Interpretation 48. Our net Interpretation 48 liability at June 30, 2009 does not result in a material contractual obligation.

We currently lease approximately 41,200 square feet of general office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments are as follows as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	Total
Future minimum lease payments	$743	$713	$570	$339	$2,365

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2009. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $116.0 million at June 30, 2009. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2009 by approximately $0.1 million. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of June 30, 2009, our investments consisted of investments in government and corporate notes and obligations, or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market. We consider these data to be Level 2 within the fair value hierarchy defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. We use the bid price to establish fair value.

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

Clinical and Regulatory Risks

If we or our collaborators fail to obtain the necessary regulatory approvals, or if such approvals are limited, we and our collaborators will not be allowed to commercialize our drug candidates, and we will not generate product revenues.

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for Remoxy. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of Remoxy. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of Remoxy. In July 2009, King met with the FDA to discuss Remoxy. As a result of this meeting, King anticipates a resubmission of the Remoxy NDA could occur in 2010. While King has announced that it believes that the outcome of this meeting provided it with a path for resubmission of the Remoxy NDA, and that the FDA is not requiring additional clinical trials to support approval, there can be no assurance that the FDA will approve the NDA for Remoxy, even with the additional data proposed to be provided by King, or that the FDA will not require additional clinical or non-clinical data to be submitted. If the FDA were to require additional clinical or non-clinical data, providing such data may significantly delay the potential approval of Remoxy.

Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require additional non-clinical studies, in which case we or our collaborators would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals would:

•	delay commercialization of, and product revenues from, our drug candidates; and

•	diminish the competitive advantages that we may have otherwise enjoyed, which would have an adverse effect on our operating results and financial condition.

Even if we or our collaborators comply with all FDA regulatory requirements, our drug candidates may never obtain regulatory approval. If we or our collaborators fail to obtain regulatory approval for any of our drug candidates we will have fewer commercial products, if any, and corresponding lower product revenues, if any. Even if our drug candidates receive regulatory approval, such approval may involve limitations on the indications and conditions of use or marketing claims may be made for our products. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us or our collaborators to commit to perform lengthy Phase IV post-approval clinical trials. Our expending additional resources on such trials would have an adverse effect on our operating results and financial condition.

In jurisdictions outside the United States, we or our collaborators must receive marketing authorizations from the appropriate regulatory authorities before commercializing our drugs. Regulatory approval processes outside the United States generally include all of the aforementioned requirements and risks associated with FDA approval.

If we or our collaborators are unable to design, conduct and complete clinical trials successfully, our drug candidates will not be able to receive regulatory approval.

In order to obtain FDA approval for any of our drug candidates, we or our collaborators must submit to the FDA an NDA that demonstrates with substantive evidence that the drug candidate is both safe and effective in humans for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials.

Results from Phase I clinical programs may not support moving a drug candidate to Phase II or Phase III clinical trials. Phase III clinical trials may not demonstrate the safety or efficacy of our drug candidates. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Results of later clinical trials may not replicate the results of prior clinical trials and preclinical studies. Even if the results of Phase III clinical trials are positive, we or our collaborators may have to commit substantial time and additional resources to conducting further preclinical studies and clinical trials before obtaining FDA approval for any of our drug candidates.

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process also consumes a significant amount of time. Furthermore, if participating patients in clinical trials suffer drug-related adverse reactions during the course of such clinical trials, or if we, our collaborators or the FDA believe that participating patients are being exposed to unacceptable health risks, such clinical trials will have to be suspended or terminated. Failure can occur at any stage of the clinical trials, and we or our collaborators could encounter problems that cause abandonment or repetition of clinical trials.

Our clinical trials with Remoxy and our potential future clinical trials for other drug candidates for treatment of pain measure clinical symptoms, such as pain and physical dependence that are not biologically measurable. The success in clinical trials of Remoxy and our other drug candidates designed to reduce potential risks of unintended use depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

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

Even if clinical trials are completed as planned, their results may not support expectations or intended marketing claims. The clinical trials process may fail to demonstrate that our drug candidates are safe and effective for indicated uses. Such failure would cause us to abandon a drug candidate and could delay development of other drug candidates.

Clinical trial designs that were discussed with authorities prior to their commencement may subsequently be considered insufficient for approval at the time of application for regulatory approval.

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. With the exception of our Special Protocol Assessment, or SPA, such as the one we completed with the FDA with respect to the Phase III clinical trial for Remoxy, these discussions are not binding obligations on the part of regulatory authorities.

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

If our drug candidates receive regulatory approval, we and our collaborators will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and limit our and our collaborators’ ability to commercialize our potential drugs.

Any regulatory approvals that our drug candidates receive may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including but not limited to adverse events of unanticipated severity or frequency, or the discovery that adverse events previously observed in preclinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

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

Even if the FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

•

perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs, and, in particular, the effectiveness of Remoxy in reducing potential risks of unintended use;

•	perceptions by physicians regarding the cost benefit of Remoxy in reducing potential risks of unintended use;

•	published studies demonstrating the cost-effectiveness of our drugs relative to competing products;

•	availability of reimbursement for our products from government or healthcare payers;

•	our or our collaborators’ ability to implement a risk management plan prior to the distribution of any Schedule II drug; and

•	effectiveness of marketing and distribution efforts by King, us and other licensees and distributors.

Because we expect to rely on sales generated by our current lead drug candidates for substantially all of our revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

If King is not successful in developing and commercializing Remoxy and in commercializing other opioid drugs under our strategic alliance with King, our revenues and our business will suffer.

Our ability to earn royalties from sales of Remoxy depends on King’s abilities to obtain regulatory approval for and commercialize Remoxy. Additionally, our ability to earn royalties from sales of Remoxy and other drugs subject to our strategic alliance with King will depend on King’s abilities to maintain regulatory approval and achieve market acceptance of such drugs once commercialized. King may elect to independently develop drugs that could compete with ours or fail to commit sufficient resources to the development, marketing and distribution of Remoxy and other drugs developed under our strategic alliance. King may not proceed with the commercialization of Remoxy and other drugs developed under our strategic alliance with the same degree of urgency as we would because of other priorities they face. If King is not successful in developing or commercializing Remoxy for a variety of reasons, including but not limited to competition from other pharmaceutical companies, or if King fails to perform as we expect, our potential for revenue from drugs developed in connection with our strategic alliance with King, if any, could be dramatically reduced and our business would suffer.

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

Pursuant to our strategic alliance with King, we jointly manage and prepare Phase III clinical trials and NDA submissions in the United States for Remoxy and other drug candidates with King. We rely on King to devote time and resources to the development, manufacturing and commercialization of Remoxy and other drug candidates under our strategic alliance. King may develop or acquire drugs or drug candidates that compete for resources with our drug candidates that are subject to this strategic alliance. For instance, King has acquired a drug candidate for the acute pain market and has acquired another company that has technologies to reduce potential risks of unintended use and a NDA in place with the FDA for an opioid to reduce potential risks of unintended use. There can be no assurance that King’s other drug candidates will not become competitive with our drug candidates being developed under the collaboration with King. If King limits its time and resources devoted to the strategic alliance or fails to fund the continued development of Remoxy, PTI-202, PTI-721, or other opioid drug candidates as required by our agreement with King, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under our collaboration agreement, their failure may jeopardize our rights under our license with Durect.

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

If we fail to maintain our collaboration agreements and licenses for Remoxy and other drugs designed to reduce potential risks of unintended use, we may have to reduce or delay our drug candidate development.

Our plan for developing, manufacturing and commercializing Remoxy and other drugs designed to reduce potential risks of unintended use currently requires us to successfully maintain our strategic alliance with King to advance our programs and provide funding to support our expenditures on Remoxy and other drug candidates and to maintain our license from Durect. If we are not able to maintain our existing strategic alliance with King or if King doesn’t provide the required funding under the strategic alliance, we may have to limit the size or scope of, or delay or abandon the development of other drug candidates or undertake and fund development of these drug candidates ourselves and if we are unable to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products. If we elect to fund drug development efforts with respect to Remoxy and other drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

If we cannot formulate and scale-up a wide range of dosage forms of Remoxy and other drug candidates designed to reduce potential risks of unintended use, we and King might determine that the commercial opportunity for Remoxy and these other drug candidates in certain dosage forms is too limited to warrant further investment in clinical testing and development.

We plan to formulate and scale-up a wide range of dosage forms of Remoxy and other drug candidates designed to reduce potential risks of unintended use. We may not be able to successfully complete our formulation or scale-up activities or we may determine that the commercial opportunity for Remoxy and these other drug candidates in certain dosage forms is too limited to warrant further investment. If we are unsuccessful in our formulation or scale-up activities with Remoxy and these other drug candidates, our future revenue from milestones and royalties under our strategic alliance with King may be less than expected and our operations may suffer.

We and King rely solely on Durect to provide us with certain components of Remoxy and other drug candidates designed to reduce potential risks of unintended use and will continue to rely on Durect to produce commercial supplies of these components.

We and King rely on Durect as the sole source provider of certain components of Remoxy and other drug candidates designed to reduce potential risks of unintended use, and will rely solely on Durect to produce commercial supplies of these components. Durect’s failure to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business. Durect may encounter manufacturing difficulties involving production yields, quality control and quality assurance. Durect is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with government regulations and corresponding foreign standards. We cannot control Durect’s compliance with these regulations and standards.

To date, Durect has not produced commercial-scale supply of these components. If we and King receive marketing approval for and commercially launch Remoxy or other candidates designed to reduce potential risks of unintended use, we anticipate that Durect will need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for Remoxy and these other drug candidates in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to FDA review and approval. If Durect is unable to successfully increase the manufacturing capacity for such components of Remoxy and these other drugs, at an acceptable cost or otherwise, and we are unable to establish alternative manufacturing capabilities, the commercial launch or continued commercialization after a commercial launch of Remoxy and these other drugs may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our future revenues and cause our business to suffer.

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

Although we were profitable in 2006, 2007 and 2008 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $116.0 million as of June 30, 2009. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 21, 2009 at the offices of Wilson Sonsini Goodrich & Rosati, Professional Corporation located at 650 Page Mill Road, Palo Alto, California 94304 at 10:00 a.m. Of the 42,112,231 shares of our common stock entitled to vote at the meeting 32,217,871 shares, representing approximately 76.5% of the total votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Proposal 1 – Election of Three Class II Directors

The stockholders elected three Class II Directors to serve until our Annual Meeting in 2012. The votes regarding the election of the directors were as follows:

Name	Votes for the Director	Votes withheld
Remi Barbier	25,190,092	7,027,779
Sanford R. Robertson	30,171,971	2,045,900
Patrick J. Scannon, M.D., Ph.D.	24,613,801	7,604,070

Our other directors with terms of office that continue after the Annual Meeting of Stockholders are Robert Z. Gussin, Ph.D., Nadav Friedmann, Ph.D., M.D., and Michael J. O’Donnell, Esq.

Proposal 2 – Ratification of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm to the Company for the Fiscal Year Ending December 31, 2009.

The stockholders ratified the appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm to the Company for the Fiscal Year Ending December 31, 2009. There were 31,880,903 votes cast for the proposal, 273,689 against the proposal and 63,280 abstentions and no broker non-votes.

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

Date: August 5, 2009

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