Form 10-Q
period 2009-09-30
PAIN THERAPEUTICS INC
filed 2009-10-30
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	42,229,351
Shares Outstanding at October 6, 2009

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2009	December 31, 2008(1)
Current assets
Cash and cash equivalents	$29,169	$153,158
Marketable securities	148,306	36,937
Other current assets	3,506	541

Total current assets	180,981	190,636

Property and equipment, net	578	774
Other assets	1,173	2,026

Total assets	$182,732	$193,436

Current liabilities
Accounts payable	$1,005	$2,216
Accrued development expense	1,114	1,029
Deferred program fee revenue - current portion	14,348	14,348
Accrued compensation and benefits	1,086	1,690
Other accrued liabilities	557	831

Total current liabilities	18,110	20,114

Non-current liabilities
Deferred program fee revenue - non-current portion	57,393	68,154
Other liabilities	1,168	882

Total liabilities	76,671	89,150

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	42	42
Additional paid-in-capital	223,322	218,021
Accumulated other comprehensive income	(31)	325
Accumulated deficit	(117,272)	(114,102)

Total stockholders’ equity	106,061	104,286

Total liabilities and stockholders’ equity	$182,732	$193,436

(1)	Derived from the Company’s audited financial statements as of December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Program fee revenue	$3,587	$3,587	$10,761	$10,761
Collaboration revenue	176	6,707	6,073	24,720
Milestone revenue	—	20,000	—	20,000

Total revenue	3,763	30,294	16,834	55,481

Operating expenses
Research and development	4,521	12,928	17,247	36,627
General and administrative	1,530	3,552	4,675	7,269

Total operating expenses	6,051	16,480	21,922	43,896

Operating income (loss)	(2,288)	13,814	(5,088)	11,585
Interest income	613	1,377	1,233	5,151

Income (loss) before benefit from income taxes	(1,675)	15,191	(3,855)	16,736
Benefit from income taxes	(363)	—	(685)	—

Net income (loss)	$(1,312)	$15,191	$(3,170)	$16,736

Net income (loss) per share
Basic	$(0.03)	$0.37	$(0.08)	$0.40

Diluted	$(0.03)	$0.35	$(0.08)	$0.38

Weighted-average shares used in computing net income (loss) per share
Basic	42,201	41,535	42,143	42,318

Diluted	42,201	43,021	42,143	43,564

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,170)	$16,736
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash stock based compensation	4,866	8,401
Non-cash tax benefit from carry-back	(685)	—
Depreciation and amortization	196	351
Non-cash net interest income	(150)	901
Deferred program fee revenue	(10,761)	(10,761)
Changes in operating assets and liabilities:
Other current assets and other assets	(928)	(104)
Accounts payable	(1,211)	(139)
Accrued development expense	85	45
Other accrued liabilities	(292)	101
Accrued compensation and benefits	(604)	19
Other liabilities	3	7

Net cash provided by (used in) operating activities	(12,651)	15,557

Cash flows provided by (used in) investing activities:
Purchase of marketable securities	(143,565)	(2,122)
Proceeds from the sales of marketable securities	2,442	48,847
Maturities of marketable securities	29,350	20,871

Net cash provided by (used in) investing activities	(111,773)	67,596

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	435	437
Purchase of stock pursuant to the stock repurchase plan	—	(26,207)

Net cash provided by (used in) financing activities	435	(25,770)

Net increase (decrease) in cash and cash equivalents	(123,989)	57,383
Cash and cash equivalents at beginning of the period	153,158	86,567

Cash and cash equivalents at end of the period	$29,169	$143,950

Supplemental cash flow information:
Cash paid for income taxes	$1,181	$—

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

We are also developing novel drug candidates in the area of hematology and oncology. We also have in pre-clinical development a drug candidate to treat hemophilia, a genetic disorder in which patients are unable to stop bleeding. We have in clinical development a monoclonal antibody to treat metastatic melanoma, a deadly form of skin cancer.

Although we were profitable in 2008 based on payments from King and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009.

We have evaluated subsequent events through the date of the filing this Form 10-Q with the Securities and Exchange Commission. No material subsequent events have occurred since September 30, 2009 that require recognition or disclosure in these financial statements.

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

We and King have a strategic alliance to develop and commercialize Remoxy and up to three other opioid painkillers designed to reduce potential risks of unintended use. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment received from King in December 2005 and is recognized ratably over our estimate of the development period of the four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. Deferred program fee revenue represents the amount of the upfront payment that has not yet been recognized as revenue.

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

Marketable Securities and Fair Value Measurements

We invest in interest bearing marketable securities, generally consisting of corporate and government securities. We may elect to sell these investments before they mature. Therefore, we hold these investments as “available for sale” and include these investments in our balance sheets as current assets, even though the contractual maturity of a particular investment may be beyond one year. We report our marketable securities at fair value, which may include unrealized gains and losses. Our unrealized gains and losses on investments are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. We recognize all realized gains and losses on our available-for-sale securities in interest income in the accompanying statement of operations on a specific identification basis. Our marketable securities are maintained at two financial institutions and are governed by our investment policy as approved by our Board of Directors.

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We would recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent to sell or whether it is more likely than not that we would be required to sell the marketable security before its anticipated recovery.

We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerators:
Net income (loss)	$(1,312)	$15,191	$(3,170)	$16,736

Denominator:
Weighted average shares used to compute basic net income (loss) per share	42,201	41,535	42,143	42,318
Effect of dilutive securities:
Dilution from employee stock plans	—	1,486	—	1,246

Potential dilutive common shares	—	1,486	—	1,246

Weighted average shares used to compute diluted net income (loss) per share	42,201	43,021	42,143	43,564

Net income (loss) per share:
Basic	$(0.03)	$0.37	$(0.08)	$0.40

Diluted	$(0.03)	$0.35	$(0.08)	$0.38

All options to purchase common shares were excluded from the denominator in the calculation of diluted loss per share for the three and nine months ended September 30, 2009. Options to purchase 5.6 million common shares and 5.0 million common shares were excluded from the denominator in the calculation of diluted net income per share for the three and nine months ended September 30, 2008, as the option exercise price was greater than the average market price per share and the effect would be anti-dilutive.

Income Taxes

We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $1.1 million of net deferred tax assets recognized on our balance sheet included in other assets as of September 30, 2009, we offset the net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized as interest expense, when appropriate.

Note 3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and available-for-sale securities as of September 30, 2009 and December 31, 2008 (in thousands):

	Cash, Cash Equivalents and Marketable Securities Available for Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
September 30, 2009
Cash, cash equivalents and money market securities	$71,639	$54	$(5)	$71,688	$12	$71,700
U.S. government obligations	4,002	9	—	4,011	88	4,099
Corporate securities	70,942	115	(204)	70,853	752	71,605
Certificates of deposit	30,000	—	—	30,000	71	30,071

	$176,583	$178	$(209)	$176,552	$923	$177,475

Reported as:
Cash, cash equivalents and money market securities	$29,155	$2	$—	$29,157	$12	$29,169
Short term investments	147,428	176	(209)	147,395	911	148,306

	$176,583	$178	$(209)	$176,552	$923	$177,475

Maturities:
Matures in one year or less	$125,160	$124	$(25)	$125,259	340	$125,599
Matures one to three years	51,423	54	(184)	51,293	583	51,876

	$176,583	$178	$(209)	$176,552	$923	$177,475

December 31, 2008
Cash, cash equivalents and money market securities	$153,060	$—	$—	$153,060	$98	$153,158
U.S. government obligations	8,016	233	—	8,249	79	8,328
Corporate obligations	25,348	98	(1)	25,445	540	25,985
Asset-backed securities	2,624	—	(5)	2,619	5	2,624

	$189,048	$331	$(6)	$189,373	$722	$190,095

Reported as:
Cash, cash equivalents and money market securities	$153,060	$—	$—	$153,060	$98	$153,158
Short term investments	35,988	331	(6)	36,313	624	36,937

	$189,048	$331	$(6)	$189,373	$722	$190,095

Maturities:
Matures in one year or less	$189,048	$331	$(6)	$189,373	$722	$190,095
Matures one to three years	—	—	—	—	—	—

	$189,048	$331	$(6)	$189,373	$722	$190,095

Our realized gains or losses during the three and nine months ending September 30, 2009 and 2008 were immaterial. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We would recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent to sell or whether it is more likely than not that we would be required to sell the marketable security before its anticipated recovery.

The following table presents our assets measured at fair value on a recurring basis at September 30, 2009 (in thousands):

	Level 1	Level 2	Total
Cash, cash equivalents and money market securities	$—	$71,700	71,700
U.S. government obligations	—	4,099	4,099
Corporate securities	—	71,605	71,605
Certificates of deposit	—	30,071	30,071

	$—	$177,475	$177,475

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) is the sum of net income (loss) and other comprehensive loss, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(1,312)	$15,191	$(3,170)	$16,736
Other comprehensive loss	(130)	(648)	(356)	(767)

Comprehensive income (loss)	$(1,442)	$14,543	$(3,526)	$15,969

Other comprehensive income (loss) consists of net unrealized holding gains and losses on available-for-sale securities.

Note 5. Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$985	$2,855	$2,976	$4,858
General and administrative	687	2,311	1,890	3,543

	$1,672	$5,166	$4,866	$8,401

Note 6. Income Taxes

We did not provide for income taxes for the three and nine months ended September 30, 2009 because we have projected a tax loss for the full year 2009. Interest expense and penalties related to unrecognized tax benefits were immaterial for the three and nine months ended September 30, 2009 and 2008.

We expect to elect to carryback our projected tax loss for 2009 against our taxable income for 2008. We have recorded a benefit from income taxes of $0.7 million for the nine months ended September 30, 2009 because we expect the carryback of our projected tax loss for 2009 to result in a tax refund in 2010. All of the benefit from income taxes is federal.

Note 7. Commitments

We currently lease approximately 41,200 square feet of general office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments are as follows as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	Total
Future minimum lease payments	$743	$713	$570	$339	$2,365

Note 8. Recently Issued Accounting Pronouncements

In December 2007, the Emerging Issue Task Force issued Accounting for Collaborative Arrangements, which applies to collaborative arrangements where no separate legal entity exists and in which the parties are active participants and are exposed to significant risks and rewards that depend on the success of the activity. This pronouncement, among other things, requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. We adopted this pronouncement effective January 1, 2009. Adopting this pronouncement did not have a material affect on our financial statements.

In 2009, the Financial Accounting Standard Board issued the following accounting pronouncements:

•

Interim Disclosures about Fair Value of Financial Instruments, which require disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position.

•

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

•

Subsequent Events, which establishes the general standards of accounting for and disclosure of subsequent events. In addition, this statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.

We adopted these recently issued accounting pronouncements in the second quarter of 2009. The adoption of these pronouncements did not have a material impact on our financial position, results of operations or cash flows.

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements concerning:

•	timing of resubmission by King Pharmaceuticals, Inc., or King, of the New Drug Application, or NDA, for Remoxy®;

•	potential submission of additional non-clinical data with respect to the Remoxy NDA and that no new clinical efficacy trials will be required by the FDA in connection with the Remoxy NDA;

•	collaboration, milestone and royalty revenue that may be received from King and other payments we may receive from our strategic alliances;

•	the duration of the development period for all four expected drug candidates under our collaboration with King;

•	potential sources of clinical and commercial supply of Remoxy and its components;

•	expansion of our product line, including the formulation of additional dosage forms of Remoxy;

•	expectations regarding timing of completion of preclinical studies with respect to our hemophilia drug candidate;

•	expected amounts of, or fluctuations in, collaboration revenue and payments;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates;

•	fluctuations in our expenses and operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	potential non-realization of deferred tax assets;

•	the amount and timing of receipt of tax refunds; and

•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in regulatory approval, production, commercialization, development, testing and clinical trials (including patient enrollment) of our drug candidates;

•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;

•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that results of clinical trials may not indicate that our drug candidates are safe and effective) or market acceptance of such products, if approved;

•	the uncertainty of patent protection for our intellectual property or trade secrets;

•	potential infringement of the intellectual property rights or trade secrets of third parties;

•	pursuing in-license and acquisition opportunities;

•	potential delays in receipt of tax refunds;

•	hiring and retaining personnel; and

•	our financial position and our ability to obtain additional financing if necessary.

In addition, such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

Overview

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called Remoxy. Remoxy is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. We are developing Remoxy and other abuse-resistant painkillers with King. Pursuant to the terms of our strategic alliance, King is obligated to fund development expenses incurred by us for Remoxy and other abuse-resistant painkillers. We will receive a $15.0 million cash milestone payment from King upon regulatory approval of Remoxy in the U.S. We will also receive a royalty equal to 20% of net sales of drugs developed under this strategic alliance, except as to the first $1.0 billion in cumulative net sales, for which the royalty is set at 15%.

We and King jointly managed a Phase III clinical program and NDA submission for Remoxy. In mid-2008, the FDA accepted our NDA for Remoxy with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for Remoxy. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of Remoxy. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of Remoxy. This shift of responsibility did not change any economic term of our strategic alliance with King. In July 2009, King met with the FDA to discuss Remoxy. As a result of this meeting, King anticipates a resubmission of the Remoxy NDA could occur in 2010.

We are also developing a pipeline of novel drug candidates in the area of hematology and oncology. We own all commercial rights to our pipeline of drug candidates in hematology and oncology.

In hematology, we are developing a drug candidate to treat hemophilia, a genetic disorder in which patients are unable to stop bleeding. The basis for this drug is a novel gene transfer program, developed at Stanford University, aimed at correcting the underlying genetic defect in patients with hemophilia. We expect to complete a preclinical study with this technology in 2009

In oncology, we are developing a novel drug candidate called PTI-188. PTI-188 is a novel radio-labeled monoclonal antibody to treat metastatic melanoma, a deadly form of skin cancer. In 2008, we announced data from a Phase I clinical study using PTI-188. In May 2009, we announced the initiation of another Phase I clinical study with PTI-188 in Israel. The primary objective of this dose-escalation Phase I study is to assess the safety, pharmacokinetics and anti-tumor activity of PTI-188 in patients with metastatic melanoma. We are continuing to enroll patients in this Phase I clinical study.

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

Although we were profitable in 2008 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through September 30, 2009, we have recorded an accumulated deficit of approximately $117.3 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

The following table summarizes expenses by category for all of our research and development efforts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Compensation	$2,308	$5,832	$7,809	$12,086
Contractor fees(1)	1,433	5,373	6,334	18,491
Supplies(2)	302	757	1,087	2,773
Other common costs(3)	478	966	2,017	3,277

	$4,521	$12,928	$17,247	$36,627

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other common costs generally include the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates may also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate Remoxy to be applicable to the other drug candidates that may arise out of our collaboration with King since all such drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody drug candidate to treat metastatic melanoma. Research and development expenses related to this technology include approximately $0.9 million and $0.6 million in the three months ended September 30, 2009 and 2008, respectively, and $2.7 million and $2.1 in the nine months ended September 30, 2009 and 2008, respectively, primarily in contractor fees and compensation. Research and development expenses related to hemophilia and other product candidates include approximately $0.6 million and $1.2 million in the three months ended September 30, 2009 and 2008, respectively, and $3.1 million and $3.4 million in the nine months ended September 30, 2009 and 2008, respectively, primarily in contractor fees and compensation.

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

•

Taxes. We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred tax assets reflect the tax effects of net operating loss and tax credit carryovers as well as temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts included in our income tax returns. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $1.1 million of net deferred tax assets recognized on our balance sheet included in other assets as of September 30, 2009, we offset the net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period.

Results of Operations

Three and nine months ended September 30, 2009 and 2008

Revenue – Program fee revenue

In 2005, King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with them. Program fee revenues recognized from this upfront fee were $3.6 million for each of the three months ended September 30, 2009 and 2008 and $10.8 million for each of the nine months ended September 30, 2009 and 2008. We expect to recognize the remainder of the program fee ratably over our estimate of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014.

Revenue – Collaboration revenue

Collaboration revenues decreased to $0.2 million from $6.7 million in the three months ended September 30, 2009 and 2008, respectively, and to $6.1 million from $24.7 million in the nine months ended September 30, 2009 and 2008, respectively. These revenues are related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenues were lower in the three and nine month periods of 2009 as compared to the same periods of 2008 primarily because the reimbursable expenses we incurred pursuant to the strategic alliance with King were lower.

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

Research and development expenses decreased to $4.5 million in the three months ended September 30, 2009 from $12.9 million in the same period in 2008 and to $17.2 million in the nine months ended September 30, 2009 from $36.6 million in the same period in 2008. The decrease was primarily due to decreases in clinical and other development activities for Remoxy as well as the recent assumption by King of primary regulatory responsibility for Remoxy, partially offset by increased activities in metastatic melanoma, hemophilia and other projects. Research and development expenses included non-cash stock-based compensation expense of $1.0 million and $2.9 million in the three months ended September 30, 2009 and 2008, respectively and $3.0 million and $4.9 million in the nine months ended September 30, 2009 and 2008, respectively.

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

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $1.5 million in the three months ended September 30, 2009 from $3.6 million in the same period in 2008 and to $4.7 million in the nine months ended September 30, 2009 from $7.3 million in the same period in 2008. The decrease was primarily due to decreases in compensation and operating expenses. General and administrative expenses included non-cash stock-based compensation expense of $0.7 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively, and $1.9 million and $3.5 million for the nine months ended September 30, 2009 and 2008, respectively. We expect general and administrative expenses to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest income decreased to $0.6 million for the three months ended September 30, 2009 from $1.4 million in the same period in 2008 and decreased to $1.2 million for the nine months ended September 30, 2009 from $5.2 million in the same period in 2008. The decreases in interest income are primarily due to decreases in prevailing interest rates on investments in marketable securities and, to a lesser extent, decreased average balances of marketable securities. We expect our interest income to decrease in the future as we use cash to fund our operations.

Benefit from income taxes

We have projected a tax loss for the full year 2009. We expect to elect to carryback our projected tax loss for 2009 against our taxable income for 2008. We expect this election will result in a tax refund in 2010 related to this carryback. As a result, we have recorded a benefit from income taxes of $0.7 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under our strategic alliance with King and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2009, cash, cash equivalents and marketable securities were $177.5 million.

Net cash used in operating activities was $12.7 million for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $15.6 million for the nine months ended September 30, 2008. The change was primarily due to milestone payments received in 2008 as well as activity related to reimbursable expenses for our products candidates pursuant to our strategic alliance with King and increased activities in our other product candidates.

Net cash used in investing activities was $111.8 million in the nine months ended September 30, 2009 and net cash provided by investing activities was $67.6 million for the nine months ended September 30, 2008. Cash used in investing activities for the nine months ended September 30, 2009 consisted primarily of purchases of marketable securities. Cash provided by investing activities for the nine months ended September 30, 2008 consisted of sales and maturities of marketable securities. We did not use any cash for purchases of property, equipment and leasehold improvements during the nine months ended September 30, 2009 or 2008. We expect to continue to invest in our infrastructure to support our operations.

Net cash provided by financing activities was $0.4 million in the nine months ended September 30, 2009 and net cash used by financing activities was $25.8 million in the nine months ended September 30, 2008. In the nine months ended September 30, 2008, we repurchased stock under a stock buyback plan that was completed in 2008. Other cash from financing activities in both 2009 and 2008 consisted of proceeds received from the issuance of our common stock pursuant to stock option exercises.

We had $43.5 million of total deferred tax assets at December 31, 2008. Realization of these deferred tax assets is dependent on future earnings, if any. We are uncertain of the timing and amount of any future earnings. Accordingly, except for $1.1 million of deferred tax assets included in other assets as of September 30, 2009, we offset the deferred tax asset with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our tax liabilities. Our net tax liabilities at September 30, 2009 do not result in a material contractual obligation. We expect to receive a tax refund of $2.1 million in the three months ended December 31, 2009 from taxes paid for the year ended December 31, 2006.

We currently lease approximately 41,200 square feet of general office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments are as follows as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	Total
Future minimum lease payments	$743	$713	$570	$339	$2,365

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2009. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $117.3 million at September 30, 2009. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2009 by approximately $0.6 million. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of September 30, 2009, our investments consisted of investments in corporate and government notes and obligations, certificates of deposits or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

Pursuant to our strategic alliance with King, we jointly manage and prepare Phase III clinical trials and NDA submissions in the United States for Remoxy and other drug candidates with King. We rely on King to devote time and resources to the development, manufacturing and commercialization of Remoxy and other drug candidates under our strategic alliance. King may develop or acquire drugs or drug candidates that compete for resources with our drug candidates that are subject to this strategic alliance. For instance, King has acquired a drug candidate for the acute pain market and has acquired another company that has technologies to reduce potential risks of unintended use and a NDA in place with the FDA for an opioid to reduce potential risks of unintended use. There can be no assurance that King’s other drug candidates will not become competitive with our drug candidates being developed under the collaboration with King. If King limits its time and resources devoted to the strategic alliance or fails to fund the continued development of Remoxy or other opioid drug candidates as required by our agreement with King, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under our collaboration agreement, their failure may jeopardize our rights under our license with Durect.

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

Although we were profitable in 2006, 2007 and 2008 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $117.3 million as of September 30, 2009. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Date: October 30, 2009

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