Form 10-K
period 2009-12-31
PAIN THERAPEUTICS INC
filed 2010-02-01
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $159,092,694 computed by reference to the last sales price of $5.37 as reported on the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2009.

The number of shares outstanding of the Registrant’s common stock on January 12, 2010 was 42,301,901.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

PAIN THERAPEUTICS, INC.

FORM 10-K

PART I

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	the timing of resubmission by King Pharmaceuticals, Inc., or King, of an New Drug Application, or NDA, for REMOXY® with the U.S. Food and Drug Administration, or FDA;

•	royalty, milestone or collaboration revenue we may receive from King pursuant to our strategic alliance with King and other payments we may receive from our strategic alliances;

•	the duration of the development period for expected drug candidates under our collaboration with King;

•	anticipated announcements concerning current and expected clinical trials and preclinical studies;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of potential markets for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing or fluctuations in our operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	estimates concerning the provision for (benefit from) income taxes, receipt of tax refunds and realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the possibility of the FDA requesting additional data which would require an extended period of time to complete, significantly delaying or preventing the potential approval of REMOXY;

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

•	the uncertainty of protection of our intellectual property rights or trade secrets;

•	potential infringement of the intellectual property rights of third parties;

•	pursuing in-license and acquisition opportunities;

•	maintenance or third party funding of our collaboration and license agreements;

•	receipt of tax refunds;

•	hiring and retaining personnel; and

•	our financial position and our ability to obtain additional financing if necessary.

In addition, such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

Item 1.	Business

Overview

Pain Therapeutics, Inc. is a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and other abuse-resistant painkillers are being developed pursuant to a strategic alliance we have with King. King is obligated to fund development expenses incurred by us for REMOXY and other abuse-resistant painkillers pursuant to the terms of our strategic alliance. We will receive a $15.0 million cash milestone payment from King upon regulatory approval of REMOXY in the United States. We will also receive a royalty equal to 20% of net sales of drugs developed under this strategic alliance, except as to the first $1.0 billion in cumulative net sales, for which the royalty is set at 15%.

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

REMOXY

REMOXY is a novel controlled-release oral capsule form of oxycodone in a highly viscous liquid formulation matrix that includes novel excipients. It is specifically formulated to help address issues of abuse and misuse of time-release oxycodone tablets. Sales of time-release oxycodone were estimated to be over $2.5 billion in 2008.

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

Metastatic Melanoma

We are developing a novel drug candidate called PTI-188 to treat metastatic melanoma, a deadly form of skin cancer. PTI-188 is a monoclonal antibody linked to a radioisotope, intended to deliver doses of radiation lethal to melanoma tumors without harming normal tissue. In 2008, we announced the completion of our first clinical study with PTI-188 in Israel. The objectives of this study were to assess safety, pharmacokinetics and dosimetry. Top-line results of this clinical study indicate this antibody binds to melanoma tumor sites. No drug-related serious adverse events were observed in this study.

In May 2009, we announced the initiation of another Phase I clinical study with PTI-188 in Israel. The primary objective of this dose-escalation Phase I study is to assess the safety, pharmacokinetics and anti-tumor activity of PTI-188 in patients with metastatic melanoma. We expect to announce data from this Phase I study in the quarter ended March 31, 2010.

The technology used in this program was developed at the Albert Einstein College of Medicine. We have licensed exclusive worldwide commercial rights to this technology from Albert Einstein College of Medicine.

Hemophilia

We have a gene transfer program, developed at Stanford University, aimed at correcting a genetic defect in patients with hemophilia, a genetic disorder in which patients are unable to stop bleeding. During 2009, we conducted a variety of pre-clinical studies with this technology. We expect to announce data from a preclinical study with this technology in the quarter ended March 31, 2010. We have licensed exclusive worldwide commercial rights to the technology used in this program from Poetic Genetics, LLC, or Poetic.

Other product candidates

We believe the abuse-resistant technology used in REMOXY is applicable to different oral opioid painkillers. Our strategic alliance with King includes three other opioid product candidates. PTI-202 and PTI-721 have completed Phase I clinical trials. These Phase I clinical trials were designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of a single, oral dose of the drug candidates in healthy volunteers. We believe results also indicate these product candidates are safe and well-tolerated and their release profile appears well-suited to use with a chronic pain population. Like REMOXY, PTI-202 and PTI-721 are intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse. King made milestone payments to us of $5.0 million in 2008 in connection with the acceptance by the FDA of the investigational new drug application, or IND, for PTI-721 and $5.0 million in 2006 in connection with the acceptance by the FDA of the IND for PTI-202. We and King are also conducting pre-clinical development of a fourth product candidate.

Strategy

Our corporate strategy is to spend carefully but to keep innovation at the top of our agenda. Our clinical goal is to continue to develop novel drugs that are more effective or safer than drugs used in the clinic today. Elements of our strategy include:

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

We also conduct basic research in collaboration with academic and other partners. Company sponsored research and development expenditures were $47.7 million in 2007, $45.8 million in 2008 and $21.1 million in 2009. We recorded contract revenue related to customer-sponsored research activities under our collaboration with King of $42.7 million in 2007, $29.4 million in 2008 and $6.2 million in 2009.

Our Intellectual Property

We seek to protect our technology by, among other methods, filing and prosecuting U.S. and foreign patents and patent applications with respect to our technology and products and their uses. The focus of our patent strategy is to secure and maintain intellectual property rights to technology for the following categories of our business:

•	the technology that forms the basis of REMOXY and our other abuse resistant drug candidates;

•	the clinical use of radio-labeled monoclonal antibodies for the treatment of metastatic melanoma and certain therapeutic uses outside of oncology;

•	the clinical uses of a unique gene integration system intended to treat hemophilia or pain;

•	the technologies or intellectual property related to our pre-clinical product candidates; and

•	the manufacture and use of our drug candidates.

We plan to prosecute and defend our patent applications, issued patents and proprietary information. Our competitive position and potential future revenues will depend in large part upon our ability to protect our intellectual property from challenges and to enforce our patent rights against potential infringements.

We and our collaborators have filed patent applications with the U.S. Patent Office to further protect our technologies. Our material patents and the material patents we license from third parties include:

•

For REMOXY and our other abuse resistant product candidates, we have licensed from Durect Corporation U.S. Patent 5,747,058, titled “High Viscosity Liquid Controlled Delivery System.” Such patent expires in June 2015;

•

For melanoma, we have licensed from Albert Einstein College of Medicine U.S. Patent No. 7,402,385, titled “Radiolabled Anti-Melanin Antibodies and Peptides for Treatment of Melanoma.” Such patent expires in April 2024; and

•	For hemophilia, we have licensed from Poetic Genetics, LLC U.S. Patent No. 7,361,641, titled “Methods and Compositions for Genomic Modification.” Such patent expires in August 2019.

Other patents have published but not issued and other patent applications are pending. If issued, we believe these published but unissued patents and applications would protect certain of our technologies through at least 2020. If these patent applications do not result in issued patents, the duration or scope of our patent rights may be limited and our future revenues could be lower as a result.

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

We and King have a joint oversight committee, or JOC, to oversee drug development and commercialization strategies for the strategic alliance. Pursuant to the collaboration agreement in the strategic alliance, we retain sole control of drug development activities in the United States through Phase II clinical trials. We and King will jointly manage Phase III clinical trials and NDA submissions in the United States. King has responsibility for these development activities outside the United States. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. For the other three drug candidates subject to the strategic alliance, upon regulatory approval, King will assume sole control and worldwide responsibility to exclusively commercialize abuse-resistant opioid drugs developed pursuant to the strategic alliance. We retain all development and commercial rights in Australia and New Zealand.

The collaboration agreement continues until the later of the expiration of any patent rights licensed under the license agreement or developed under the collaboration agreement and the expiration of all periods of market exclusivity with respect to REMOXY and other abuse-resistant opioid drug candidates being developed under the strategic alliance. Currently, the last to expire issued patent covered by such arrangement expires in June 2016; however, we expect such date may be extended by the issuance of any additional patents pursuant to pending patent applications. We and King can terminate the collaboration agreement under certain circumstances, including material breach and insolvency. Our license agreement with King terminates at the time that the collaboration agreement terminates.

Formulation Agreement with Durect Corporation

We have an exclusive, worldwide Development and License Agreement, or the Durect Agreement, with Durect Corporation, or Durect, to use a patented technology that forms the basis for a number of oral gel-cap drug candidates, including REMOXY. We reimburse Durect for formulation and related work, and make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. Aggregate payments to Durect from the inception of the Durect Agreement in late 2002 to December 31, 2009 were approximately $34.8 million. We paid Durect $1.0 million in upfront payments under the Durect Agreement and $1.7 million for achievement of certain clinical and regulatory milestones. We could pay up to another $7.6 million of potential payments under the Durect Agreement following achievement of certain clinical and regulatory milestones. We have sub-licensed to King certain rights to develop and to commercialize REMOXY and certain other opioid drugs formulated in part with technology we licensed from Durect. King controls preclinical, clinical, commercial manufacturing and sales and marketing activities for REMOXY and we control all of the preclinical, clinical, commercial manufacturing and sales and marketing activities for the other abuse-resistant opioid painkillers. King is obligated to reimburse us for all expenses for formulation and related work and for milestone payments we incur under our agreement with Durect.

We also are obligated to pay Durect royalties on any related drug sales. Royalties on sales of products licensed under our agreement with Durect range from 6.0% to 11.5%, depending on the level of sales of licensed products in a given calendar year. In turn, King is obligated to reimburse us for all royalty expenses we incur under the agreement with Durect for product sales under our strategic alliance with King. Durect is obligated to supply King with certain components of REMOXY and other abuse-resistant opioid painkillers pursuant to a commercial supply agreement between King and Durect.

The Durect Agreement terminates on a country-by-country basis upon the later of the expiration of the last to expire of the patents licensed under such agreement or a certain number of years following first commercial sale in such country. Currently, the last to expire patent covered by such agreement expires in June 2016. However, we expect such date may be extended by the issuance of any additional patents pursuant to pending patent applications. We can terminate the Durect Agreement with notice to Durect and we and Durect can terminate such agreement under certain circumstances, including material breach and insolvency.

Under our license agreement with King, we are obligated not to amend or terminate our agreement with Durect if an amendment or termination would alter the rights or obligations of King under our collaboration agreement or license agreement with King.

License of Technology from Albert Einstein College of Medicine

We have licensed certain technology, including technology that we use in our monoclonal antibody program for the treatment of metastatic melanoma, from Albert Einstein College of Medicine, or AECOM, pursuant to a License Agreement, or AECOM Agreement. Under the AECOM Agreement, we have a worldwide exclusive license to the technology underlying the AECOM Agreement and all intellectual property rights arising from such technology. The AECOM Agreement requires us to pay AECOM up to $8.0 million in milestone payments, based on certain clinical development and commercial milestones, and royalties of 4% based on sales of licensed products If a product utilizing technology licensed under the AECOM Agreement is combined with a drug or other substance for which we are paying an additional royalty, the royalty that we pay to AECOM will be reduced by up to one-half based on the amount of such additional royalty. In connection with the AECOM Agreement, we also issued a warrant to purchase up to 150,000 shares of our common stock at an exercise price of $6.77 per share, with vesting subject to certain commercial milestones. This warrant expired unvested in January 2010. Aggregate payments to AECOM from the inception of the AECOM Agreement to December 31, 2009 were approximately $1.5 million, inclusive of an up-front payment of $200,000. We have not yet made any milestone payments to AECOM under this agreement.

The AECOM Agreement terminates on a country-by-country basis when our obligation to pay royalties ceases. All royalty obligations will cease upon the expiration of the last to expire patent covered by the agreement. Currently, the last to expire patent covered by such agreement expires in April 2024. We expect such date may be extended by the issuance of any additional patents pursuant to pending patent applications. We can terminate this license anytime and we and AECOM can terminate under certain circumstances, including material breach and insolvency.

AECOM originally received grants from the U.S. federal government to research some of the technology that we license. The terms of these grants provide the U.S. federal government with a non-exclusive, non-transferable paid-up license to practice inventions made with federal funds. Thus, our licenses are non-exclusive to the extent of the U.S. federal government’s license. If the U.S. federal government exercises its rights under this license, it could make use of the same technology that we license and the size of our potential market could thereby be reduced.

License of Technology from Poetic Genetics, LLC

We have licensed novel gene integration technology from Poetic pursuant to a License Agreement with Poetic, or the Poetic License. We have worldwide commercial rights and all intellectual property rights arising from the technology subject to the Poetic License in all indications in hemophilia and pain management. In connection with the Poetic License, we paid Poetic a $10,000 upfront fee and also issued a warrant to purchase up to 300,000 shares of our common stock at an exercise price of $8.86 per share that does not vest until certain commercialization milestones are met with respect to products relying on technology licensed under the agreement. This warrant is not currently vested and terminates in February 2027. Under the Poetic License, we are also obliged to pay Poetic milestone payments of up to $4.0 million in the aggregate, based on clinical and regulatory progress, and a royalty on net sales in the mid-single digit range. Other than the up-front payment, we have not to date made any other cash payments to Poetic under this agreement.

The Poetic License terminates on a country-by-country basis on the expiration of the last patent licensed under the agreement or, if there is no valid claim under a licensed patent, seven years from the first commercial sale of a licensed product. Currently, the last to expire patent covered by such agreement expires in August 2019. We expect such date may be extended by the issuance of any additional patents pursuant to pending patent applications. The Poetic License is also terminable by either us or Poetic in the event of a material breach by the other party.

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

We and King rely on Durect and other third-party manufacturers to formulate, manufacture, fill, label, ship or store REMOXY and other abuse-resistant drug candidates and their components. King is responsible for all manufacturing and supply of REMOXY. REMOXY and other product candidates under our strategic alliance with King are formulated using, in part, proprietary technology licensed from Durect.

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

Our clinical trials are designed to produce clinical information about how our drugs perform compared to placebo or compared to existing drugs where appropriate. We have designed most Phase II and Phase III clinical trials to date as randomized, double-blind, placebo-controlled, dose-ranging studies. A randomized clinical trial is one in which patients are randomly assigned to the various study treatment arms. A double-blind clinical trial is one in which the patient, the physician and our trial monitor are unaware if the patient is receiving placebo or study drug in order to preserve the integrity of the clinical trial and reduce bias. A placebo-controlled clinical trial is one in which a subset of patients is purposefully given inactive medication.

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

Competition

Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary opioid formulations include, but are not limited to, Roxane Laboratories, Purdue Pharma, King, Abbott Laboratories, Cephalon, Endo Pharmaceuticals, Teva Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals. Alternative technologies are being developed to address the issue of abuse or misuse of opioid painkillers or increase opioid potency, as well as alternatives to opioid therapy for pain management, and improved treatments for metastatic melanoma and hemophilia, several of which are in clinical trials or are awaiting approval from the FDA.

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

Developments by competitors may render our drug candidates or technologies obsolete or non-competitive. We also compete with these companies for qualified personnel and opportunities for product acquisitions, joint ventures or other strategic alliances.

Incorporation

We were incorporated in Delaware in May 1998.

Employees

As of December 31, 2009, we had 27 employees. We engage consultants from time to time to perform services on retainer, a per diem or hourly basis.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.paintrials.com, by contacting the Investor Relations Department at our corporate offices by calling 650-624-8200 or by sending an e-mail message to IR@paintrials.com.

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

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In July 2009, King met with the FDA to discuss REMOXY. As a result of this meeting, King anticipates that a resubmission of the REMOXY NDA could occur in 2010. While King has announced that it believes that the outcome of this meeting provided it with a path for resubmission of the REMOXY NDA, and that the FDA is not requiring additional clinical trials to support approval, there can be no assurance that the FDA will approve the NDA for REMOXY, even with the additional data proposed to be provided by King, or that the FDA will not require additional clinical or non-clinical data to be submitted. If the FDA were to require additional clinical or non-clinical data, providing such data may significantly delay the potential approval of REMOXY.

Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require additional studies, in which case we or our collaborators would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals would:

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. For example, in 2009, the FDA met with the sponsors of opioid drug products in order to discuss Risk Evaluation and Mitigation Strategies, or REMS, for opioid drugs. These discussions may result in changes to or additional government regulations with respect to our opioid drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drugs and our business could suffer.

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

Pursuant to our strategic alliance with King, King manages and prepares the NDA re-submission in the United States for REMOXY and we and King jointly manage and prepare Phase III clinical trials and NDA submissions in the United States for other drug candidates subject to such agreement. We rely on King to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under our strategic alliance. King may commercialize, develop or acquire drugs or drug candidates that compete for resources with our drug candidates that are subject to this strategic alliance. For instance, King markets and sells Embeda, an extended-release oral formulation of morphine sulfate and Avinza, a once-daily morphine treatment for moderate to severe pain. There can be no assurance that King’s other drugs or drug candidates will not become competitive with our drug candidates being developed under the collaboration with King. If King limits its time and resources devoted to the strategic alliance or fails to fund the continued development of REMOXY or other opioid drug candidates as required by our agreement with King, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under our collaboration agreement, their failure may jeopardize our rights under our license with Durect.

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

Although we were profitable in 2006, 2007 and 2008 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $117.6 million as of December 31, 2009. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

There were no matters submitted to a vote of the security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “PTIE.” The following table sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Sales Prices
	High	Low
Fiscal 2008:
First Quarter	$10.73	$7.48
Second Quarter	$8.86	$6.80
Third Quarter	$10.32	$7.35
Fourth Quarter	$10.09	$5.50
Fiscal 2009:
First Quarter	$6.71	$3.20
Second Quarter	$5.63	$3.85
Third Quarter	$5.62	$4.02
Fourth Quarter	$5.88	$4.63

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 15, 2010, there were approximately 70 holders of record of our common stock.

Performance Graph

The following line graph compares the percentage change in the cumulative return to the stockholders of the our common stock with the cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period commencing December 31, 2004.

*	The graph assumes that $100 invested on 12/31/04 in our common stock or index, and that all dividends were reinvested. We have not declared or paid any dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data (in thousands except per share data)

The following selected financial data should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. The selected balance sheet data at December 31, 2009 and 2008 and the selected statement of operations data for 2009, 2008 and 2007 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2007, 2006 and 2005 and the statements of operations for 2006 and 2005 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
	2009	2008	2007	2006	2005
Statement of operations data:
Collaboration revenue	$6,215	$29,377	$42,746	$22,717	$1,368
Program fee revenue	14,348	14,348	23,238	26,201	3,712
Milestone revenue	—	20,000	—	5,000	—

Total revenue	20,563	63,725	65,984	53,918	5,080
Research and development expense	21,059	45,817	47,730	46,803	32,938
General and administrative expense	6,258	9,196	8,085	7,668	4,859

Total operating expenses	27,317	55,013	55,815	54,471	37,797

Operating income (loss)	(6,754)	8,712	10,169	(553)	(32,717)
Interest and other income, net	1,777	6,018	10,136	9,668	2,047

Income (loss) before income taxes	(4,977)	14,730	20,305	9,115	(30,670)
Benefit from income taxes	(1,510)	(617)	—	2,927	—

Net income (loss)	$(3,467)	$15,347	$20,305	$6,188	$(30,670)

Net income (loss) per share:
Basic	$(0.08)	$0.36	$0.46	$0.14	$(0.70)

Diluted	$(0.08)	$0.35	$0.44	$0.14	$(0.70)

Weighted average shares used in computing net income (loss) per share:
Basic	42,165	42,252	44,150	44,146	43,795

Diluted	42,165	43,857	45,676	45,475	43,795

	December 31,
	2009	2008	2007	2006	2005
Balance sheet data:
Cash and cash equivalents	$35,794	$153,158	$86,567	$16,386	$95,651
Marketable securities	139,965	36,937	118,504	188,014	117,001
Working capital	159,959	170,522	184,717	170,460	181,817
Total assets	182,005	193,436	207,625	208,456	215,795
Deferred program fee revenue	68,153	82,502	96,849	120,087	146,288
Total liabilities	73,753	89,150	103,711	130,541	152,435
Total stockholders’ equity	108,252	104,286	103,914	77,915	63,360

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and other abuse-resistant painkillers are being developed pursuant to a strategic alliance we have with King. King is obligated to fund development expenses incurred by us for REMOXY and other abuse-resistant painkillers pursuant to the terms of our strategic alliance. We will receive a $15.0 million cash milestone payment from King upon regulatory approval of REMOXY in the United States. We will also receive a royalty equal to 20% of net sales of drugs developed under this strategic alliance, except as to the first $1.0 billion in cumulative net sales, for which the royalty is set at 15%.

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

We are developing a novel drug candidate called PTI-188 to treat metastatic melanoma, a deadly form of skin cancer. PTI-188 is a monoclonal antibody linked to a radioisotope, intended to deliver doses of radiation lethal to melanoma tumors without harming normal tissue. In 2008, we announced the completion of our first clinical study with PTI-188 in Israel. In May 2009, we announced the initiation of another Phase I clinical study with PTI-188 in Israel. The primary objective of this dose-escalation Phase I study is to assess the safety, pharmacokinetics and anti-tumor activity of PTI-188 in patients with metastatic melanoma. We expect to announce data from this Phase I study in the quarter ended March 31, 2010.

We have a gene transfer program, developed at Stanford University, aimed at correcting an underlying genetic defect in patients with hemophilia, a genetic disorder in which patients are unable to stop bleeding. During 2009, we conducted a variety of pre-clinical studies with this technology. We expect to announce data from a preclinical study with this technology in the quarter ended March 31, 2010.

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

Although we were profitable in 2006, 2007 and 2008 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through December 31, 2009, we have recorded an accumulated deficit of approximately $117.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on the research and development of drugs for the treatment of pain, metastatic melanoma and hemophilia. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years Ended December 31,
	2009	2008	2007
Compensation	$10,165	$15,117	$11,126
Contractor fees(1)	7,165	22,112	26,405
Supplies(2)	1,150	3,668	6,325
Other common costs(3)	2,579	4,920	3,874

	$21,059	$45,817	$47,730

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

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

We spent approximately $3.4 million in 2009, $2.8 million in 2008 and $3.2 million in 2007 on PTI-188, primarily in contractor fees and supplies. We spent approximately $3.9 million in 2009, $6.0 million in 2008 and $1.0 million in 2007 on hemophilia, primarily in contractor fees and supplies.

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

•

Taxes. We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings, if any. We are uncertain as to the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized in connection with our tax positions as interest expense, when appropriate.

Results of Operations

Years Ended December 31, 2009 and 2008

Revenue—Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of this upfront fee were $14.3 million in 2009 and 2008. We expect to recognize the rest of the program fee ratably over our estimate of the remainder of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2014.

Revenue—Collaboration revenue

Collaboration revenues were $6.2 million in 2009 and $29.4 million in 2008. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenues were lower in 2009 as compared to 2008 primarily because the reimbursable expenses we incurred pursuant to the strategic alliance with King were lower in 2009 as compared to 2008.

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

Research and development expense decreased to $21.1 million in 2009 from $45.8 million in 2008. The decrease was primarily due to decreases in clinical and development activities for REMOXY as well as the assumption in 2009 by King of primary regulatory responsibility for REMOXY, partially offset by increased activities in metastatic melanoma, hemophilia and other projects. Research and development expenses included non-cash stock related compensation costs of $4.0 million in 2009 and $6.1 million in 2008.

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

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $6.3 million in 2009 from $9.2 million in 2008. The decrease was primarily due to decreases in non-cash stock-related compensation costs. General and administrative expenses included non-cash stock related compensation costs of $2.7 million in 2009 and $4.1 million in 2008. We expect general and administrative expenses to increase over the next several years in connection with support of precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income, Net

Interest and other income, net, decreased to $1.8 million in 2009 from $6.0 million in 2008. This decrease was primarily due to decreases in prevailing interest rates on investments in marketable securities and, to a lesser extent, decreased average balances of marketable securities. We expect our interest income to decrease in the future as we use cash to fund our operations.

Benefit from Income Taxes

We did not provide for income taxes in 2009 because we did not have taxable income in 2009. We plan to elect to carryback part of our tax loss for 2009 against federal taxes paid for 2008 and the remaining portion of federal taxes paid for 2006. We expect this election will result in a combined federal tax refund in 2010 of $1.6 million. In anticipation of this refund, we have recorded a benefit from income taxes of $1.5 million for 2009. Interest expense and penalties related to unrecognized tax benefits were immaterial for 2009 and 2008.

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

Revenue—Collaboration revenue

Collaboration revenues were $29.4 million and $42.7 million in the years ended December 31, 2008 and 2007, respectively. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. The decrease of $13.3 million in 2008 was primarily because 2007 revenue included recognition of approximately $10.4 million in costs incurred by us between September and December 2006 that were subject to completion of King’s review. King reviewed and paid for these expenses in 2007. We incurred expenses of $3.8 million in 2007 which King reimbursed in 2008. We incurred expenses of $1.1 million in 2008 which King reimbursed in 2009.

Revenue—Milestone revenue

Milestone revenue was $20.0 million in 2008. King made a milestone payment of $15.0 million to us on acceptance of the NDA for REMOXY by the FDA and $5.0 million in connection with the acceptance by the FDA of the IND for PTI-202.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under our strategic alliance with King, and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2009, cash, cash equivalents and marketable securities were $175.8 million.

Net cash used by operating activities was $14.7 million for 2009 compared to net cash provided by operating activities $11.2 million for 2008. This change was primarily due to the receipt of $20.0 million in milestone payments in 2008 combined with a $23.2 million decrease in collaboration revenue in 2009 as compared to 2008.

Net cash used in investing activities was $103.2 million for 2009 compared to net cash provided by investing activities of $80.2 million for 2008. Investing activities for both years consisted primarily of the purchase and sale of marketable securities. Our investing activities to purchase property, equipment and leasehold improvements used no cash for 2009 and 2008. In 2008, we wrote-off our property, equipment and leasehold improvements and accumulated depreciation and amortization related to our lease of office space in South San Francisco because we no longer use that office space. We expect to continue to invest in our infrastructure to support our operations.

Net cash provided by financing activities was $0.6 million for 2009 and net cash used in financing activities was $24.8 million in 2008. In 2008, we completed a stock buyback plan for the repurchase of up to $30.0 million of our common stock. We used cash of $26.2 million in 2008 to purchase our common stock on the open market. Other cash from financing activities in both 2009 and 2008 consisted primarily of proceeds received from the issuance of our common stock pursuant to stock option exercises and stock purchased by employees pursuant to our 2000 Employee Stock Purchase Plan.

We expect to receive a tax refund of $2.1 million in the quarter ended March 31, 2010 from federal taxes paid for 2006. In addition, we plan to elect to carryback part of our tax loss for 2009 against all federal taxes paid for 2008 and a portion of federal taxes paid for 2006. We expect this election will result in a combined federal tax refund in 2010 of an additional $1.6 million. Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities recognized uncertain tax positions. Our liability at December 31, 2009 related to our uncertain tax positions does not result in a material contractual obligation.

We currently lease approximately 41,200 square feet of general office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments for our leases are as follows for the years ended December 31, (in thousands):

	2010	2011	2012	Total
Future minimum lease payments	$713	$570	$339	$1,622

We believe that our facilities are adequate and suitable for our current needs.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2009. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $117.6 million at December 31, 2009. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2009 by approximately $0.7 million. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2009, our investments consisted of investments in corporate and government notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Palo Alto, California

February 1, 2010

PAIN THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$35,794	$153,158
Marketable securities	139,965	36,937
Other current assets	2,712	541

Total current assets	178,471	190,636
Property and equipment, net	517	774
Other assets	3,017	2,026

Total assets	$182,005	$193,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,317	$2,216
Accrued development expense	1,221	1,029
Deferred program fee revenue—current portion	14,348	14,348
Accrued compensation and benefits	1,138	1,690
Other accrued liabilities	487	831

Total current liabilities	18,511	20,114

Non-current liabilities
Deferred program fee revenue—non-current portion	53,805	68,154
Deferred tax liabilities	1,437	882

Total liabilities	73,753	89,150
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 42,301,901 and 42,068,752 shares issued and outstanding in 2009 and 2008, respectively	42	42
Additional paid-in-capital	225,432	218,021
Accumulated other comprehensive income	347	325
Accumulated deficit	(117,569)	(114,102)

Total stockholders’ equity	108,252	104,286

Total liabilities and stockholders’ equity	$182,005	$193,436

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Revenue
Collaboration revenue	$6,215	$29,377	$42,746
Program fee revenue	14,348	14,348	23,238
Milestone revenue	—	20,000	—

Total revenue	20,563	63,725	65,984
Operating expenses
Research and development	21,059	45,817	47,730
General and administrative	6,258	9,196	8,085

Total operating expenses	27,317	55,013	55,815

Operating income (loss)	(6,754)	8,712	10,169
Interest and other income, net	1,777	6,018	10,136

Income (loss) before income taxes	(4,977)	14,730	20,305
Benefit from income taxes	(1,510)	(617)	—

Net income (loss)	$(3,467)	$15,347	$20,305

Net income (loss) per share
Basic	$(0.08)	$0.36	$0.46

Diluted	$(0.08)	$0.35	$0.44

Weighted-average shares used in computing net income (loss) per share
Basic	42,165	42,252	44,150

Diluted	42,165	43,857	45,676

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS EQUITY

(in thousands, except per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2006	44,314,003	$44	$214,749	$(372)	$(136,506)	$77,915
Issuance of common stock pursuant to exercise of stock options	400,442	—	2,284	—	—	2,284
Issuance of common stock related to employee stock purchase plan	71,358	—	368	—	—	368
Compensation with respect to non-employee option grants	—	—	437	—	—	437
Compensation with respect to employee option grants	—	—	5,857	—	—	5,857
Accrued sabbatical benefits	—	—	—	—	(415)	(415)
Purchase of stock pursuant to the stock repurchase plan	(480,700)	—	(2,280)	—	(1,513)	(3,793)
Net unrealized gains on investment in marketable securities	—	—	—	956	—	956
Net income	—	—	—	—	20,305	20,305

Comprehensive income						21,261

Balance at December 31, 2007	44,305,103	44	221,415	584	(118,129)	103,914
Issuance of common stock pursuant to exercise of stock options	819,058	1	638	—	—	639
Issuance of common stock related to employee stock purchase plan	73,354	—	462	—	—	462
Compensation with respect to non-employee option grants	—	—	128	—	—	128
Compensation with respect to employee option grants and share based awards	—	—	10,077	—	—	10,077
Purchase of stock pursuant to the stock repurchase plan	(3,128,763)	(3)	(14,884)	—	(11,320)	(26,207)
Tax benefits from the exercise of options	—	—	185	—	—	185
Net unrealized losses on investments in marketable securities	—	—	—	(259)	—	(259)
Net income	—	—	—	—	15,347	15,347

Comprehensive income						15,088

Balance at December 31, 2008	42,068,752	42	218,021	325	(114,102)	104,286
Issuance of common stock pursuant to exercise of stock options	194,311	—	436	—	—	436
Issuance of common stock related to employee stock purchase plan	38,838	—	128	—	—	128
Compensation with respect to non-employee option grants	—	—	(22)	—	—	(22)
Compensation with respect to employee option grants and share based awards	—	—	6,681	—	—	6,681
Tax benefits from the exercise of options	—	—	188	—	—	188
Net unrealized gains on investments in marketable securities	—	—	—	22	—	22
Net income (loss)	—	—	—	—	(3,467)	(3,467)

Comprehensive income (loss)						(3,445)

Balance at December 31, 2009	42,301,901	$42	$225,432	$347	$(117,569)	$108,252

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,467)	$15,347	$20,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash stock based compensation	6,659	10,205	6,294
Depreciation and amortization	257	452	356
Non-cash net interest income	22	1,073	679
Loss on disposal of property and equipment	—	381	—
Changes in operating assets and liabilities:
Deferred program fee revenue	(14,348)	(14,348)	(23,238)
Other current assets	(1,972)	(238)	2,411
Other non-current assets	(440)	(1,060)	(86)
Accounts payable	(899)	(1,408)	2,639
Accrued development expense	192	212	(4,960)
Income taxes payable	—	—	(2,779)
Tax benefits from equity-based compensation plans	188	185	—
Excess tax benefits from equity-based compensation plans	9	(298)	—
Accrued compensation and benefits	(552)	(4)	492
Other accrued liabilities	(344)	656	51
Other non-current liabilities	4	8	67

Net cash provided by (used in) operating activities	(14,691)	11,163	2,231

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	—	—	(696)
Purchase of marketable securities	(154,000)	(2,122)	(138,394)
Sales of marketable securities	2,422	52,887	199,681
Maturities of marketable securities	48,350	29,471	8,500

Net cash provided by (used in) investing activities	(103,228)	80,236	69,091

Cash flows provided by (used in) financing activities:
Excess tax benefits from equity-based compensation plans	(9)	298	—
Proceeds from issuance of common stock, net	564	1,101	2,652
Purchase of stock pursuant to the stock repurchase plan	—	(26,207)	(3,793)

Net cash provided by (used in) financing activities	555	(24,808)	(1,141)

Net increase (decrease) in cash and cash equivalents	(117,364)	66,591	70,181
Cash and cash equivalents at beginning of the year	153,158	86,567	16,386

Cash and cash equivalents at end of the year	$35,794	$153,158	$86,567

Supplemental cash flow information:
Cash paid for income taxes	$1,177	$—	$2,800

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

Although we were profitable in 2007 and 2008 based on payments from King Pharmaceuticals, Inc., or King, and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Cash, Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of cash maintained at two financial institutions and in money market funds. We believe the financial risks associated with these instruments are minimal. We have not incurred material losses from our investments in these securities.

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

We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We consider money market funds and certificates of deposit to be Level 1. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Business Segments

We report segment information based on how we internally evaluate the operating performance of our business units, or segments. Our operations are confined to one business segment: the development of novel drugs.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Numerators:
Net income (loss)	$(3,467)	$15,347	$20,305
Denominator
Weighted average shares used to compute basic net income (loss) per share	42,165	42,252	44,150
Effect of dilutive securities:
Dilution from employee stock plans	—	1,605	1,393
Dilution from warrants	—	—	133

Potential dilutive common shares	—	1,605	1,526

Weighted average shares used to compute diluted net income (loss) per share	42,165	43,857	45,676

Net income (loss) per share:
Basic	$(0.08)	$0.36	$0.46

Diluted	$(0.08)	$0.35	$0.44

In 2009, 2008 and 2007, we excluded 10.6 million, 5.1 million and 3.2 million shares from diluted net income per share as the option exercise price was greater than the average market price per share and the effect would be anti-dilutive.

Comprehensive Income

Comprehensive income is comprised of net income and unrealized holding gains and losses on available-for-sale securities as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net income (loss)	$(3,467)	$15,347	$20,305
Other comprehensive income (loss)	22	(259)	956

Comprehensive income (loss)	$(3,445)	$15,088	$21,261

Income Taxes

We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized pursuant to our deferred tax assets as interest expense, when appropriate.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

We reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

3. Collaboration Agreements

King Pharmaceuticals, Inc.

In November 2005, we and King announced a strategic alliance to develop and commercialize REMOXY and other abuse-resistant opioid painkillers. King made an upfront cash payment of $150.0 million to us at the closing of this strategic alliance in December 2005, of which we recorded as program fee revenue $14.3 million in 2009 and 2008 and $23.2 million in 2007. The strategic alliance provides for us to receive from King up to $150.0 million in milestone payments in the course of clinical development of REMOXY and other abuse-resistant opioid painkillers, of which we received $5.0 million in milestone revenue in 2006 and $20.0 million in 2008. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement, of which we recorded as collaboration revenue $6.2 million in 2009, $29.4 million in 2008 and $42.7 million in 2007. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in net sales of such drugs, for which the royalty is set at 15%.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
December 31, 2009
Cash, cash equivalents and money market securities	$35,790	$3	$—	$35,793	$1	$35,794
Certificates of deposit	30,003	—	—	30,003	159	30,162
Corporate securities	108,452	355	(11)	108,796	1,007	109,803

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Reported as:
Cash, cash equivalents and money market securities	$35,790	$3	$—	$35,793	$1	$35,794
Marketable Securities	138,455	355	(11)	138,799	1,166	139,965

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Maturities:
Matures in one year or less	$114,377	$116	$—	$114,493	385	$114,878
Matures one to three years	59,868	242	(11)	60,099	782	60,881

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

December 31, 2008
Cash, cash equivalents and money market securities	$153,060	$—	$—	$153,060	$98	$153,158
U.S. government obligations	8,016	233	—	8,249	79	8,328
Corporate obligations	25,348	98	(1)	25,445	540	25,985
Asset-backed securities	2,624	—	(5)	2,619	5	2,624

	$189,048	$331	$(6)	$189,373	$722	$190,095

Reported as:
Cash, cash equivalents and money market securities	$153,060	$—	$—	$153,060	$98	$153,158
Marketable Securities	35,988	331	(6)	36,313	624	36,937

	$189,048	$331	$(6)	$189,373	$722	$190,095

Maturities:
Matures in one year or less	$189,048	$331	$(6)	$189,373	$722	$190,095
Matures one to three years	—	—	—	—	—	—

	$189,048	$331	$(6)	$189,373	$722	$190,095

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

Our assets measured at fair value at December 31, 2009 were (in thousands):

	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and money market securities	$35,794	$—	$—	$35,794
Corporate securities	—	109,803	—	109,803
Certificates of deposit	30,162	—	—	30,162

	$65,956	$109,803	$—	$175,759

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Furniture, fixtures and equipment	$672	$672
Leasehold improvement	658	658

	1,330	1,330
Accumulated depreciation and amortization	(813)	(556)

	$517	$774

In 2008, we wrote-off our property, equipment and leasehold improvements and related accumulated depreciation and amortization related to our lease of office space in South San Francisco because we no longer use that office space. Depreciation and amortization expenses were $0.3 million in 2009, $0.5 million in 2008 and $0.4 million in 2007.

6. Stockholders’ Equity and Stock-Based Compensation

Preferred Stock

Our Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

We have a stockholder rights plan designed to guard against partial tender offers and other coercive tactics to gain control of the Company without offering a fair and adequate price and terms to all of the Company’s stockholders. Pursuant to the stockholder rights plan, our Board of Directors declared and paid a dividend of one right to purchase one one-thousandth share of our Series A Participating Preferred Stock for each outstanding share of our common stock. Each of these rights entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment at any time.

Stock-Based Compensation

Stock based compensation for the 2008 Equity Incentive Plan and 2000 Employee Stock Purchase Plan was $6.7 million in 2009, $10.2 million in 2008 and $6.3 million in 2007. Given our current estimates of future

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

forfeitures, we expect to recognize the compensation cost related to non-vested options as of December 31, 2009 of $10.8 million over the weighted average remaining recognition period of 2.5 years. If certain performance based awards vest, we would recognize an additional $13.8 million over the remaining recognition period of 2.5 years.

2008 Equity Incentive Plan

Under our 2008 Equity Incentive Plan, or 2008 Equity Plan, our employees, directors and consultants may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees. Through December 31, 2009 a total of 22,600,000 shares of common stock were authorized for issuance under these plans. The 2008 Equity Plan terminates in 2018.

Our Board of Directors or a designated Committee of the Board is responsible for administration of the 2008 Equity Plan and determines the terms and conditions of each option granted, consistent with the terms of the plan. Incentive stock options may be granted at a price not less than 100% of the fair market value of the stock on the date of grant (not less than 110% of the fair market value on the date of grant in the case of holders of more than 10% of our voting stock). Options generally expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of our voting stock). Forfeited options become available for reissuance.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Our stock option activity for 2009, 2008 and 2007 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding as of December 31, 2006	8,212,985	$7.12
Granted	2,263,400	$9.01
Exercised	(400,442)	$5.70
Forfeited	(78,197)	$8.06

Options outstanding as of December 31, 2007	9,997,746	$7.60	6.93	$30.9

Granted	1,835,600	$7.37
Exercised	(284,308)	$6.44
Forfeited	(91,223)	$8.64

Options outstanding as of December 31, 2008	11,457,815	$7.58	6.52	$1.8

Granted	1,339,100	$4.54
Exercised	(194,311)	$2.25
Forfeited	(1,005,316)	$8.09

Options outstanding as of December 31, 2009	11,597,288	$7.28	5.95	$1.5

Vested and expected to vest at December 31, 2009	11,431,515	$7.30	5.91	$1.4

Exercisable at December 31, 2009	8,348,605	$7.48	4.93	$0.4

The pre-tax intrinsic value of options exercised was approximately $0.6 million in 2009, $4.1 million in 2008 and $1.6 million in 2007, calculated by multiplying options exercised each year by the difference between our stock price on the date of exercise and the exercise price of the options. Shares reserved for issuance and available for grant under the 2008 Equity Incentive Plan were 5.3 million as of December 31, 2009 and 5.9 million as of December 31, 2008.

The following summarizes information about stock options outstanding at December 31, 2009:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$ 1.80—$ 5.25	2,393,484	7.65	$4.76	1,162,919	$4.96
$ 5.34—$ 6.90	1,970,939	3.60	$6.57	1,806,012	$6.59
$ 6.92—$ 7.51	2,223,720	6.28	$7.36	1,473,251	$7.28
$ 7.61—$ 8.25	2,638,945	6.10	$8.05	2,024,719	$8.00
$ 8.35—$10.53	2,225,200	6.04	$9.01	1,736,704	$8.88
$14.13—$18.63	145,000	0.83	$16.45	145,000	$16.45

$ 1.80—$18.63	11,597,288	5.95	$7.27	8,348,605	$7.48

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Determining the Fair Value of Options

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees and directors during 2009, 2008 and 2007:

	2009	2008	2007
Volatility	50% to 53%	48% to 54%	60% to 67%
Risk-free interest rates	2% to 3%	2% to 4%	4% to 5%
Expected life of option	5 - 6 years	5 years	5 years
Dividend yield	—	—	—

Our volatility assumption is based on reviews of the historical volatility of our common stock. Our risk-free interest rate assumption is based on yields of US treasury notes in effect at the date of grant. Our expected life of options granted assumption is based on actual historical option exercises. Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $4.54 for 2009, $7.37 for 2008 and $5.16 for 2007. We used an expected forfeiture rate of 4% to 5% in 2009 and 5% in 2007 and 2008. We base our estimated expected forfeiture rate on historical cancellations of options.

We estimate the fair value of stock options granted to non-employees using forward-looking assumptions similar to those used for stock options granted to employees and directors and appropriate for the terms underlying the stock options granted to non-employees. We re-measure the compensation expense for options granted to non-employees over the related vesting period.

Performance Awards

We granted performance awards in 2009 for 0.3 million shares valued at $1.2 million. As of December 31, 2009, 0.1 million shares of these awards valued at $4.40 per share vested and we recognized related stock-based compensation expense of $0.2 million in research and development expenses and $0.3 million in general and administrative expenses.

In 2008, we granted performance awards for 2.0 million shares valued at $17.1 million. In 2008, 0.4 million of these performance awards vested. We recognized related stock-based compensation expense of $1.7 million in research and development expenses and $1.6 million in general and administrative expenses. If the remaining 1.6 million shares of performance awards do not vest within four years of the date of grant, the awards expire and the underlying shares are returned to the 2008 Equity Incentive Plan.

2000 Employee Stock Purchase Plan

Under the 2000 Employee Stock Purchase Plan, or the Purchase Plan, eligible employees may purchase common stock through payroll deductions of up to 15% of the employee’s compensation. The purchase price of the stock is generally 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. A total of 750,000 shares of common stock was reserved for issuance under the Purchase Plan. We have issued 533,795 shares of common stock pursuant to the Purchase Plan through December 31, 2009, leaving 216,205 shares reserved for issuance.

The weighted-average fair value of purchase rights granted was $3.77 in 2009, $6.31 in 2008 and $6.62 in 2007. We calculated this value using Black-Scholes with an expected life of 1 year each year with no dividend

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

yield. We assumed volatility was 61% to 72% in 2009, 40% to 49% in 2008 and 34% in 2007. We used risk free interest rates of 1% in 2009, 1% to 2% in 2008 and 5% in 2007.

In December 2009, our Board of Directors approved the Amended and Restated 2000 Employee Stock Purchase Plan to continue the Purchase Plan, under substantially the same terms and conditions of the expiring Purchase Plan except the 2010 Employee Stock Purchase Plan does not include a provision to automatically increase the shares available to be issued. The effectiveness of the Amended and Restated 2000 Employee Stock Purchase Plan is subject to stockholder approval.

Stock Repurchase Program

We repurchased $30.0 million of our common stock during 2008 and 2007. We used the par value method of accounting for our stock repurchases. The excess of the cost of the shares acquired over the par value is allocated to additional paid-in capital based on the weighted average sales price per issued share with the remainder charged to accumulated deficit.

Warrants

As of December 31, 2009, we have no outstanding exercisable warrants.

7. Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2009, we have not made any matching contributions.

8. Income Taxes

We did not provide for income taxes in 2009 because we did not have taxable income in 2009. We plan to elect to carryback part of our federal tax loss for 2009 against all federal taxes paid for 2008 and a portion of federal taxes paid for 2006. We expect this election will result in a combined federal tax refund in 2010 of $1.6 million. Our benefit from income taxes of $1.5 million for 2009 results primarily from this election. All of our benefit from income taxes is federal. All of our net income is domestic.

We had taxable income for 2008 primarily due to the combination of milestone payments we received from King and interest income. We reduced our tax for 2008 with a combination of net operating losses and tax credits earned from prior years.

We did not provide for income taxes in 2007 because as there was no taxable income in 2007. Program fee revenues included in our income statement for 2007, 2008 and 2009 are excluded from our taxable income for those years. This exclusion combined with other differences between our income before income taxes and our taxable income results in no taxable income for 2007.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A reconciliation between our benefit from income taxes and the amounts computed by multiplying income (loss) before taxes by the U.S. statutory tax rate follows (in thousands):

	2009	2008
Tax at United States statutory tax rate of 34%	$(1,692)	$4,968
State taxes	8	180
Research credits	(373)	(415)
Equity-based compensation	794	579
Change in valuation allowance	(288)	(5,935)
Other	41	6

Benefits for income taxes	$(1,510)	$(617)

Unrecognized tax benefits

We have unrecognized tax benefits related primarily to tax credits. A reconciliation of the beginning and ending amount of liability recorded for 2009, 2008 and 2007 follows (in thousands):

	2009	2008	2007
Beginning Balance	$4,200	$3,800	$3,500
Additions based on tax positions related to the current year	400	400	300

Ending Balance	$4,600	$4,200	$3,800

The total amount of unrecognized tax benefit that, if recognized, would benefit our effective tax rate, is $67 thousand. Because of net operating loss and research credit carryforwards, all of our tax years, from 1998 through 2009, remain open to U.S. federal and California state tax examinations.

We classify interest and penalties recognized pursuant to our certain of our tax positions as interest expense. Our related interest expense was immaterial for 2009, 2008 and 2007.

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$6,000	$100	$900
Deferred license fee revenue	27,100	32,900	39,400
Research & development credits	3,200	3,400	3,700
Stock-related compensation	7,300	5,700	4,000
Other	800	1,400	1,600

Total deferred tax assets	44,400	43,500	49,600
Valuation allowance	(41,600)	(41,600)	(49,100)

Net deferred tax assets	$2,800	$1,900	$500

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Except for deferred tax assets related to the carryback of our tax loss for 2009 to both 2006 and 2008 and certain of our research and development credits, realization of deferred tax assets is dependent upon future earnings. We are uncertain about the timing and amount of any future earnings. Accordingly, these deferred tax assets have been offset by a valuation allowance.

The federal portion of our net pre-tax operating loss carryforwards of $14.9 million expires in 2029. We plan to carryback $12.1 million of our pre-tax federal net operating loss carryforwards to 2006 and 2008. The state portion of our net operating loss carryforwards of $16.1 million expires in 2017 and 2019.

Approximately $0.3 million of the valuation allowance at December 31, 2009 relates to the tax benefits associated with stock option transactions where tax deductions exceeded related expenses in our financial statements. This amount will be credited to additional paid-in capital when realized in a reduction to income taxes payable. The valuation allowance did not change materially in 2009 and decreased by $7.5 million in 2008 and $8.2 million in 2007.

As of December 31, 2009, we had federal research and development tax credits of approximately $5.9 million, which expire in the years 2023 through 2029 and state research and development tax credits of approximately $1.5 million.

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

We currently lease approximately 41,200 square feet of office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments for our leases are as follows for the years ended December 31, (in thousands):

	2010	2011	2012	Total
Future minimum lease payments	$713	$570	$339	$1,622

Rent expense was $0.7 million for 2009, $0.7 million for 2008 and $0.5 million for 2007.

10. Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2009
Total revenue	$6,835	$6,236	$3,763	$3,729
Net loss	$(1,824)	$(34)	$(1,312)	$(297)
Basic loss per share	$(0.04)	$—	$(0.03)	$(0.01)
Diluted income loss per share	$(0.04)	$—	$(0.03)	$(0.01)
2008
Total revenue	$14,639	$10,547	$30,294	$8,245
Net income (loss)	$2,570	$(1,025)	$15,191	$(1,389)
Basic income (loss) per share	$0.06	$(0.02)	$0.37	$0.03
Diluted income (loss) per share	$0.06	$(0.02)	$0.35	$0.03

11. Subsequent Events

We have evaluated subsequent events through February 1, 2010, the filing date of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2009. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2009 was effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pain Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

ERNST & YOUNG LLP

Palo Alto, California

February 1, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information regarding our directors, executive officers and the audit committee of our board of directors is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2010 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2009.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2009:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	13,342,288	$7.28	5,480,906
Equity compensation plans not approved by stockholders	—	—	—

Total	13,342,288	$7.28	5,480,906

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.

10.2(4)	1998 Equity Incentive Plan and form of agreements thereunder.

10.3(4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.4(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.

10.5(6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.

10.6(7)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.7(7)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

Exhibit Number	Description of Document
10.8(7)	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.9(7)	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.10(8)	Sublease Agreement, dated as of July 17, 2007, between Registrant and Oracle USA, Inc.

10.11(9)	2008 Equity Incentive Plan and form of agreements thereunder.

10.12(10)	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.

10.13(10)	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.

10.14(10)	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 62).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2000.
(7)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(8)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2007.
(9)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 29, 2008.
(10)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2008.

(b)	Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

(c)	Financial Statement Schedules

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

Dated: February 1, 2010

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

Signature	Title	Date

/s/ REMI BARBIER Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 1, 2010

/s/ PETER S. RODDY Peter S. Roddy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 1, 2010

/s/ NADAV FRIEDMANN, PH.D., M.D. Nadav Friedmann, Ph.D., M.D.	Chief Operating and Medical Officer and Director	February 1, 2010

/s/ PATRICK SCANNON, M.D, PH.D. Patrick Scannon, M.D., Ph.D.	Director	February 1, 2010

/s/ ROBERT Z. GUSSIN, PH.D. Robert Z. Gussin, Ph.D.	Director	February 1, 2010

/s/ MICHAEL J. O’DONNELL, ESQ. Michael J. O’Donnell, Esq.	Director and Secretary	February 1, 2010

/s/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	February 1, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.

10.2(4)	1998 Equity Incentive Plan and form of agreements thereunder.

10.3(4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.4(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.

10.5(6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.

10.6(7)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.7(7)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.8(7)	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.9(7)	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.10(8)	Sublease Agreement, dated as of July 17, 2007, between Registrant and Oracle USA, Inc.

10.11(9)	2008 Equity Incentive Plan and form of agreements thereunder.

10.12(10)	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.

10.13(10)	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.

10.14(10)	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 62).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.

(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2000.
(7)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(8)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2007.
(9)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 29, 2008.
(10)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2008.