Form 10-Q
period 2010-03-31
PAIN THERAPEUTICS INC
filed 2010-04-30
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29959

Pain Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1911336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2211 Bridgepointe Parkway

Suite 500

San Mateo, CA 94404

(650) 624-8200

(Address, including zip code, of registrant's principal executive offices and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	42,615,576
Shares Outstanding as of April 5, 2010

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2010	December 31, 2009(1)
Current assets
Cash and cash equivalents	$50,657	$35,794
Marketable securities	124,876	139,965
Other current assets	2,181	2,712

Total current assets	177,714	178,471
Non-current assets
Property and equipment, net	457	517
Other assets	426	3,017

Total assets	$178,597	$182,005

Current liabilities
Accounts payable	$485	$1,317
Accrued development expense	768	1,221
Deferred program fee revenue - current portion	10,097	14,348
Accrued compensation and benefits	1,043	1,138
Other accrued liabilities	299	487

Total current liabilities	12,692	18,511

Non-current liabilities
Deferred program fee revenue-non-current portion	55,532	53,805
Other liabilities	423	1,437

Total liabilities	68,647	73,753

Commitments and contingencies
Stockholders’ equity
Preferred stock	-	-
Common stock	43	42
Additional paid-in-capital	227,832	225,432
Accumulated other comprehensive income	664	347
Accumulated deficit	(118,589)	(117,569)

Total stockholders’ equity	109,950	108,252

Total liabilities and stockholders’ equity	$178,597	$182,005

(1)	Derived from the Company’s audited financial statements as of December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenue
Program fee revenue	$2,524	$3,587
Collaboration revenue	725	3,248

Total revenue	3,249	6,835

Operating expenses
Research and development	3,127	7,636
General and administrative	1,486	1,731

Total operating expenses	4,613	9,367

Operating loss	(1,364)	(2,532)
Interest income	344	387

Loss before benefit from income taxes	(1,020)	(2,145)
Benefit from income taxes	-	(321)

Net loss	$(1,020)	$(1,824)

Net loss per share
Basic	$(0.02)	$(0.04)

Diluted	$(0.02)	$(0.04)

Weighted-average shares used in computing net loss per share
Basic	42,410	42,090

Diluted	42,410	42,090

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows used in operating activities:
Net loss	$(1,020)	$(1,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	1,418	1,619
Non-cash tax benefit from carry-back	-	(321)
Depreciation and amortization	60	66
Non-cash net interest income	731	649
Deferred program fee revenue	(2,524)	(3,587)
Changes in operating assets and liabilities:
Other current assets	531	171
Other assets	1,578	-
Accounts payable	(832)	(531)
Accrued development expense	(453)	(127)
Other accrued liabilities	(188)	(369)
Accrued compensation and benefits	(95)	490
Other liabilities	-	(17)

Net cash used in operating activities	(794)	(3,781)

Cash flows provided by investing activities:
Purchases of marketable securities	(18,677)	-
Proceeds from sales of marketable securities	-	2,024
Maturities of marketable securities	33,351	21,350

Net cash provided by investing activities	14,674	23,374

Cash flows provided by financing activities:
Proceeds from issuance of common stock	983	39

Net cash provided by financing activities	983	39

Net increase in cash and cash equivalents	14,863	19,632
Cash and cash equivalents at beginning of the period	35,794	153,158

Cash and cash equivalents at end of the period	$50,657	$172,790

Supplemental cash flow information:
Cash paid for income taxes	$-	$334

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

We are also developing novel drug candidates in the area of hematology and oncology. We have in pre-clinical development a drug candidate to treat hemophilia, a genetic disorder in which patients are unable to stop bleeding. We have in clinical development a monoclonal antibody to treat metastatic melanoma, a deadly form of skin cancer.

Although we were profitable in the past based on payments from King and interest income, in the course of our development activities, we have sustained significant cumulative operating losses. As we continue to incur losses, we may need additional financing and there are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the first quarter of 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2010.

We have evaluated subsequent events through the date of the filing this Form 10-Q with the Securities and Exchange Commission. No material subsequent events have occurred that require recognition or disclosure in these financial statements.

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

We and King have a strategic alliance to develop and commercialize REMOXY and up to three other opioid painkillers designed to reduce potential risks of unintended use. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment received from King in December 2005 and is recognized ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. In the first quarter of 2010, we determined that the development period should be extended from the third quarter of 2014 based upon a recent update on the timing of King’s resubmission of the New Drug Application for REMOXY as well as updated communications with King regarding product development plans for the other three product candidates under our strategic alliance with King. This change in estimate does not and will not affect either the cash provided by or used in our operations. Deferred program fee revenue represents the amount of the upfront payment that has not yet been recognized as revenue.

Collaboration revenues from reimbursement of development expenses are generally recognized after expenses have been incurred and when King has completed its review of the expenses invoiced to them.

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

Marketable Securities and Fair Value Measurements

We invest in interest-bearing marketable securities, generally consisting of corporate and government securities. We may elect to sell these investments before they mature. Therefore, we hold these investments as “available for sale” and include these investments in our balance sheets as current assets, even though the contractual maturity of a particular investment may be beyond one year. We report our marketable securities at fair value, which may include unrealized gains and losses. Our unrealized gains and losses on investments are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. We recognize all realized gains and losses on our available-for-sale securities in interest income in the accompanying statement of operations on a specific identification basis. Our marketable securities are maintained at two financial institutions and are governed by our investment policy as approved by our Board of Directors.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three Months Ended
	March 31,
	2010	2009
Numerators:
Net loss	$(1,020)	$(1,824)

Denominator:
Weighted average shares used to compute basic net loss per share	42,410	42,090
Effect of dilutive securities:
Dilution from employee stock plans	-	-

Potential dilutive common shares	-	-

Weighted average shares used to compute diluted net loss per share	42,410	42,090

Net loss per share:
Basic	$(0.02)	$(0.04)

Diluted	$(0.02)	$(0.04)

Options to purchase 10.4 million common shares and 10.7 million common shares were excluded from the denominator in the calculation of diluted net loss per share for the first quarter of 2010 and 2009 where the option exercise price was greater than the average market price per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and available-for-sale securities as of March 31, 2010 and December 31, 2009 (in thousands):

	Cash, Cash Equivalents and Marketable Securities Available for Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
March 30, 2010
Cash, cash equivalents and money market securities	$83,535	$6	$(1)	$83,540	$2	$83,542
U.S. government obligations	4,726	19	-	4,745	18	4,763
Corporate securities	75,679	640	(1)	76,318	822	77,140
Certificates of deposit	10,002	-	-	10,002	86	10,088

	$173,942	$665	$(2)	$174,605	$928	$175,533

Reported as:
Cash, cash equivalents and money market securities	$50,655	$-	$-	$50,655	$2	$50,657
Short term investments	123,287	665	(2)	123,950	926	124,876

	$173,942	$665	$(2)	$174,605	$928	$175,533

Maturities:
Matures in one year or less	$133,446	$154	$(2)	$133,598	404	$134,002
Matures one to three years	40,496	511	-	41,007	524	41,531

	$173,942	$665	$(2)	$174,605	$928	$175,533

December 31, 2009
Cash, cash equivalents and money market securities	$35,790	$3	$-	$35,793	$1	$35,794
Certificates of deposit	30,003	-	-	30,003	159	30,162
Corporate securities	108,452	355	(11)	108,796	1,007	109,803

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Reported as:
Cash, cash equivalents and money market securities	$35,790	$3	$-	$35,793	$1	$35,794
Short term investments	138,455	355	(11)	138,799	1,166	139,965

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Maturities:
Matures in one year or less	$114,377	$116	$-	$114,493	$385	$114,878
Matures one to three years	59,868	242	(11)	60,099	782	60,881

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Our realized gains or losses during the first quarter of 2010 and 2009 were immaterial. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The following table presents our assets measured at fair value on a recurring basis at March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and money market securities	$83,542	$-	$-	$83,542
U.S. government obligations	4,763	-	-	4,763
Corporate securities	-	77,140	-	77,140
Certificates of deposit	10,088	-	-	10,088

	$98,393	$77,140	$-	$175,533

Note 4. Comprehensive Income (Loss)

Comprehensive loss is the sum of net loss and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(1,020)	$(1,824)
Other comprehensive income (loss)	317	(130)

Comprehensive loss	$(703)	$(1,954)

Other comprehensive income (loss) consists of net unrealized holding gains and losses on available-for-sale securities.

Note 5. Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$842	$1,090
General and administrative	576	529

	$1,418	$1,619

Note 6. Income Taxes

We did not provide for income taxes in 2010 because we have projected a tax loss for the full year 2010. Interest expense and penalties related to unrecognized tax benefits were immaterial for the first quarter of 2010 and 2009.

Note 7. Commitments

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

Note 8. Recently Issued Accounting Pronouncements

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include but are not limited to statements concerning:

•	timing of resubmission by King Pharmaceuticals, Inc., or King, of the New Drug Application, or NDA, for REMOXY®;
•	potential submission of additional non-clinical data with respect to the REMOXY NDA and that no new clinical efficacy trials will be required by the FDA in connection with the REMOXY NDA;
•	collaboration, milestone and royalty revenue that may be received from King and other payments we may receive from our strategic alliances;
•	the duration of the development period for all four expected drug candidates under our collaboration with King;
•	potential sources of clinical and commercial supply of REMOXY and its components;
•	expansion of our product line, including the formulation of additional dosage forms of REMOXY;

•	expected amounts of, or fluctuations in, collaboration revenue and payments;
•	future operating losses;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital;
•	potential competitors or competitive products;
•	future market acceptance of our drug candidates;
•	expenses and operating results;
•	trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	anticipated hiring and development of our internal systems and infrastructure;
•	potential non-realization of deferred tax assets; and
•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in regulatory approval, production, commercialization, development, testing and clinical trials (including patient enrollment) of our drug candidates;
•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;
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

When used in this Quarterly Report, unless otherwise indicated, “Pain Therapeutics,” “the Company,” “we,” “our” and “us” refers to Pain Therapeutics, Inc.

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

We and King jointly managed a Phase III clinical program and NDA submission for REMOXY. In mid-2008, the FDA accepted our NDA for REMOXY with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. This shift of responsibility did not change any economic term of our strategic alliance with King. In July 2009, King met with the FDA to discuss REMOXY. In February 2010, King announced that they expect to resubmit the REMOXY NDA in the fourth quarter of 2010.

We are also developing a pipeline of novel drug candidates in the area of hematology and oncology. We hold all commercial rights to our pipeline of drug candidates in hematology and oncology.

We are developing a novel drug candidate called PTI-188 to treat metastatic melanoma, a deadly form of skin cancer. PTI-188 is a monoclonal antibody linked to a radioisotope, intended to deliver doses of radiation lethal to melanoma tumors without harming normal tissue. In March 2010, we announced data from two open-label, dose-escalating Phase I studies conducted in Israel to assess the safety, pharmacokinetics, dosimetry and anti-tumor activity of PTI-188. The first Phase I study was completed in 2008 and we announced preliminary data from that study in 2009. The second study was completed in early 2010. In both studies, patients were enrolled with confirmed Stage IV or unresectable Stage III melanoma. All patients were treated with a single intravenous dose of PTI-188. Anti-tumor effects were measured at baseline, post-treatment at weeks two and six, and monthly thereafter. Among evaluable patients at the time of our announcement, top-line preliminary results confirm the preliminary safety and biological activity of PTI-188.

We have a gene transfer program, initially developed at Stanford University, aimed at correcting an underlying genetic defect in patients with hemophilia, a genetic disorder in which patients are unable to stop bleeding. During 2009 and 2010, we conducted a variety of pre-clinical studies with this technology.

All of our collaboration, contract and milestone revenues are recognized pursuant to our strategic alliance with King. In 2005, King made a non-refundable upfront cash payment of $150.0 million to us. King has made milestone payments to us of $25.0 million related to clinical and regulatory milestones under the strategic alliance. We could also receive from King up to $125.0 million in additional milestone payments in the course of clinical development of the opioid painkillers under the strategic alliance.

Although we were profitable in the past based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through March 31, 2010, we have recorded an accumulated deficit of approximately $118.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

Product revenue will depend on the ability to receive regulatory approvals for, and successfully market, our drug candidates. If development efforts result in regulatory approval and successful commercialization of our drug candidates, we will generate revenue from direct sales and, for those of our drugs that are licensed to collaborators, from the receipt of license fees and royalties from sales of licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

We focus substantially all our research and development efforts on the research and development of drugs for the treatment of pain, metastatic melanoma and hemophilia. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended March 31,
	2010	2009
Compensation	$1,712	$3,176
Contractor fees(1)	999	3,134
Supplies(2)	25	506
Other common costs(3)	391	820

	$3,127	$7,636

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other common costs generally include the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates may also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate REMOXY to be applicable to the other drug candidates that may arise out of our collaboration with King since all such drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody drug candidate to treat metastatic melanoma. Research and development expenses related to this technology include approximately $1.3 million in the first quarter of 2010 and $0.8 million in the first quarter of 2009, primarily in contractor fees and compensation. Research and development expenses related to hemophilia and other product candidates include approximately $0.2 million in the first quarter of 2010 and $1.6 in the first quarter of 2009, primarily in contractor fees and compensation.

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

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, collaboration revenue and milestone revenue in connection with our strategic alliance with King. Program fee revenue is derived from the $150.0 million upfront payment from King received in December 2005 and is recognized ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. For example, in the first quarter of 2010 we determined that our estimate of the development period should be extended from the third quarter of 2014 based upon King’s recent extension of the timing of resubmission of the New Drug Application for REMOXY to the fourth quarter of 2010 as well as updated communications with King regarding product development plans for the other three product candidates under our strategic alliance with King. Collaboration revenues from reimbursement of development expenses are generally recognized when King has completed its review of the expenses invoiced to them. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the development of REMOXY and the other opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

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

Results of Operations

Three months ended March 31, 2010 and 2009

Revenue – Program fee revenue

In 2005, King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with them. Program fee revenues recognized from this upfront fee decreased to $2.5 for the first quarter of 2010 from $3.6 million for the first quarter of 2009. This decrease resulted from the extension of our estimate of the development period over which we recognize the program fee revenue. We extended our estimate based upon the timing of King’s recent extension of the timing for resubmission of the New Drug Application for REMOXY to the fourth quarter of 2010 as well as updated communications with King regarding product development plans for the other three product candidates under our strategic alliance with King. We expect to recognize the rest of the upfront fee ratably over our estimate of the remainder of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2016.

Revenue - Collaboration revenue

Collaboration revenues were $0.7 million for the first quarter of 2010 and $3.2 million for the first quarter of 2009. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenues were lower in first quarter of 2010 as compared to the first quarter of 2009 primarily because the reimbursable expenses we incurred pursuant to the strategic alliance with King were lower from period to period. We incurred expenses of approximately $0.5 million through the first quarter of 2010 for which we expect receipt of payment from King in the second quarter of 2010.

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

Research and development expense decreased to $3.1 million in the first quarter of 2010 from $7.6 million in the first quarter of 2009. The decrease was primarily due to decreases in clinical and development activities for REMOXY as well as the assumption in 2009 by King of primary regulatory responsibility for REMOXY, partially offset by increased activities in metastatic melanoma, hemophilia and other projects. Research and development expenses included non-cash stock related compensation costs of $0.8 million in the first quarter of 2010 and $1.1 million in the first quarter of 2009.

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

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $1.5 million in the first quarter of 2010 from $1.7 million in the first quarter of 2009. The decrease was primarily due to decreases in compensation costs. General and administrative expenses included non-cash stock related compensation costs of $0.6 million in the first quarter of 2010 and $0.5 million in the first quarter of 2009.

We expect general and administrative expenses to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income, Net

Interest and other income, net, decreased to $0.3 million in the first quarter of 2010 from $0.4 million in the first quarter of 2009. We expect our interest income to decrease in the future as we use cash to fund our operations.

Benefit from Income Taxes

We did not provide for income taxes in 2010 because we have projected a tax loss for the full year 2010. Our benefit from income taxes in 2009 was due to our election to carryback our tax loss for 2009 to prior years.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under our strategic alliance with King, and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2010, cash, cash equivalents and marketable securities were $175.5 million.

Net cash used in operating activities was $0.8 million for the first quarter of 2010 compared to net cash used in by operating activities $3.8 million for the first quarter of 2009. This change was primarily due to $2.5 million decrease in collaboration revenue in 2010 as compared to 2009.

Net cash provided by investing activities was $14.7 million for the first quarter of 2010 compared to net cash provided by investing activities of $23.4 million for the first quarter of 2009. Investing activities for both periods consisted primarily of the purchase and sale of marketable securities. There were no significant purchases of any property, equipment or leasehold improvements in 2010 and 2009.

Net cash provided by financing activities was $1.0 million for the first quarter of 2010 and $39,000 for the first quarter of 2009. Cash from financing activities in 2010 and 2009 consisted primarily of proceeds from employee stock option exercises.

During the first quarter of 2010, we received a tax refund of $2.2 million from taxes paid for 2006. We also filed our tax return for 2009 and elected to carryback part of our federal tax loss for 2009 against all federal taxes paid for 2008 and a portion of federal taxes paid for 2006. This carryback results in a combined federal tax refund of an additional $1.6 million, which we received in April 2010.

In addition, our election to carryback our 2009 tax loss to 2008 and 2006 eliminated the use of federal tax credits to reduce our federal tax liability in both 2008 and 2006. As a result, our deferred tax liabilities decreased by $1.0 million and our current assets related to our deferred tax assets decreased by $1.0 million.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities recognized uncertain tax positions. Our liability at March 31, 2010 related to our uncertain tax positions is immaterial.

We currently lease approximately 41,200 square feet of general office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments for our leases are as follows for the years ended December 31, (in thousands):

	2010	2011	2012	Total
Future minimum lease payments	$713	$570	$339	$1,622

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2010. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $118.6 million at March 31, 2010. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2010 by approximately $0.5 million. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of March 31, 2010, our investments consisted of investments in corporate and government notes and obligations, certificates of deposits or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We generally consider our inputs to be Level 2 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

Satisfaction of all regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In July 2009, King met with the FDA to discuss REMOXY. In February 2010, King announced that they expect to resubmit the REMOXY NDA in the fourth quarter of 2010. While King has announced that it believes that the outcome of this meeting provided it with a path for resubmission of the REMOXY NDA, and that the FDA is not requiring additional clinical trials to support approval, there can be no assurance that the FDA will approve the NDA for REMOXY, even with the additional data proposed to be provided by King, or that the FDA will not require additional clinical or non-clinical data to be submitted. If the FDA were to require additional clinical or non-clinical data, providing such data may significantly delay the potential approval of REMOXY.

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

Pursuant to our strategic alliance with King, King manages and prepares the NDA re-submission in the United States for REMOXY and we and King jointly manage and prepare Phase III clinical trials and NDA submissions in the United States for other drug candidates subject to such agreement. We rely on King to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under our strategic alliance. King may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with our drug candidates that are subject to this strategic alliance. For instance, King is developing Oxycodone NT, an extended release, abuse resistant formulation of oxycodone, that could compete with REMOXY and King markets and sells Embeda, an extended-release oral formulation of morphine sulfate and Avinza, a once-daily morphine treatment for moderate to severe pain. There can be no assurance that King’s other drugs or drug candidates will not become competitive with our drug candidates being developed under the collaboration with King. If King limits its time and resources devoted to the strategic alliance or fails to fund the continued development of REMOXY or other opioid drug candidates as required by our agreement with King, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under our collaboration agreement, their failure may jeopardize our rights under our license with Durect.

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

Our plan for developing, manufacturing and commercializing REMOXY and other drugs designed to reduce potential risks of unintended use currently requires us to successfully maintain our strategic alliance with King to advance our programs and provide funding to support our expenditures on REMOXY and other drug candidates and to maintain our license from Durect. If we are not able to maintain our existing strategic alliance with King or if King doesn’t provide the required funding under the strategic alliance and the funding required to meet our obligations to Durect, we may have to limit the size or scope of, or delay or abandon the development of other drug candidates or undertake and fund development of these drug candidates ourselves, and if we are unable to meet the obligations necessary to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products. If we elect to fund drug development efforts with respect to REMOXY and other drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

Our ability to commercialize our drug candidates will depend on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Intellectual property rights in the areas of controlled-release technology, pharmaceutical ingredients, antibodies, gene integration and more generally, in oncology, neurology, radiopharmaceutical technologies and gene therapy are complicated and are continuously evolving. Holders of patent rights in these areas may allege that the commercialization of REMOXY or our other drug candidates infringes such patent rights. While we believe that we would have valid defenses to any claim of infringement, there can be no assurance that these or other third party patents will not limit our ability to commercialize REMOXY or our other drug candidates.

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

Although we were profitable in 2006, 2007 and 2008 based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $118.6 million as of March 31, 2010. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Item 4. (Removed and Reserved)

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

Date: April 30, 2010

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