Form 10-Q
period 2010-06-30
PAIN THERAPEUTICS INC
filed 2010-07-29
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ] No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	42,695,625
Shares Outstanding as of July 9, 2010

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2010	December 31, 2009(1)
Current assets
Cash and cash equivalents	$66,773	$35,794
Marketable securities	109,469	139,965
Other current assets	5,018	2,712

Total current assets	181,260	178,471
Non-current assets
Property and equipment, net	398	517
Other assets	426	3,017

Total assets	$182,084	$182,005

Current liabilities
Accounts payable	$625	$1,317
Accrued development expense	1,108	1,221
Deferred program fee revenue - current portion	10,897	14,348
Accrued compensation and benefits	1,004	1,138
Other accrued liabilities	126	487

Total current liabilities	13,760	18,511

Non-current liabilities
Deferred program fee revenue - non-current portion	57,208	53,805
Other liabilities	430	1,437

Total liabilities	71,398	73,753

Commitments and contingencies
Stockholders’ equity
Preferred stock	-	-
Common stock	43	42
Additional paid-in-capital	229,563	225,432
Accumulated other comprehensive income	473	347
Accumulated deficit	(119,393)	(117,569)

Total stockholders’ equity	110,686	108,252

Total liabilities and stockholders’ equity	$182,084	$182,005

(1)	Derived from the Company’s audited financial statements as of December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Program fee revenue	$2,524	$3,587	$5,048	$7,174
Collaboration revenue	132	2,649	857	5,897

Total revenue	2,656	6,236	5,905	13,071

Operating expenses
Research and development	2,248	5,090	5,376	12,726
General and administrative	1,663	1,414	3,148	3,145

Total operating expenses	3,911	6,504	8,524	15,871

Operating loss	(1,255)	(268)	(2,619)	(2,800)
Interest income	451	233	795	620

Loss before benefit from income taxes	(804)	(35)	(1,824)	(2,180)
Benefit from income taxes	-	(1)	-	(322)

Net loss	$(804)	$(34)	$(1,824)	$(1,858)

Net loss per share
Basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.04)

Weighted-average shares used in computing net loss per share
Basic and diluted	42,663	42,137	42,537	42,114

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows used in operating activities:
Net loss	$(1,824)	$(1,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	2,767	3,194
Non-cash tax benefit from carry-back	-	(322)
Depreciation and amortization	119	133
Non-cash net interest income	774	528
Deferred program fee revenue	(5,047)	(7,174)
Changes in operating assets and liabilities:
Other current assets	2,694	165
Other assets	1,583	-
Accounts payable	(692)	(1,241)
Accrued development expense	(113)	(538)
Other accrued liabilities	(361)	(184)
Accrued compensation and benefits	(134)	(82)
Other liabilities	-	(16)

Net cash used in operating activities	(234)	(7,395)

Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(31,854)	(24,648)
Proceeds from sales of marketable securities	-	2,464
Maturities of marketable securities	61,702	21,350

Net cash provided by (used in) investing activities	29,848	(834)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	1,365	271

Net cash provided by financing activities	1,365	271

Net increase (decrease) in cash and cash equivalents	30,979	(7,958)
Cash and cash equivalents at beginning of the period	35,794	153,158

Cash and cash equivalents at end of the period	$66,773	$145,200

Supplemental cash flow information:
Cash paid for income taxes	$-	$334

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the second quarter and first half of 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2010.

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

We and King have a strategic alliance to develop and commercialize REMOXY and up to three other opioid painkillers designed to reduce potential risks of unintended use. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from upfront payments from King, including the $150.0 million King paid us at the beginning of the strategic alliance and the $5.0 million we expect King will pay us in July 2010 in connection with an amendment to our strategic alliance. These payments are recognized from receipt ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. In the first quarter of 2010, we determined that the development period should be extended from the third quarter of 2014. This change in estimate did not and will not affect either the cash provided by or used in our operations. Deferred program fee revenue represents the amount of the upfront payments that have not yet been recognized as revenue.

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

Marketable Securities and Fair Value Measurements

We invest in interest-bearing marketable securities, generally consisting of corporate and government securities. We may elect to sell these investments before they mature. Therefore, we hold these investments as “available for sale” and include these investments in our balance sheets as current assets, even though the contractual maturity of a particular investment may be beyond one year. We report our marketable securities at fair value, which may include unrealized gains and losses. Our unrealized gains and losses on investments are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. We recognize all realized gains and losses on sales of our marketable securities in interest income in the accompanying statement of operations on a specific identification basis. Our marketable securities are maintained at two financial institutions and are governed by our investment policy as approved by our Board of Directors.

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

Stock-based Compensation

We recognize expense in the statement of operations for the fair value of all share-based payments, including grants of employee stock options and other share based awards. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years. We estimate forfeitures and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerators:
Net loss	$(804)	$(34)	$(1,824)	$(1,858)

Denominators:
Weighted average shares used to compute basic and dilutive net loss per share	42,663	42,137	42,537	42,114

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.04)

All options to purchase common shares were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2010 and 2009 because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and available-for-sale securities as of June 30, 2010 and December 31, 2009 (in thousands):

	Cash, Cash Equivalents and Marketable Securities Available for Sale
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
June 30, 2010
Cash, cash equivalents and money market securities	$66,766	$3	$-	$66,769	$4	$66,773
U.S. government obligations	-	-	-	-	-	-
Corporate securities	97,889	492	(22)	98,359	989	99,348
Certificates of deposit	10,002	-	-	10,002	119	10,121

	$174,657	$495	$(22)	$175,130	$1,112	$176,242

Reported as:
Cash, cash equivalents and money market securities	$66,766	$3	$-	$66,769	$4	$66,773
Short term investments	107,891	492	(22)	108,361	1,108	109,469

	$174,657	$495	$(22)	$175,130	$1,112	$176,242

Maturities:
Matures in one year or less	$139,548	$63	$(6)	$139,605	698	$140,303
Matures one to three years	35,109	432	(16)	35,525	414	35,939

	$174,657	$495	$(22)	$175,130	$1,112	$176,242

December 31, 2009
Cash, cash equivalents and money market securities	$35,790	$3	$-	$35,793	$1	$35,794
Certificates of deposit	30,003	-	-	30,003	159	30,162
Corporate securities	108,452	355	(11)	108,796	1,007	109,803

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Reported as:
Cash, cash equivalents and money market securities	$35,790	$3	$-	$35,793	$1	$35,794
Short term investments	138,455	355	(11)	138,799	1,166	139,965

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Maturities:
Matures in one year or less	$114,377	$116	$-	$114,493	$385	$114,878
Matures one to three years	59,868	242	(11)	60,099	782	60,881

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Our realized gains or losses during the second quarter of 2010 and 2009 were immaterial. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The following table presents our assets measured at fair value on a recurring basis at June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and money market securities	$66,773	$-	$-	$66,773
U.S. government obligations	-	-	-	-
Corporate securities	-	99,348	-	99,348
Certificates of deposit	10,121	-	-	10,121

	$76,894	$99,348	$-	$176,242

Note 4. Comprehensive Loss

Comprehensive loss is the sum of net loss and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(804)	$(34)	$(1,824)	$(1,858)
Other comprehensive income (loss)	(191)	(96)	126	(226)

	$(995)	$(130)	$(1,698)	$(2,084)

Other comprehensive income (loss) consists of net unrealized holding gains and losses on available-for-sale securities.

Note 5. Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$716	$901	$1,559	$1,991
General and administrative	633	674	1,208	1,203

	$1,349	$1,575	$2,767	$3,194

Note 6. Income Taxes

We did not provide for income taxes in 2010 because we have projected a tax loss for the full year 2010. Interest expense and penalties related to unrecognized tax benefits were immaterial for 2010 and 2009. We have been selected for an audit of our 2008 federal tax return. We are not aware of any material changes in our tax positions as a result of this audit.

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

In June 2010, we amended our Collaboration Agreement and License Agreement with King. Under this amendment, the royalty rate for products covered by the License Agreement,

including REMOXY, that are sold outside the United States is now 10% on all of King’s net sales of such products. The royalty rates for net sales of products in the United States remain unchanged at 20% of U.S. net sales, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is set at 15%. In addition, King has assumed development efforts for one product candidate under the strategic alliance. We expect King will pay us a non-refundable, one-time, up-front payment of $5.0 million in July 2010 in connection with the amendment. This payment does not affect the timing or amount of other milestone payments due under in the Collaboration Agreement.

We and King jointly managed a Phase III clinical program and NDA submission for REMOXY. In mid-2008, the FDA accepted our NDA for REMOXY with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In 2009, King assumed sole responsibility for the regulatory approval of REMOXY. This shift of responsibility did not change any economic term of our strategic alliance with King. King has announced that they continue to expect to resubmit the REMOXY NDA in the fourth quarter of 2010.

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

All of our collaboration, contract and milestone revenues are recognized pursuant to our strategic alliance with King. King has made non-refundable upfront cash payments of $155.0 million to us, including the $5.0 million we expect King will pay us in July 2010. King has made milestone payments to us of $25.0 million related to clinical and regulatory milestones under the strategic alliance. We could also receive from King up to $125.0 million in additional milestone payments in the course of clinical development of the opioid painkillers under the strategic alliance.

Although we were profitable in the past based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through June 30, 2010, we have recorded an accumulated deficit of approximately $119.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts on the research and development of drugs for the treatment of pain, metastatic melanoma and hemophilia. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Compensation	$1,384	$2,324	$3,097	$5,500
Contractor fees(1)	558	1,752	1,558	4,901
Supplies(2)	24	294	49	785
Other common costs(3)	282	720	672	1,540

	$2,248	$5,090	$5,376	$12,726

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other common costs generally include the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates may also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate REMOXY to be applicable to the other drug candidates that may arise out of our collaboration with King since all such drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody drug candidate to treat metastatic melanoma. Research and development expenses related to the metastatic melanoma technology include approximately $0.3 million and $1.7 million in the three and six month ended June 30, 2010 and $0.8 million and $1.7 million in the three and six months ended June 30, 2009, respectively, primarily in contractor fees and compensation. Research and development expenses related to hemophilia and other product candidates include approximately $0.4 million and $0.5 million in the three and six month ended June 30, 2010 and $0.9 million and $2.6 million in the three and six months ended June 30, 2009, respectively, primarily in contractor fees and compensation.

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

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, collaboration revenue and milestone revenue in connection with our strategic alliance with King. Program fee revenue is derived from upfront payments from King, including the $150.0 million King paid us at the beginning of the strategic alliance and the $5.0 million we expect King will pay us in July 2010 in connection with an amendment to our strategic alliance. These payments are recognized from receipt ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. In the first quarter of 2010 we determined that our estimate of the development period should be extended from the third quarter of 2014. Collaboration revenues from reimbursement of development expenses pursuant to our collaboration agreement with King are generally recognized when King has completed its review of the expenses invoiced to them. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the development of REMOXY and the other opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

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

Results of Operations

Three and six months ended June 30, 2010 and 2009

Revenue – Program fee revenue

Program fee revenues decreased to $2.5 million from $3.6 million and to $5.0 million from $7.2 million in the three and six months ended June 30, 2010 and 2009, respectively because in the first quarter of 2010 we extended our estimate of the development period over which we recognize the program fee revenue. We expect to recognize the rest of the upfront fee ratably over our estimate of the remainder of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2016.

Revenue - Collaboration revenue

Collaboration revenues decreased to $0.1 million from $2.6 million and to $0.9 million from $5.9 million in the three and six months ended June 30, 2010 and 2009, respectively. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenues were lower in the three- and six-month periods of 2010 as compared to the same periods in 2009 because the reimbursable expenses we incurred pursuant to the strategic alliance with King were lower from period to period.

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

Research and development expense decreased to $2.2 million from $5.1 million and to $5.4 million from $12.7 million in the three and six months ended June 30, 2010 and 2009, respectively. The decrease was primarily due to decreases in clinical and development activities for REMOXY including the assumption in 2009 by King of primary regulatory responsibility for REMOXY, personnel-related expenses, as well as decreased clinical and preclinical activities in metastatic melanoma, hemophilia and other projects. Research and development expenses for non-cash stock related compensation costs decreased to $0.7 million from $0.9 million and to $1.6 million from $2.0 million in the three and six months ended June 30, 2010 and 2009, respectively.

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including current and potential clinical trials for our other abuse-resistant drug candidates, as well as further clinical development of our product candidates in metastatic melanoma and hemophilia. King is obligated to reimburse certain development expenses for our abuse-resistant drug candidates pursuant to our collaboration. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses increased to $1.7 million from $1.4 million in the three months ended June 30, 2010 and 2009, respectively and were $3.1 million in the six months ended June 30, 2010 and 2009. The change was primarily due to fluctuations in other operating costs. General and administrative expenses for non-cash stock related compensation costs decreased to $0.6 from $0.7 in the three months ended June 30, 2010 and 2009, respectively and were $1.2 million for the six months ended June 30, 2010 and 2009.

We expect general and administrative expenses to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income, Net

Interest and other income, net, increased to $0.5 from $0.2 million and to $0.8 million from $0.6 million in the three and six months ended June 30, 2010 and 2009, respectively. We expect our interest income to decrease in the future as we use cash to fund our operations.

Benefit from Income Taxes

We did not provide for income taxes in 2010 because we have projected a tax loss for the full year 2010. Our benefit from income taxes in 2009 was due to our election to carryback our tax loss for 2009 to prior years.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under our strategic alliance with King, and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2010, cash, cash equivalents and marketable securities were $176.2 million.

Net cash used in operating activities was $0.2 million for the six months ended June 30, 2010 compared to net cash used in by operating activities of $7.4 million for the six months ended June 30, 2009. This change was primarily due to $3.8 million received from federal tax refunds and decreased research and development activities.

Net cash provided by investing activities was $29.8 million for the six months ended June 30, 2010 compared to net cash used in investing activities of $0.9 million for the six months ended June 30, 2009. Investing activities for both periods consisted primarily of the purchase and sale of marketable securities. There were no significant purchases of any property, equipment or leasehold improvements in 2010 and 2009.

Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2010 and $0.3 million for the six months ended June 30, 2009. Financing activities in both periods consisted primarily of employee stock option exercises.

In February 2010, we received a federal tax refund of $2.2 million from taxes paid for 2006. We also filed our tax return for 2009 and elected to carryback part of our federal tax loss for 2009 against all federal taxes paid for 2008 and a portion of federal taxes paid for 2006. In April 2010, we received an additional federal tax refund of $1.6 million from our election to carryback the 2009 tax loss.

Our election to carryback our 2009 tax loss to 2008 and 2006 eliminated the use of federal tax credits to reduce our federal tax liability for both 2008 and 2006. As a result, our deferred tax liabilities decreased by $1.0 million and our current assets related to our deferred tax assets decreased by $1.0 million. We have been selected for an audit of our 2008 federal tax return. We are not aware of any material changes in our tax positions as a result of this audit.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities related to uncertain tax positions. Our liability at June 30, 2010 related to our uncertain tax positions is immaterial.

We currently lease approximately 41,200 square feet of general office space pursuant to non-cancelable operating leases that will expire in 2010 and 2012. Future minimum lease payments for our leases are as follows for the years ended December 31, (in thousands):

	2010	2011	2012	Total
Future minimum lease payments	$713	$570	$339	$1,622

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2010. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. Pursuant to our strategic alliance with King, King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation, except for royalty payments related to sales in Australia and New Zealand.

We have an accumulated deficit of $119.4 million at June 30, 2010. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2010 by approximately $0.5 million. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of June 30, 2010, our investments consisted of investments in corporate and government notes and obligations, certificates of deposits or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We generally consider our inputs to be Level 2 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In July 2009, King met with the FDA to discuss REMOXY. King has announced that they continue to expect to resubmit the REMOXY NDA in the fourth quarter of 2010. While King has announced that it believes that the outcome of July 2009 meeting provided it with a path for resubmission of the REMOXY NDA, and that the FDA is not requiring additional clinical trials to support approval, there can be no assurance that the FDA will approve the NDA for REMOXY (even with the additional data proposed to be provided by King) or that the FDA will not require additional clinical or non-clinical data to be submitted. If the FDA were to require additional clinical or non-clinical data, providing such data may significantly delay the potential approval of REMOXY.

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

The DEA limits the availability of the active ingredients in certain of our current drug candidates and, as a result, quotas for these ingredients may not be sufficient to complete clinical trials, or to meet commercial demand or may result in clinical delays.

The U.S. Drug Enforcement Administration, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients in our current drug candidates, such as oxycodone, are listed by the DEA as Schedule II under the Controlled Substances Act of 1970. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of oversight and regulation. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances that can be obtained for clinical trials and commercial distribution is limited by the DEA and quotas for these substances may not be sufficient to complete clinical trials or meet commercial demand. There is a risk that DEA regulations may interfere with the supply of the drugs used in clinical trials for our product candidates, and, in the future, the ability to produce and distribute our products in the volume needed to meet commercial demand.

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

Risks Relating to our Collaboration Agreements

If King or other outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, regulatory submissions and introductions for our products may be delayed.

We rely on King to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under our strategic alliance. King may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with our drug candidates that are subject to this strategic alliance. For instance, King is developing Oxycodone NT (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and markets and sells Embeda (an extended-release oral formulation of morphine sulfate) and Avinza (a once-daily morphine treatment for moderate to severe pain). There can be no assurance that King’s other drugs or drug candidates will not become competitive with our drug candidates being developed under the collaboration with King. If King limits its time and resources devoted to the strategic alliance or fails to fund the continued development of REMOXY or other opioid drug candidates as required by our agreement with King, or otherwise fails to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under our collaboration agreement, their failure may jeopardize our rights under our license with Durect.

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

Our plan for developing, manufacturing and commercializing REMOXY and other drugs designed to reduce potential risks of unintended use currently requires us to successfully maintain our strategic alliance with King to advance our programs and provide funding to support our expenditures on REMOXY and other drug candidates and to maintain our license from Durect. If we are not able to maintain our existing strategic alliance with King or if King doesn’t provide the required funding under the strategic alliance and the funding required to meet our obligations to Durect, we may have to limit the size or scope of, or delay or abandon the development of other drug candidates or undertake and fund development of these drug candidates ourselves and if we are unable to meet the obligations necessary to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products. If we elect to fund drug development efforts with respect to REMOXY and other drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

We may not succeed at in-licensing drug candidates or technologies to expand our product pipeline.

We may not successfully in-license drug candidates or technologies to expand our product pipeline. The number of such candidates and technologies is limited. Competition among large pharmaceutical companies and biopharmaceutical companies for promising drug candidates and technologies is intense because such companies generally desire to expand their product pipelines through in-licensing. If we fail to carry out such in-licensing and expand our product pipeline, our potential future revenues may suffer.

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

If we fail to obtain acceptable prices or an adequate level of reimbursement for our products from healthcare payers, our ability to generate product revenues will be diminished.

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

We may not be able to successfully develop or commercialize potential drug candidates for indications other than pain.

Our research and development activities include development of potential drug candidates for indications other than pain, such as metastatic melanoma and hemophilia. We have no history of developing metastatic melanoma or hemophilia drug candidates or manufacturing radiopharmaceuticals. We do not know whether any of our planned clinical trials in metastatic melanoma or hemophilia will result in marketable products. We do not anticipate that our drug candidates in these areas will reach the market for at least several years, if at all.

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

If we and King cannot formulate and scale-up a wide range of dosage forms of REMOXY and other drug candidates designed to reduce potential risks of unintended use, we and King might determine that the commercial opportunity for REMOXY and these other drug candidates in certain dosage forms is too limited to warrant further investment in clinical testing and development.

We and King plan to formulate and scale-up a wide range of dosage forms of REMOXY and other drug candidates designed to reduce potential risks of unintended use. We and King may not be able to successfully complete our formulation or scale-up activities or we may determine that the commercial opportunity for REMOXY and these other drug candidates in certain dosage forms is too limited to warrant further investment. If we and King are unsuccessful in our formulation or scale-up activities with REMOXY and these other drug candidates, our future revenue from milestones and royalties under our strategic alliance with King may be less than expected and our operations may suffer.

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

If King receives marketing approval for and commercially launches REMOXY or other candidates under our strategic alliance with King, Durect may need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for REMOXY and these other drug candidates in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to FDA review and approval. If Durect is unable to successfully increase the manufacturing capacity for such components of REMOXY and these other drugs, at an acceptable cost or otherwise, and King is unable to establish alternative manufacturing capabilities, commercialization of REMOXY and these other drugs may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our future revenues and cause our business to suffer.

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

Although we were profitable in some years in the past based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit of $119.4 million as of June 30, 2010. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and the rules of The NASDAQ Stock Market LLC, create uncertainty for public companies. If we were unable to continue to comply with these requirements, we could be delisted from trading on the NASDAQ Global Market, or Nasdaq, and thereafter trading in our common stock, if any, may be conducted through the over-the-counter or other market. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
4.1 (1)	Specimen Common Stock Certificate.
4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1	2000 Employee Stock Purchase Plan, as amended and restated
10.2 †	Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ PETER S. RODDY
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: July 29, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
4.1 (1)	Specimen Common Stock Certificate.
4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1	2000 Employee Stock Purchase Plan, as amended and restated
10.2 †	Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.