Form 10-Q
period 2010-09-30
PAIN THERAPEUTICS INC
filed 2010-10-29
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	42,730,206
Shares Outstanding as of October 9, 2010

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2010	December 31, 2009(1)
Current assets
Cash and cash equivalents	$106,292	$35,794
Marketable securities	73,450	139,965
Other current assets	286	2,712

Total current assets	180,028	178,471
Non-current assets
Property and equipment, net	340	517
Other assets	426	3,017

Total assets	$180,794	$182,005

Current liabilities
Accounts payable	$715	$1,317
Accrued development expense	646	1,221
Deferred program fee revenue – current portion	10,897	14,348
Accrued compensation and benefits	2,329	1,138
Other accrued liabilities	102	487

Total current liabilities	14,689	18,511

Non-current liabilities
Deferred program fee revenue – non-current portion	54,484	53,805
Other liabilities	430	1,437

Total liabilities	69,603	73,753

Commitments and contingencies
Stockholders’ equity
Preferred stock	-	-
Common stock	43	42
Additional paid-in-capital	230,876	225,432
Accumulated other comprehensive income	693	347
Accumulated deficit	(120,421)	(117,569)

Total stockholders’ equity	111,191	108,252

Total liabilities and stockholders’ equity	$180,794	$182,005

(1)	Derived from the Company’s audited financial statements as of December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Program fee revenue	$2,724	$3,587	$7,772	$10,761
Collaboration revenue	171	176	1,028	6,073

Total revenue	2,895	3,763	8,800	16,834

Operating expenses
Research and development	2,360	4,521	7,736	17,247
General and administrative	2,107	1,530	5,256	4,675

Total operating expenses	4,467	6,051	12,992	21,922

Operating loss	(1,572)	(2,288)	(4,192)	(5,088)
Interest income	544	613	1,340	1,233

Loss before benefit from income taxes	(1,028)	(1,675)	(2,852)	(3,855)
Benefit from income taxes	-	(363)	-	(685)

Net loss	$(1,028)	$(1,312)	$(2,852)	$(3,170)

Net loss per share
Basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.08)

Weighted-average shares used in computing net loss per share
Basic and diluted	42,703	42,201	42,593	42,143

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net loss	$(2,852)	$(3,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	3,926	4,866
Non-cash tax benefit from carry-back	-	(685)
Depreciation and amortization	177	196
Non-cash net interest income	1,078	(150)
Program fee revenue	(7,772)	(10,761)
Changes in operating assets and liabilities:
Other current assets	2,426	(928)
Other assets	1,584	-
Accounts payable	(602)	(1,211)
Accrued development expense	(575)	85
Deferred program fee revenue	5,000	-
Other accrued liabilities	(385)	(292)
Accrued compensation and benefits	1,191	(604)
Other liabilities	-	3

Net cash provided by (used in) operating activities	3,196	(12,651)

Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(50,766)	(143,565)
Proceeds from sales of marketable securities	7,407	2,442
Maturities of marketable securities	109,142	29,350

Net cash provided by (used in) investing activities	65,783	(111,773)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	1,519	435

Net cash provided by financing activities	1,519	435

Net increase (decrease) in cash and cash equivalents	70,498	(123,989)
Cash and cash equivalents at beginning of the period	35,794	153,158

Cash and cash equivalents at end of the period	$106,292	$29,169

Supplemental cash flow information:
Cash paid for income taxes	$-	$1,181

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2010.

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

We and King have a strategic alliance to develop and commercialize REMOXY and up to three other opioid painkillers designed to reduce potential risks of unintended use. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from upfront payments from King, including the $150.0 million King paid us at the beginning of the strategic alliance and the $5.0 million King paid us in July 2010 in connection with an amendment to our strategic alliance. These payments are recognized from receipt ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to end in the quarter ended September 30, 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. In the first quarter of 2010, we determined that the development period should be extended from the third quarter of 2014. This change in estimate did not and will not affect either the cash provided by or used in our operations. Deferred program fee revenue represents the amount of the upfront payments that have not yet been recognized as revenue.

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

We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider available information regarding our cash, cash equivalents, money market funds and US government obligations to be Level 1 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We generally consider available information regarding our other marketable securities to be Level 2 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerators:
Net loss	$(1,028)	$(1,312)	$(2,852)	$(3,170)
Denominators:
Weighted average shares used to compute basic and diluted net loss per share	42,703	42,201	42,593	42,143

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.08)

All options to purchase common shares were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2010 and 2009 because the effect of including these shares in this calculation would be anti-dilutive.

Income Taxes

We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized pursuant to our deferred tax assets as interest expense, when appropriate.

Note 3.  Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and available-for-sale marketable securities as of September 30, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
September 30, 2010
Cash and cash equivalents	$106,282	$2	$-	$106,284	$8	$106,292
Money market securities	8,786	4	-	8,790	-	8,790
U.S. government obligations	4,709	10	-	4,719	18	4,737
Corporate securities	48,475	677	-	49,152	627	49,779
Certificates of deposit	10,002	-	-	10,002	142	10,144

	$178,254	$693	$-	$178,947	$795	$179,742

Reported as:
Cash and cash equivalents	$106,282	$2	$-	$106,284	$8	$106,292
Short term investments	71,972	691	-	72,663	787	73,450

	$178,254	$693	$-	$178,947	$795	$179,742

Maturities:
Matures in one year or less	$150,579	$95	$-	$150,674	$453	$151,127
Matures one to three years	27,675	598	-	28,273	342	28,615

	$178,254	$693	$-	$178,947	$795	$179,742

December 31, 2009
Cash and cash equivalents	$35,790	$3	$-	$35,793	$1	$35,794
Money market securities	27,559	24	-	27,583	-	27,583
Certificates of deposit	30,003	-	-	30,003	159	30,162
Corporate securities	80,893	331	(11)	81,213	1,007	82,220

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Reported as:
Cash and cash equivalents	$35,790	$3	$-	$35,793	$1	$35,794
Short term investments	138,455	355	(11)	138,799	1,166	139,965

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Maturities:
Matures in one year or less	$114,377	$116	$-	$114,493	$385	$114,878
Matures one to three years	59,868	242	(11)	60,099	782	60,881

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Our realized gains or losses during the third quarter of 2010 and 2009 were immaterial. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The following table presents our assets measured at fair value on a recurring basis at September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$106,292	$-	$-	$106,292
Money market securities	8,790	-	-	8,790
U.S. government obligations	4,737	-	-	4,737
Corporate securities	-	49,779	-	49,779
Certificates of deposit	10,144	-	-	10,144

	$129,963	$49,779	$-	$179,742

Note 4.  Comprehensive Loss

Comprehensive loss is the sum of net loss and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(1,028)	$(1,312)	$(2,852)	$(3,170)
Other comprehensive income (loss)	220	(130)	346	(356)

Comprehensive loss	$(808)	$(1,442)	$(2,506)	$(3,526)

Other comprehensive income (loss) consists of net unrealized holding gains and losses on available-for-sale securities.

Note 5.  Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$613	$985	$2,172	$2,976
General and administrative	545	687	1,754	1,890

	$1,158	$1,672	$3,926	$4,866

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

We currently lease approximately 30,700 square feet of office space pursuant to a non-cancelable operating lease that will expire in 2012. Future minimum lease payments for our leases are as follows for the years ended December 31, (in thousands):

	2010	2011	2012	Total
Future minimum lease payments	$713	$570	$339	$1,622

Note 8.  Recently Issued Accounting Pronouncements

We reviewed recently issued accounting pronouncements and have adopted or plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

Note 9.  Subsequent events

On October 12, 2010, Pfizer Inc. and King announced that they had entered into a definitive merger agreement.

On October 27, 2010, we announced a special, one-time nondividend distribution of $2.00 per share totaling approximately $85 million, to be paid to our stockholder in the fourth quarter of 2010.

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include but are not limited to statements concerning:

•	timing of resubmission by King Pharmaceuticals, Inc., or King, of the New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, for REMOXY®;
•	potential submission of additional non-clinical data with respect to the REMOXY NDA and that no new clinical efficacy trials will be required by the FDA in connection with the NDA for REMOXY;

•	collaboration, milestone and royalty revenue that may be received from King and other payments we may receive from our strategic alliances;
•	the duration of the development period for all four expected drug candidates under our collaboration with King;
•	potential sources of clinical and commercial supply of REMOXY and its components;
•	expansion of our product line, including the formulation of additional dosage forms of REMOXY;
•	expected amounts of, or fluctuations in, collaboration revenue and payments;
•	future operating losses;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital;
•	potential competitors or competitive products;
•	future market acceptance of our drug candidates;
•	expenses and operating results;
•	trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	anticipated hiring and development of our internal systems and infrastructure and intended relocation of our headquarters;
•	potential non-realization of deferred tax assets; and
•	the sufficiency of our current resources to fund our operations over the next twelve months.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in regulatory approval, production, commercialization, development, testing and clinical trials (including patient enrollment) of our drug candidates;
•	the successful development of drug candidates pursuant to our collaboration agreements, including our collaboration agreement with King, and the continuation of such agreements;
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

On October 12, 2010, Pfizer Inc., or Pfizer, and King announced that they had entered into a definitive merger agreement.

Upon FDA approval of REMOXY, we will receive a $15.0 million cash milestone payment and a running royalty equal to 20% of net sales in the U.S. of all drugs developed under this strategic alliance, except as to the first $1.0 billion in cumulative net sales, which royalty is set at 15%. Outside the United States, the royalty rate is set at 10%.

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

All of our collaboration, contract and milestone revenues are recognized pursuant to our strategic alliance with King. King has made non-refundable upfront cash payments of $155.0 million to us, including the $5.0 million King paid us in July 2010. King has made milestone payments to us of $25.0 million related to clinical and regulatory milestones under the strategic alliance. We could also receive from King up to $125.0 million in additional milestone payments in the course of clinical development of the opioid painkillers under the strategic alliance.

On October 27, 2010, we announced a special, one-time nondividend distribution of $2.00 per share totaling approximately $85 million, to be paid to our stockholder in the fourth quarter of 2010. This distribution is being treated as a return of capital to stockholders.

Although we were profitable in the past based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through September 30, 2010, we have recorded an accumulated deficit of approximately $120.4 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts on the research and development of drugs for the treatment of pain, metastatic melanoma and hemophilia. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Compensation	$1,775	$2,308	$4,873	$7,809
Contractor fees(1)	290	1,433	1,893	6,334
Supplies(2)	11	302	14	1,087
Other common costs(3)	284	478	956	2,017

	$2,360	$4,521	$7,736	$17,247

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other common costs generally include the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates may also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate REMOXY to be applicable to the other drug candidates that may arise out of our collaboration with King since all such drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. We are also developing a novel antibody drug candidate to treat metastatic melanoma. Research and development expenses related to the metastatic melanoma technology include approximately $0.1 million and $1.8 million in the three and nine months ended September 30, 2010 and $0.9 million and $2.7 million in the three and nine months ended September 30, 2009, respectively, primarily in contractor fees and compensation. Research and development expenses related to hemophilia and other product candidates include approximately $0.4 million and $0.7 million three and nine months ended September 30, 2010 and $0.6 million and $3.1 million in the three and nine months ended September 30, 2009, respectively, primarily in contractor fees and compensation.

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

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, collaboration revenue and milestone revenue in connection with our strategic alliance with King. Program fee revenue is derived from upfront payments from King, including the $150.0 million King paid us at the beginning of the strategic alliance and the $5.0 million King paid us in July 2010 in connection with an amendment to our strategic alliance. These payments are recognized from receipt ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to end in the quarter ended September 30, 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. In the first quarter of 2010 we determined that our estimate of the development period should be extended from the third quarter of 2014. Collaboration revenues from reimbursement of development expenses pursuant to our collaboration agreement with King are generally recognized when King has completed its review of the expenses invoiced to them. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the development of REMOXY and the other opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

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

Results of Operations

Three and nine months ended September 30, 2010 and 2009

Revenue – Program fee revenue

Program fee revenues decreased to $2.7 million from $3.6 million and to $7.8 million from $10.8 million in the three and nine months ended September 30, 2010 and 2009, respectively, because in the first quarter of 2010 we extended our estimate of the development period over which we recognize the program fee revenue. We expect to recognize the rest of the upfront fee ratably over our estimate of the remainder of the development period under the strategic alliance with King. We currently estimate the development period for the fourth of four expected drug candidates to end in the quarter ended September 30, 2016.

Revenue – Collaboration revenue

Collaboration revenues were $0.2 million in each of the three month periods ended September 30, 2010 and 2009, respectively and decreased to $1.0 million from $6.1 million in the nine months ended September 30, 2010 and 2009, respectively. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenues were lower in the three- and nine-month periods ending September 30, 2010 as compared to the same periods in 2009 because the reimbursable expenses we incurred pursuant to the strategic alliance with King were lower from period to period.

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

Research and development expense decreased to $2.4 million from $4.5 million and to $7.7 million from $17.2 million in the three and nine months ended September 30, 2010 and 2009, respectively. The decrease was primarily due to decreases in clinical and development activities for our product candidates and lower operating costs. Research and development expenses for non-cash stock related compensation costs decreased to $0.6 million from $1.0 million and to $2.2 million from $2.9 million in the three and nine months ended September 30, 2010 and 2009, respectively.

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

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses increased to $2.1 million from $1.5 million in the three months ended September 30, 2010 and 2009, respectively and to $5.3 million from $4.7 million in the nine months ended September 30, 2010 and 2009. The change was primarily due to fluctuations in and timing of operating costs. General and administrative expenses for non-cash stock related compensation costs decreased to $0.5 million from $0.7 million in the three months ended September 30, 2010 and 2009, respectively and to $1.8 million from $1.9 million for the nine months ended September 30, 2010 and 2009.

We expect general and administrative expenses to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income, Net

Interest and other income, net, decreased to $0.5 million from $0.6 million and increased to $1.3 million from $1.2 million in the three and nine months ended September 30, 2010 and 2009, respectively We expect our interest income to decrease in the future as we use cash to fund our operations.

Benefit from Income Taxes

We did not provide for income taxes in 2010 because we have projected a tax loss for the full year 2010. Our benefit from income taxes in 2009 was due to our election to carryback our tax loss for 2009 to prior years.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under our strategic alliance with King, and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2010, cash, cash equivalents and marketable securities were $179.7 million.

Net cash provided by operating activities was $3.2 million for the nine months ended September 30, 2010 compared to net cash used in operating activities of $12.7 million for the nine months ended September 30, 2009. This change was primarily due to $5.0 million received from King in connection with the amendment to our strategic alliance in June 2010, $3.8 million received from federal income tax refunds and decreased research and development activities.

Net cash provided by investing activities was $65.8 million for the nine months ended September 30, 2010 compared to net cash used in investing activities of $111.8 million for the nine months ended September 30, 2009. Investing activities for both periods consisted primarily of the purchase and sale of marketable securities. There were no significant purchases of any property, equipment or leasehold improvements in 2010 and 2009.

Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2010 and $0.4 million for the nine months ended September 30, 2009. Financing activities in both periods consisted primarily of cash received from employee stock option exercises.

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

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities related to uncertain tax positions. Our liability at September 30, 2010 related to our uncertain tax positions is immaterial.

On October 27, 2010, we announced a special, one-time nondividend distribution of $2.00 per share totaling approximately $85 million, to be paid to our stockholder in the fourth quarter of 2010. We expect to record non-cash equity related expense in connection with adjustments made to certain options to prevent diminution of value to option holders from the non-dividend distribution.

We currently lease approximately 30,700 square feet of general office space pursuant to a non-cancelable operating lease that will expire in 2012. Future minimum lease payments for our leases are as follows for the years ended December 31, (in thousands):

	2010	2011	2012	Total
Future minimum lease payments	$713	$570	$339	$1,622

We intend to relocate our permanent headquarters, including actual direction, control, and coordination of our operations, from San Mateo, California to Austin, Texas between now and the end of 2011.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2010. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. Pursuant to our strategic alliance with King, King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation, except for royalty payments related to sales in Australia and New Zealand.

We have an accumulated deficit of $120.4 million at September 30, 2010. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2010 by approximately $0.3 million. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of September 30, 2010, our investments consisted of investments in corporate and government notes and obligations, certificates of deposits or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We generally consider our inputs to be Level 1 and Level 2 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. For example, the FDA has met with the sponsors of opioid drug products in order to discuss Risk Evaluation and Mitigation Strategies, or REMS, for opioid drugs. These discussions may result in changes to or additional government regulations with respect to our opioid drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drugs and our business could suffer.

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

The announced acquisition of our collaborator King by Pfizer may have an adverse impact on our collaboration.

In October 2010 King and Pfizer announced that they had entered into a definitive agreement pursuant to which Pfizer will acquire King. If the proposed acquisition of King by Pfizer is completed, drugs or drug candidates being commercialized or developed by Pfizer may compete for research, development and commercialization resources with our drug candidates that are subject to our collaboration with King. Further, any post-merger integration of Pfizer’s and King’s businesses may divert the attention of management and personnel at King from their focus on seeking approval of REMOXY or otherwise supporting the other drug candidates that are subject to our collaboration. Pfizer is a much larger company than King and Pfizer may have different strategic interests than King. There can be no assurance that Pfizer will devote sufficient resources to the continued development of REMOXY and the other drug candidates that are the subject of our collaboration in a timely manner.

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

Although we were profitable in some years in the past based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit as of September 30, 2010. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. Our announcement on October 27, 2010 of a nondividend distribution to shareholders and the actual payment of the nondividend distribution to shareholders on or about December 10, 2010 will decrease our cash assets by approximately $85 million; that may contribute to volatility in our common stock. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in efforts to seek regulatory approval for REMOXY, and in preclinical studies and clinical trials for our other drug candidates;
•	the success of our collaboration agreements;
•	publicity regarding actual or potential medical results relating to products under development by us or others;
•	announcements of technological innovations or new commercial products by us or others;
•	developments in patent or other proprietary rights by us or others;
•	comments or opinions by securities analysts or major stockholders;
•	future sales of our common stock by existing stockholders;
•	regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;
•	litigation or threats of litigation;
•	economic and other external factors or other disaster or crises;
•	developments with respect to potential merger and acquisition activity of companies with whom we have strategic alliances or other agreements;
•	the departure of any of our officers, directors or key employees;
•	period-to-period fluctuations in financial results; and
•	limited daily trading volume.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, SEC regulations and the rules of The NASDAQ Stock Market LLC, create uncertainty for public companies. If we were unable to continue to comply with these requirements, we could be delisted from trading on the NASDAQ Global Market, or Nasdaq, and thereafter trading in our common stock, if any, may be conducted through the over-the-counter or other market. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

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

Date: October 29, 2010

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