Form 10-K
period 2010-12-31
PAIN THERAPEUTICS INC
filed 2011-02-03
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $198,076,462 computed by reference to the last sales price of $5.56 as reported on the NASDAQ Global Select Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2010.

The number of shares outstanding of the Registrant’s common stock on January 12, 2011 was 42,946,682.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

PAIN THERAPEUTICS, INC.

FORM 10-K

PART I

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	the New Drug Application, or NDA, for REMOXY® (controlled-release oxycodone) filed with the U.S. Food and Drug Administration, or FDA, by King Pharmaceutical, Inc., or King;

•	royalty, milestone or collaboration revenue we may receive from King pursuant to our strategic alliance with King and other payments we may receive from our strategic alliances;

•	the duration of the development period for expected drug candidates under our collaboration with King;

•	the planned acquisition of King by Pfizer, Inc., or Pfizer;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of potential markets for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	future market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing or fluctuations in our operating results;

•	future expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation;

•	estimates concerning the provision for (benefit from) income taxes and realization of deferred tax assets; and

•	relocation of our principal place of business to Austin, Texas.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the possibility of the FDA requesting additional data which would require an extended period of time to complete, significantly delaying or preventing the potential approval of REMOXY;

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

Overview

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and other abuse-resistant painkillers are being developed pursuant to a strategic alliance we have with King. In October 2010, Pfizer and King announced that Pfizer would acquire King. Pfizer plans to complete its acquisition of King in late February 2011. We believe Pfizer’s acquisition of King may facilitate REMOXY’s commercial success if REMOXY is approved.

We and King jointly managed a Phase III clinical program and NDA submission for REMOXY. In mid-2008, the FDA accepted our NDA for REMOXY with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In 2009, King assumed sole responsibility for the regulatory approval of REMOXY. This shift of responsibility did not change any economic term of our strategic alliance with King. In December 2010, we and King announced that King had resubmitted the REMOXY NDA. In January 2011, we announced that the FDA had accepted King’s resubmission of the REMOXY NDA.

We are also developing a pipeline of novel drug candidates in the area of oncology and hematology. We own all commercial rights to our pipeline of drug candidates in oncology and hematology.

REMOXY

REMOXY is a novel controlled-release oral capsule form of oxycodone in a highly viscous liquid formulation matrix that includes novel excipients. It is specifically formulated to help address issues of abuse and misuse of time-release oxycodone tablets. Sales of time-release oxycodone were estimated to be over $3.0 billion in 2009.

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

However, the U.S Drug Enforcement Administration, or DEA, has reported that time-release oxycodone tablet abuse has substantially increased since FDA approval of time-release oxycodone. Abusers can quickly and easily extract large amounts of oxycodone by simply breaking or crushing time-release oxycodone tablets. Doing so disrupts this time release mechanism and allows an abuser to immediately ingest, snort or inject a large dose of oxycodone that was originally intended to be slowly release over 12 hours. Rapid increases in plasma levels of oxycodone may lead to overdose, respiratory depression or death. Patients may mistakenly cut or crush the time-release oxycodone tablets, which may also lead to accidental overdose.

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

REMOXY is an investigational drug candidate whose safety and efficacy have not yet been established by the FDA. REMOXY is intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse as well as the needs of pharmacists and the managed care healthcare system in the United States.

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

The technology used in this program was developed at the Albert Einstein College of Medicine, or AECOM. We have licensed exclusive worldwide commercial rights to this technology from AECOM.

Hemophilia

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

Other product candidates

We believe the abuse-resistant technology used in REMOXY is applicable to different oral opioid painkillers. Our strategic alliance with King includes development of three other abuse-resistant opioid product candidates: hydromorphone, hydrocodone and oxymorphone. Our abuse-resistant formulations of hydromorphone and hydrocodone have completed Phase I clinical trials. These Phase I clinical trials were designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of a single, oral dose of the drug candidates in healthy volunteers. We believe results also indicate these product candidates are safe and well-tolerated and their release profile appears well-suited to use with a chronic pain population. In January 2011, we announced that the FDA had accepted our investigational new drug application, or IND, for abuse-resistant oxymorphone.

Our abuse-resistant product candidates are intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse as well as the needs of pharmacists and the managed care healthcare system in the United States.

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

We also conduct basic research in collaboration with academic and other partners. Our research and development expenses were $45.8 million in 2008, $21.1 million in 2009 and $15.7 in 2010. We recorded contract revenue related to customer-sponsored research activities under our collaboration with King of $29.4 million in 2008, $6.2 million in 2009 and $1.3 million in 2010.

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

We and our collaborators have filed patent applications with the U.S. Patent Office and outside the United States to further protect our technologies. Our material patents and the material patents we license from third parties include:

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

Strategic Alliance with King

In 2005, we entered into collaboration agreement and a license agreement with King to develop and commercialize REMOXY and other abuse-resistant opioid painkillers. King made an upfront cash program fee payment of $150.0 million to us at the closing of this strategic alliance in 2005 and another upfront cash program fee payment of $5.0 million to us in June 2010 in connection with an amendment to the strategic alliance. Pfizer plans to complete its acquisition of King in late February 2011. We believe Pfizer’s acquisition of King may facilitate REMOXY’s commercial success if REMOXY is approved.

We will receive a $15.0 million cash milestone payment from King upon regulatory approval of REMOXY in the United States. In January, 2011, we received $5.0 million for the acceptance by the FDA of the IND for abuse-resistant oxymorphone. In 2008, we received $15.0 million related to acceptance by the FDA of the NDA for REMOXY, and $5.0 million of acceptance by the FDA of the IND for abuse-resistant hydrocodone. In 2006, we received $5.0 million for the acceptance by the FDA of the IND for abuse-resistant hydromorphone. We could also receive from King up to $105.0 million in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement.

Pursuant to the license agreement, as amended, King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed pursuant to the strategic alliance. The royalty rate for net sales of REMOXY and other products covered by the strategic alliance in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is set at 15%. The royalty rate for net sales of products covered by the strategic alliance outside the United States is 10%. King is also obligated to reimburse us for our payment of third-party royalty obligations related to this strategic alliance.

We and King have a joint oversight committee, or JOC, to oversee drug development and commercialization strategies for the strategic alliance. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. Pursuant to the collaboration agreement in the strategic alliance, as amended, King retains sole control of drug development and clinical activities, NDA submissions, and worldwide responsibility to commercialize abuse-resistant hydrocodone and we retain sole control of drug development activities in the United States through Phase II clinical trials for both abuse-resistant hydromorphone and oxymorphone. We and King will jointly manage Phase III clinical trials and NDA submissions in the United States for both abuse-resistant hydromorphone and oxymorphone. For both abuse-resistant hydromorphone and oxymorphone, upon regulatory approval, King will assume sole control and worldwide responsibility to exclusively commercialize abuse-resistant opioid drugs developed pursuant to the strategic alliance. King has responsibility for all development activities outside the United States. We retain all development and commercial rights in Australia and New Zealand.

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

Formulation Agreement with Durect Corporation

We have an exclusive, worldwide Development and License Agreement, or the Durect Agreement, with Durect Corporation, or Durect, to use a patented technology that forms the basis for a number of oral gel-cap drug candidates, including REMOXY. We reimburse Durect for formulation and related work, and make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. Aggregate payments to Durect from the inception of the Durect Agreement in late 2002 to December 31, 2010 were approximately $35.8 million. We paid Durect $1.0 million in upfront payments under the Durect Agreement and $1.7 million for achievement of certain clinical and regulatory milestones. We could pay up to another $7.6 million of potential payments under the Durect Agreement following achievement of certain clinical and regulatory milestones. We have sub-licensed to King certain rights to develop and to commercialize REMOXY and certain other opioid drugs formulated in part with technology we licensed from Durect. King is obligated to reimburse us for all expenses for formulation and related work and for milestone payments we incur under our agreement with Durect.

We also are obligated to pay Durect royalties on any related drug sales. These royalties range from 6.0% to 11.5%, depending on the level of sales of licensed products in a given calendar year. In turn, King is obligated to reimburse us for all royalty expenses we incur under the agreement with Durect for product sales under our strategic alliance with King. Durect is obligated to supply King with certain components of REMOXY and other abuse-resistant opioid painkillers pursuant to a commercial supply agreement between King and Durect.

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

License of Technology from Albert Einstein College of Medicine

We have licensed certain technology, including technology that we use in our monoclonal antibody program for the treatment of metastatic melanoma, from AECOM pursuant to a License Agreement, or AECOM Agreement. Under the AECOM Agreement, we have a worldwide exclusive license to the technology underlying the AECOM Agreement and all intellectual property rights arising from such technology. The AECOM Agreement requires us to pay AECOM up to $8.0 million in milestone payments, based on certain clinical development and commercial milestones, and royalties of 4% based on sales of licensed products If a product utilizing technology licensed under the AECOM Agreement is combined with a drug or other substance for which we are paying an additional royalty, the royalty that we pay to AECOM will be reduced by up to one-half based on the amount of such additional royalty. In connection with the AECOM Agreement, we also issued a warrant to purchase up to 150,000 shares of our common stock at an exercise price of $6.77 per share, with vesting subject to certain commercial milestones. This warrant expired unvested in January 2010. Aggregate payments to AECOM from the inception of the AECOM Agreement to December 31, 2009 were approximately $2.0 million, inclusive of an up-front payment of $200,000. We have not yet made any milestone payments to AECOM under this agreement.

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

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA reviews the NDA and responds to the applicant. The review process is typically extended for significant amounts of time by the FDA’s requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

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

REMOXY® is a trademark of Pain Therapeutics, Inc.

Incorporation

We were incorporated in Delaware in May 1998.

Employees

As of December 31, 2010, we had 18 employees. We engage consultants from time to time to perform services on retainer, a per diem or hourly basis.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. While the FDA is not requiring additional clinical trials to support approval, there can be no assurance that the FDA will approve the NDA for REMOXY (even with the additional data provided by King) or that the FDA will not require additional clinical or non-clinical data to be submitted. If the FDA were to require additional clinical or non-clinical data, providing such data may significantly delay the potential approval of REMOXY.

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

Even if we or our collaborators comply with all FDA regulatory requirements, our drug candidates may never obtain regulatory approval. If we or our collaborators fail to obtain regulatory approval for any of our drug candidates we will have fewer commercial products, if any, and corresponding lower product revenues, if any. Even if our drug candidates receive regulatory approval, such approval may involve limitations on the indications and conditions of use or marketing claims for our products. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us or our collaborators to commit to perform lengthy Phase IV post-approval clinical trials. Our expending additional resources on such trials would have an adverse effect on our operating results and financial condition.

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

Risks Relating to our Collaboration Agreements

Pfizer’s acquisition of King may have an adverse impact on our collaboration.

Pfizer plans to complete its acquisition of King in late February 2011. Drugs or drug candidates being commercialized or developed by Pfizer, its subsidiaries and affiliates may compete for research, development and commercialization resources with our drug candidates that were subject to our collaboration with King. Further, any post-merger integration of Pfizer’s and King’s businesses may divert the attention of management and personnel at King from their focus on seeking approval of REMOXY or otherwise supporting the other drug candidates that are subject to our collaboration. Pfizer is a much larger company than King and Pfizer may have different strategic interests than King. There can be no assurance that King or Pfizer will devote sufficient resources to the continued development of REMOXY and the other drug candidate that are the subject of our collaboration in a timely manner.

If King or other outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, regulatory submissions and introductions for our products may be delayed.

We rely on King to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under our strategic alliance. King and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with our drug candidates that are subject to this strategic alliance. For instance, King is developing Oxycodone NT (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and markets and sells Embeda (an extended-release oral formulation of morphine sulfate) and Avinza (a once-daily morphine treatment for moderate to severe pain). There can be no assurance that these other drugs or drug candidates in the Pfizer corporate family will not become competitive with our drug candidates being developed under the collaboration with King. If time and resources devoted to the strategic alliance are limited or there is a failure to fund the continued development of REMOXY or other opioid drug candidates as required by our agreement with King, or there is otherwise a failure to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under our collaboration agreement, their failure may jeopardize our rights under our license with Durect.

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

Our ability to earn royalties from sales of REMOXY depends on King’s abilities to obtain regulatory approval for and commercialize REMOXY. Additionally, our ability to earn royalties from sales of REMOXY and other drugs subject to our strategic alliance with King will depend on King’s abilities to maintain regulatory approval and achieve market acceptance of such drugs once commercialized. King, and other entities in the Pfizer corporate family, may elect to independently develop drugs that could compete with ours or fail to commit sufficient resources to the development, marketing and distribution of REMOXY and other drugs developed under our strategic alliance. King may not proceed with the commercialization of REMOXY and other drugs developed under our strategic alliance with the same degree of urgency as we would because of other priorities they face. If King is not successful in developing or commercializing REMOXY for a variety of reasons, including but not limited to competition from other pharmaceutical companies, or if King fails to perform as we expect, our potential for revenue from drugs developed in connection with our strategic alliance with King, if any, could be dramatically reduced and our business would suffer.

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

Although we were profitable in some years in the past based on payments from King and interest income, we have yet to generate any revenues from product sales. We had an accumulated deficit. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in efforts to seek regulatory approval for REMOXY, and in preclinical studies and clinical trials for our other drug candidates;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	the status of our collaboration agreements;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	developments with respect to potential merger and acquisition activity of companies with whom we have strategic alliances or other agreements;

•	regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;

•	litigation or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, SEC regulations and the rules of The NASDAQ Stock Market LLC, create uncertainty for public companies. If we were unable to continue to comply with these requirements, we could be delisted from trading on the NASDAQ Global Select Market, or Nasdaq, and thereafter trading in our common stock, if any, may be conducted through the over-the-counter or other market. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

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

We currently lease approximately 30,700 square feet of space in San Mateo, California. All of our operations are currently located in San Mateo. We believe that our facilities are adequate and suitable for our current needs.

Item 3.	Legal Proceedings

We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market, or Nasdaq, under the symbol “PTIE.” The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq for the periods indicated.

	Sales Prices
	High	Low
Fiscal 2009:
First Quarter	$6.71	$3.20
Second Quarter	$5.63	$3.85
Third Quarter	$5.62	$4.02
Fourth Quarter	$5.88	$4.63
Fiscal 2010:
First Quarter	$7.01	$4.24
Second Quarter	$6.66	$5.22
Third Quarter	$6.49	$5.22
Fourth Quarter	$8.83	$6.05

On December 10, 2010, we paid to common stock holders of record on December 1, 2010 a special, one-time nondividend distribution of $2.00 per share of common stock, with an aggregate distribution amount totaling approximately $85.7 million. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and, notwithstanding our December 2010 special, one-time nondividend distribution, we have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 15, 2011, there were approximately 63 holders of record of our common stock.

Performance Graph

The following line graph compares the percentage change in the cumulative return to the stockholders of the our common stock with the cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period commencing December 31, 2005.

*	This graph assumes that $100 was invested on 12/31/05 in our common stock or index, and that all dividends were reinvested. Notwithstanding our special, one-time nondividend distribution completed in 2010, we have not declared or paid any dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data (in thousands except per share data)

The following selected financial data should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. The selected balance sheet data at December 31, 2010 and 2009 and the selected statement of operations data for 2010, 2009 and 2008 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2008, 2007 and 2006 and the statements of operations for 2007 and 2006 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
	2010	2009	2008	2007	2006
Statement of operations data:
Program fee revenue	$10,496	$14,348	$14,348	$23,238	$26,201
Collaboration revenue	1,313	6,215	29,377	42,746	22,717
Milestone revenue	5,000	—	20,000	—	5,000

Total revenue	16,809	20,563	63,725	65,984	53,918
Research and development expense	15,746	21,059	45,817	47,730	46,803
General and administrative expense	14,766	6,258	9,196	8,085	7,668

Total operating expenses	30,512	27,317	55,013	55,815	54,471

Operating income (loss)	(13,703)	(6,754)	8,712	10,169	(553)
Interest and other income, net	1,680	1,777	6,018	10,136	9,668

Income (loss) before provision for (benefit from) income taxes	(12,023)	(4,977)	14,730	20,305	9,115
Provision for (benefit from) income taxes	—	(1,510)	(617)	—	2,927

Net income (loss)	$(12,023)	$(3,467)	$15,347	$20,305	$6,188

Net income (loss) per share:
Basic	$(0.28)	$(0.08)	$0.36	$0.46	$0.14

Diluted	$(0.28)	$(0.08)	$0.35	$0.44	$0.14

Weighted average shares used in computing net income (loss) per share:
Basic	42,644	42,165	42,252	44,150	44,146

Diluted	42,644	42,165	43,857	45,676	45,475

	December 31,
	2010	2009	2008	2007	2006
Balance sheet data:
Cash and cash equivalents	$4,798	$35,794	$153,158	$86,567	$16,386
Marketable securities	86,428	139,965	36,937	118,504	188,014
Working capital	84,414	159,959	170,522	184,717	170,460
Total assets	99,195	182,005	193,436	207,625	208,456
Deferred program fee revenue	62,657	68,153	82,502	96,849	120,087
Total liabilities	66,262	73,753	89,150	103,711	130,541
Total stockholders’ equity	32,933	108,252	104,286	103,914	77,915

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and other abuse-resistant painkillers are being developed pursuant to a strategic alliance we have with King. In October 2010, Pfizer and King announced that Pfizer would acquire King. Pfizer plans to complete its acquisition of King in late February 2011. We believe Pfizer’s acquisition of King may facilitate REMOXY’s commercial success if REMOXY is approved.

We and King jointly managed a Phase III clinical program and NDA submission for REMOXY. In mid-2008, the FDA accepted our NDA for REMOXY with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In 2009, King assumed sole responsibility for the regulatory approval of REMOXY. This shift of responsibility did not change any economic term of our strategic alliance with King. In December 2010, we and King announced that King had resubmitted the REMOXY NDA. In January 2011, we announced that the FDA had accepted King’s resubmission of the REMOXY NDA.

In January 2011, we announced that the FDA had accepted the IND for the fourth product candidate, abuse-resistant oxymorphone, under our strategic alliance with King. In January 2011, King paid us a $5.0 million milestone payment for this milestone. We recorded milestone revenue for this milestone payment in the fourth quarter of 2010.

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

All of our collaboration, contract and milestone revenues are recognized pursuant to our strategic alliance with King. In 2005, King made an upfront cash payment of $150.0 million to us. We will receive a $15.0 million cash milestone payment from King upon regulatory approval of REMOXY in the United States. In January, 2011, we received $5.0 million from King for the acceptance by the FDA of the IND for abuse-resistant oxymorphone. In 2008, we received $15.0 million related to acceptance by the FDA of the NDA for REMOXY, and $5.0 million of acceptance by the FDA of the IND for abuse-resistant hydrocodone. In 2006, we received $5.0 million for the acceptance by the FDA of the IND for abuse-resistant hydromorphone. We could also receive from King up to $105.0 million in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers under the strategic alliance. Subject to certain limitations, King is also obligated to fund development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. The royalty rate for net sales of REMOXY and other products covered by the strategic alliance with King in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is set at 15%. The royalty rate for net sales of products covered by the strategic alliance with King outside the United States is 10%.

Although we were profitable in 2006, 2007 and 2008 based on payments received from King and interest income, we have yet to generate any revenues from product sales. Through December 31, 2010, we have recorded an accumulated deficit of approximately $129.6 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on the research and development of drugs for the treatment of pain, metastatic melanoma and hemophilia. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years Ended December 31,
	2010	2009	2008
Compensation	$14,203	$10,165	$15,117
Contractor fees(1)	266	7,165	22,112
Supplies(2)	21	1,150	3,668
Other common costs(3)	1,256	2,579	4,920

	$15,746	$21,059	$45,817

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

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

We spent approximately $1.7 million in 2010, $3.4 million in 2009, and $2.8 million in 2008 on PTI-188, primarily in compensation in 2010 and contractor fees and compensation in 2009 and 2008. We spent approximately $0.8 million in 2010, $3.9 million in 2009, and $6.0 million in 2008 on hemophilia and other projects, primarily in compensation in 2010 and contractor fees and compensation in 2009 and 2008.

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

In December 2010, we paid our stockholders a special, one-time non-dividend distribution of $2.00 per share totaling approximately $85.7 million.

We intend to relocate our principal place of business to Austin, Texas. In order to minimize potential disruptions to our on-going operations, this relocation will take place gradually now through the end of 2011. Our intentions are to shift our permanent headquarters and the entire actual direction, control, and coordination of our operations, from California to Texas.

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

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, collaboration revenue and milestone revenue in connection with our strategic alliance with King. Program fee revenue is derived from upfront payments from King, including the $150.0 million paid to us at the beginning of the strategic alliance and the $5.0 million King paid us in July 2010 in connection with an amendment to our strategic alliance. These payments are recognized from receipt ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to end in the quarter ended September 30, 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. In the first quarter of 2010 we determined that our estimate of the development period should be extended from the third quarter of 2014. Collaboration revenues from reimbursement of development expenses pursuant to our collaboration agreement with King are generally recognized when King has completed its review of the expenses invoiced to them. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the development of REMOXY and the other opioid painkillers under the strategic alliance. We recognize milestone payments from King as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

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

Results of Operations

Years Ended December 31, 2010 and 2009

Revenue—Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King in December 2005. Revenues recognized from amortization of this upfront fee were $10.5 million in 2010 and $14.3 million in 2009. We expect to recognize the rest of the program fee ratably over our estimate of the remainder of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2016.

Revenue—Collaboration revenue

Collaboration revenues were $1.3 million in 2010 and $6.2 million in 2009. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenues were lower in 2010 as compared to 2009 primarily because the reimbursable expenses we incurred pursuant to the strategic alliance with King were lower in 2010 as compared to 2009.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses, as well as the timing of completion of King’s review of submitted expenses.

Revenue—Milestone revenue

Milestone revenue of $5.0 million in 2010 was related acceptance by the FDA of the IND for abuse-resistant oxymorphone under our strategic alliance with King.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

In October 2010, we were awarded $2.1 million in research grants by the U.S. government under the Qualifying Therapeutic Discovery Project Program. The research grants were awarded following a competitive review of thousands of applications. According to guidance released by the U.S. Department of the Treasury, the U.S. Department of Health and Human Services evaluated each project for its potential to produce new therapies, reduce long-term health care costs or cure cancer. We recognized these grants as a reduction in research and development expenses for the fourth quarter 2010.

Research and development expense decreased to $15.7 million in 2010 from $21.1 million in 2009. The decrease was primarily due to decreases in development activities for REMOXY, the timing of development activities for our other product candidates and reduction in research and development costs for grants awarded to us by the U.S. government, offset in part by increased non-cash stock related compensation costs.

Research and development expenses included non-cash stock related compensation costs of $10.3 million in 2010 and $4.0 million in 2009. These costs in 2010 included $7.4 million for one-time modifications made to outstanding stock options to prevent diminution of the benefit of these options from the special, one-time nondividend distribution to stockholders in the fourth quarter of 2010. We expect non-cash stock-related compensation costs to decrease in 2011.

We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including current and potential clinical trials for our other abuse-resistant drug candidates, as well as further clinical development of our product candidates in metastatic melanoma and hemophilia. King is obligated to reimburse certain development expenses for our abuse-resistant drug candidates pursuant to our collaboration agreement. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses increased to $14.8 million in 2010 from $6.2 million in 2009. The increase was primarily due to increases in non-cash stock-related compensation costs.

General and administrative expenses included non-cash stock related compensation costs of $9.9 million in 2010 and $2.7 million in 2009. These costs in 2010 included $7.4 million for one-time modifications made to outstanding stock options to prevent diminution of the benefit of these options from the special, one-time nondividend distribution to stockholders in the fourth quarter of 2010. We expect non-cash stock-related compensation costs to decrease in 2011. We expect other general and administrative expenses to increase over the next several years in connection with support of precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income, Net

Interest and other income, net, decreased to $1.7 million in 2010 from $1.8 million in 2009. This decrease was primarily due to decreased average balances of marketable securities and to a lesser extent decreases in prevailing interest rates on investments in marketable securities. We expect our interest income to decrease in the future because of the nondividend distribution we made to stockholders in December 2010 and as we use cash to fund our operations.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under our strategic alliance with King and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2010, cash, cash equivalents and marketable securities were $91.2 million.

Net cash used in operating activities was $0.1 million for 2010 compared to $14.7 million for 2009. This decrease was primarily due to receipt of $5.0 million in 2010 from King in connection with our strategic alliance, tax refunds received in 2010 and lower cash-based operating expenses in 2010 as compared to 2009.

Net cash provided by investing activities was $52.5 million for 2010 compared to $103.2 million used in investing activities for 2009. Investing activities for both years consisted primarily of the purchase and sale of marketable securities. We did not use any cash to purchase property, equipment and leasehold improvements in 2010 and 2009. We expect to continue to invest in our infrastructure to support our operations.

Net cash used by financing activities was $83.3 million in 2010 and net cash provided by financing activities was $0.6 million for 2009. In December 2010, we paid our stockholders a special, one-time nondividend distribution of $2.00 per share totaling approximately $85.7 million. Other cash from financing activities in both 2010 and 2009 consisted primarily of cash from stock issued pursuant to our 2008 Equity Incentive Plan and our Employee Stock Purchase Plan.

In February 2010, we received a federal tax refund of $2.2 million from a portion of taxes paid for 2006. When we filed our federal tax return for 2009, we elected to carryback part of our federal tax loss for 2009 against all federal taxes paid for 2008 and the remaining portion of federal taxes paid for 2006. In April 2010, we received an additional federal tax refund of $1.6 million from our election to carryback the 2009 tax loss.

Our election to carryback our 2009 tax loss to 2008 and 2006 eliminated the use of federal tax credits to reduce our federal tax liability for both 2008 and 2006. As a result, our deferred tax liabilities decreased by $1.0 million and our current assets related to our deferred tax assets decreased by $1.0 million.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities related to uncertain tax positions. Our liability at December 31, 2010 related to our uncertain tax positions is immaterial.

In early 2011, we received $2.1 million in grants awarded to us in 2010 under the Qualifying Therapeutic Discovery Project Program.

In 2010, we were selected for an audit of our 2008 federal tax return. This audit was completed in early 2011 with no changes in any of our tax positions.

We currently lease approximately 30,700 square feet of general office space pursuant to a non-cancelable operating lease that will expire in 2012. Future minimum lease payments for our lease are $0.6 million for 2011 and $0.3 million for 2012. We are considering the possibility of leasing additional general office space in Austin, Texas in 2011. We believe that our facilities are adequate and suitable for our current needs.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2010. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $129.6 million at December 31, 2010. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2010 by approximately $0.2 million. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2010, our investments consisted of investments in corporate and government notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 3, 2011

PAIN THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$4,798	$35,794
Marketable securities	86,428	139,965
Receivables	7,114	2,302
Other current assets	144	410

Total current assets	98,484	178,471
Property and equipment, net	285	517
Other assets	426	3,017

Total assets	$99,195	$182,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,107	$1,317
Accrued development expense	258	1,221
Deferred program fee revenue—current portion	10,897	14,348
Accrued compensation and benefits	1,712	1,138
Other accrued liabilities	97	487

Total current liabilities	14,071	18,511

Non-current liabilities
Deferred program fee revenue—non-current portion	51,760	53,805
Deferred tax liabilities	431	1,437

Total liabilities	66,262	73,753
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 42,910,164 and 42,301,901 shares issued and outstanding in 2010 and 2009, respectively	43	42
Additional paid-in-capital	161,957	225,432
Accumulated other comprehensive income	525	347
Accumulated deficit	(129,592)	(117,569)

Total stockholders’ equity	32,933	108,252

Total liabilities and stockholders’ equity	$99,195	$182,005

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Revenue
Program fee revenue	$10,496	$14,348	$14,348
Collaboration revenue	1,313	6,215	29,377
Milestone revenue	5,000	—	20,000

Total revenue	16,809	20,563	63,725
Operating expenses
Research and development	15,746	21,059	45,817
General and administrative	14,766	6,258	9,196

Total operating expenses	30,512	27,317	55,013

Operating income (loss)	(13,703)	(6,754)	8,712
Interest and other income, net	1,680	1,777	6,018

Income (loss) before income taxes	(12,023)	(4,977)	14,730
Benefit from income taxes	—	(1,510)	(617)

Net income (loss)	$(12,023)	$(3,467)	$15,347

Net income (loss) per share
Basic	$(0.28)	$(0.08)	$0.36

Diluted	$(0.28)	$(0.08)	$0.35

Weighted-average shares used in computingnet income (loss) per share
Basic	42,644	42,165	42,252

Diluted	42,644	42,165	43,857

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

			Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity

	Common stock
	Shares	Par value
Balance at December 31, 2007	44,305,103	$44	$221,415	$584	$(118,129)	$103,914
Issuance of common stock pursuant to exercise of stock options	819,058	1	638	—	—	639
Issuance of common stock related to employee stock purchase plan	73,354	—	462	—	—	462
Compensation with respect to non-employee option grants	—	—	128	—	—	128
Compensation with respect to employee option grants and share based awards	—	—	10,077	—	—	10,077
Purchase of stock pursuant to the stock repurchase plan	(3,128,763)	(3)	(14,884)	—	(11,320)	(26,207)
Tax benefits from the exercise of options	—	—	185	—	—	185
Net unrealized losses on investments in marketable securities	—	—	—	(259)	—	(259)
Net income	—	—	—	—	15,347	15,347

Comprehensive income						15,088

Balance at December 31, 2008	42,068,752	42	218,021	325	(114,102)	104,286
Issuance of common stock pursuant to exercise of stock options	194,311	—	436	—	—	436
Issuance of common stock related to employee stock purchase plan	38,838	—	128	—	—	128
Compensation with respect to non-employee option grants	—	—	(22)	—	—	(22)
Compensation with respect to employee option grants and share based awards	—	—	6,681	—	—	6,681
Tax benefits from the exercise of options	—	—	188	—	—	188
Net unrealized gains on investments in marketable securities	—	—	—	22	—	22
Net loss	—	—	—	—	(3,467)	(3,467)

Comprehensive loss						(3,445)

Balance at December 31, 2009	42,301,901	42	225,432	347	(117,569)	108,252
Issuance of common stock pursuant to exercise of stock options and awards	569,935	1	1,940	—	—	1,941
Issuance of common stock related to employee stock purchase plan	38,328	—	144	—	—	144
Compensation with respect to non-employee option grants	—	—	35	—	—	35
Compensation with respect to employee option grants and share based awards	—	—	20,097	—	—	20,097
Non-dividend cash distribution ($2.00 per share)	—	—	(85,691)	—	—	(85,691)
Net unrealized gains on investments in marketable securities	—	—	—	178	—	178
Net loss	—	—	—	—	(12,023)	(12,023)

Comprehensive loss						(11,845)

Balance at December 31, 2010	42,910,164	$43	$161,957	$525	$(129,592)	$32,933

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows provided by (used in) operating activities:
Net income (loss)	$(12,023)	$(3,467)	$15,347
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash stock based compensation	20,132	6,659	10,205
Depreciation and amortization	232	257	452
Non-cash net interest income	1,252	22	1,073
Loss on disposal of property and equipment	—	—	381
Deferred program fee revenue	(10,496)	(14,348)	(14,348)
Changes in operating assets and liabilities:
Receivables	(4,812)	(2,104)	(353)
Other current assets	266	132	115
Other non-current assets	1,585	(440)	(1,060)
Accounts payable	(210)	(899)	(1,408)
Accrued development expense	(963)	192	212
Deferred program fee revenue	5,000	—	—
Tax benefits from equity-based compensation plans	—	188	185
Excess tax benefits from equity-based compensation plans	(290)	9	(298)
Accrued compensation and benefits	574	(552)	(4)
Other accrued liabilities	(390)	(344)	656
Other non-current liabilities	—	4	8

Net cash provided by (used in) operating activities	(143)	(14,691)	11,163

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	—	—	—
Purchase of marketable securities	(65,753)	(154,000)	(2,122)
Sales of marketable securities	7,407	2,422	52,887
Maturities of marketable securities	110,809	48,350	29,471

Net cash provided by (used in) investing activities	52,463	(103,228)	80,236

Cash flows provided by (used in) financing activities:
Nondividend distribution	(85,691)	—	—
Excess tax benefits from equity-based compensation plans	290	(9)	298
Proceeds from issuance of common stock, net	2,085	564	1,101
Purchase of stock pursuant to the stock repurchase plan	—	—	(26,207)

Net cash provided by (used in) financing activities	(83,316)	555	(24,808)

Net increase (decrease) in cash and cash equivalents	(30,996)	(117,364)	66,591
Cash and cash equivalents at beginning of the year	35,794	153,158	86,567

Cash and cash equivalents at end of the year	$4,798	$35,794	$153,158

Supplemental cash flow information:
Cash paid (received) for income taxes	$(3,765)	$1,177	$—

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Business

We are a biopharmaceutical company that develops novel drugs. We have four drug candidates in clinical programs, including REMOXY, abuse-resistant hydromorphone, abuse-resistant hydrocodone and a novel radio-labeled monoclonal antibody to treat metastatic melanoma. We are also working on a new treatment for patients with hemophilia.

Although we were profitable in 2008 based on payments we received under our strategic alliance with King and interest income, in the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

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

We and King have a strategic alliance to develop and commercialize REMOXY and up to three other opioid painkillers designed to reduce potential risks of unintended use. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment received under the strategic alliance in December 2005 and is recognized ratably over our estimate of the development period of the four drug candidates expected to be developed under the strategic alliance. We currently estimate the development period for all four expected drug candidates to extend through September 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. Deferred program fee revenue represents the amount of the upfront payment that has not yet been recognized as revenue.

Collaboration revenues from reimbursement of development expenses are generally recognized when King has completed its review of the expenses invoiced to them.

King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of REMOXY and the other opioid painkillers under the strategic alliance. We recognize the milestone payments as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to King under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with King.

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

Stock-based Compensation

We recognize non-cash expense in the statement of operations for the fair value of all share-based payments to employees and directors, including grants of employee stock options and other share based awards. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years. We estimate forfeitures and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates.

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. The value of these awards is the product of the number of shares of our common stock to be issued under the award multiplied by the fair market value of a share of our common stock on the date of grant. These awards include future performance conditions. We estimate an implicit service period for achieving these performance conditions. Performance Awards vest and common stock is issued on achieving performance conditions. We recognize non-cash stock-based compensation expense for Performance Awards when we conclude that achieving a performance condition is probable. We periodically review and update as appropriate our estimates of the implicit service periods and the likelihood of achieving the performance conditions.

Government Grants

In October 2010, we were awarded $2.1 million in research grants by the U.S. government under the Qualifying Therapeutic Discovery Project Program. We recorded a receivable and reduced our research and development expenses for the fourth quarter 2010 related to these grant awards.

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

The numerators and denominators in the calculation of basic and diluted net income (loss) per share were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Numerators:
Net income (loss)	$(12,023)	$(3,467)	$15,347
Denominator
Weighted average shares used to compute basic net income (loss) per share	42,644	42,165	42,252
Effect of dilutive securities:
Dilution from employee stock plans	—	—	1,605

Potential dilutive common shares	—	—	1,605

Weighted average shares used to compute diluted net income (loss) per share:
Basic	42,644	42,165	42,252

Diluted	42,644	42,165	43,857

Net income (loss) per share:
Basic	$(0.28)	$(0.08)	$0.36

Diluted	$(0.28)	$(0.08)	$0.35

In 2010, 2009 and 2008, we excluded 7.3 million, 10.6 million and 5.1 million shares from diluted net income (loss) per share for vested stock options where the option exercise price was greater than the average market price per share and the effect would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized holding gains and losses on available-for-sale securities as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$(12,023)	$(3,467)	$15,347
Other comprehensive income (loss)	178	22	(259)

Comprehensive income (loss)	$(11,845)	$(3,445)	$15,088

Income Taxes

We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest and penalties recognized related to uncertain tax positions as interest expense.

Recent Accounting Pronouncements

We reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

3. Collaboration Agreements

King Pharmaceuticals, Inc. and Pfizer, Inc.

In November 2005, we and King announced a strategic alliance to develop and commercialize REMOXY and other abuse-resistant opioid painkillers. In October 2010, Pfizer and King announced that Pfizer would acquire King. Pfizer plans to complete its acquisition of King in late February 2011. King made an upfront cash payment of $150.0 million to us in 2005, of which we recorded as program fee revenue $10.5 million in 2010 and $14.3 million in 2009 and 2008. In January 2011, we received $5.0 million from King for the acceptance by the FDA in 2010 of the IND for abuse-resistant oxymorphone. In 2008, we received $15.0 million related to acceptance by the FDA of the NDA for REMOXY, and $5.0 million of acceptance by the FDA of the IND for abuse-resistant hydrocodone. In 2006, we received $5.0 million for the acceptance by the FDA of the IND for abuse-resistant hydromorphone. We could also receive from King up to $120.0 million in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement, of which we recorded as collaboration revenue $1.3 million in 2010, $6.2 million in 2009, and $29.4 million in 2008. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. King is obligated to pay us a 20% royalty on net sales of drugs developed in connection with the strategic alliance, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is set at 15%. The royalty rate for net sales of products covered by the strategic alliance outside the United States is 10%.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
December 31, 2010
Cash and cash equivalents	$4,798	$—	$—	$4,798	$—	$4,798
Certificates of deposit	10,131	—	—	10,131	31	10,162
Corporate securities	75,063	525	—	75,588	678	76,266

	$89,992	$525	$—	$90,517	$709	$91,226

Reported as:
Cash and cash equivalents	$4,798	$—	$—	$4,798	$—	$4,798
Marketable Securities	85,194	525	—	85,719	709	86,428

	$89,992	$525	$—	$90,517	$709	$91,226

Maturities:
Matures in one year or less	$67,557	$106	$—	$67,663	433	$68,096
Matures one to three years	22,435	419	—	22,854	276	23,130

	$89,992	$525	$—	$90,517	$709	$91,226

December 31, 2009
Cash and cash equivalents	$35,790	$3	$—	$35,793	$1	$35,794
Certificates of deposit	30,003	—	—	30,003	159	30,162
Corporate securities	108,452	355	(11)	108,796	1,007	109,803

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Reported as:
Cash and cash equivalents	$35,790	$3	$—	$35,793	$1	$35,794
Marketable Securities	138,455	355	(11)	138,799	1,166	139,965

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

Maturities:
Matures in one year or less	$114,377	$116	$—	$114,493	385	$114,878
Matures one to three years	59,868	242	(11)	60,099	782	60,881

	$174,245	$358	$(11)	$174,592	$1,167	$175,759

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We would recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. We had $0.1 million in realized gains and no realized losses in 2010.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Our assets measured at fair value at December 31, 2010 were (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,798	$—	$—	$4,798
Corporate securities	—	76,266	—	76,266
Certificates of deposit	10,162	—	—	10,162

	$14,960	$76,266	$—	$91,226

Our assets measured at fair value at December 31, 2009 were (in thousands):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$35,794	$—	$—	$35,794
Corporate securities	—	109,803	—	109,803
Certificates of deposit	30,162	—	—	30,162

	$65,956	$109,803	$—	$175,759

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Furniture, fixtures and equipment	$672	$672
Leasehold improvement	658	658

	1,330	1,330
Accumulated depreciation and amortization	(1,045)	(813)

	$285	$517

Depreciation and amortization expenses were $0.2 million in 2010, $0.3 million in 2009, and $0.5 million in 2008.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Stock based compensation costs for the 2008 Equity Incentive Plan, the 1998 Stock Option Plan and 2000 Employee Stock Purchase Plan was $ 20.1 million in 2010, $6.7 million in 2009, and $10.2 million in 2008. Stock based compensation in 2010 included $14.8 million for modifications made to options outstanding under the 1998 Stock to prevent diminution of the benefit of these options from the special, one-time nondividend distribution to stockholders in the fourth quarter of 2010. Given our current estimates of future forfeitures, we expect to recognize the compensation cost related to non-vested options as of December 31, 2010 of $9.9 million over the weighted average remaining recognition period of 2.5 years. If certain performance based awards vest, we would recognize an additional $14.2 million in stock compensation expense over the remaining recognition period of 2.5 years.

2008 Equity Incentive Plan

Under our 2008 Equity Incentive Plan, or 2008 Equity Plan, our employees, directors and consultants may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees. Through December 31, 2010 a total of 26,677,868 shares of common stock were authorized for issuance under these plans. The 2008 Equity Plan terminates in 2018.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Our stock option activity for 2010, 2009 and 2008 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding as of December 31, 2007	9,997,746	$7.60	6.93	$30.9
Granted	1,835,600	$7.37
Exercised	(284,308)	$6.44
Forfeited	(91,223)	$8.64

Options outstanding as of December 31, 2008	11,457,815	$7.58	6.52	$1.8

Granted	1,339,100	$4.54
Exercised	(194,311)	$2.25
Forfeited	(1,005,316)	$8.09

Options outstanding as of December 31, 2009	11,597,288	$7.28	5.95	$1.5

Granted	1,225,000	$4.66
Exercised	(448,402)	$5.20
Forfeited	(1,126,201)	$8.96
Increase related to nondividend distribution	3,537,258

Options outstanding as of December 31, 2010	14,784,943	$5.38	5.49	$20.9

Vested and expected to vest at December 31, 2010	14,506,163	$5.39	5.42	$20.2

Exercisable at December 31, 2010	11,135,180	$5.59	4.46	$13.4

Options and Performance Awards outstanding under the 2008 Equity Plan were automatically adjusted to prevent diminution of the benefit of the options and restricted stock units from the special, one-time nondividend distribution of $2.00 per share paid to our stockholders in December 2010. In addition, the Compensation Committee of our Board of Directors adjusted the options outstanding under the 1998 Equity Plan to prevent diminution of the benefit of these options from the distribution on the same basis as the adjustments made to options and restricted stock units under the 2008 Equity Plan. The adjustments increased the number of shares available for purchase under each option and decreased the exercise price of each option based on the ratio of (a) the fair market value of our common stock immediately prior to the distribution over (b) the fair market value of our common stock immediately prior to the distribution less the $2.00 per share distribution.

The pre-tax intrinsic value of options exercised was approximately $0.7 million in 2010, $0.6 million in 2009, and $4.1 million in 2008, calculated by multiplying options exercised each year by the difference between our stock price on the date of exercise and the exercise price of the options. Shares reserved for issuance and available for grant under the 2008 Equity Incentive Plan were 5.3 million as of December 31, 2010.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following summarizes information about stock options outstanding at December 31, 2010:

Range of exercise prices	Options outstanding			Options exercisable
	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
$1.38—$4.45	4,081,834	7.59	$3.92	1,757,507	$3.82
$4.55—$5.46	3,142,695	2.34	$5.20	2,998,731	$5.22
$5.57—$6.10	3,056,868	5.40	$5.81	2,490,882	$5.83
$6.12—$6.37	3,295,806	5.95	$6.31	2,994,604	$6.31
$6.40—$8.03	1,207,740	5.60	$7.11	893,456	$7.17

	14,784,943	5.49	$5.38	11,135,180	$5.59

Determining the Fair Value of Options

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price and volatility of our common stock. We used the following forward-looking range of assumptions to value each stock option granted to employees and directors during 2010, 2009 and 2008:

	2010	2009	2008
Volatility	48% to 50%	50% to 53%	48% to 54%
Risk-free interest rates	1% to 3%	2% to 3%	2% to 4%
Expected life of option	5 to 6 years	5 to 6 years	5 years
Dividend yield	—	—	—

Our volatility assumption is based on reviews of the historical volatility of our common stock. Our risk-free interest rate assumption is based on yields of U.S. treasury notes in effect at the date of grant. Our expected life of options granted assumption is based on actual historical option exercises. Our dividend yield assumption is based on the fact that we have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future. Using Black-Scholes and these factors, the weighted average fair value of stock options granted to employees and directors was $4.66 for 2010, $4.54 for 2009 and $7.37 for 2008. We used an expected forfeiture rate of 7% to 8% in 2010, 4% to 5% in 2009 and 5% in 2008. We base our estimated expected forfeiture rate on historical cancellations of options.

We estimate the fair value of stock options granted to non-employees using forward-looking assumptions similar to those used for stock options granted to employees and directors and appropriate for the terms underlying the stock options granted to non-employees. We re-measure the compensation expense for options granted to non-employees over the related vesting period.

Performance Awards

In 2010, we granted performance awards valued at $0.7 million. During 2010, 78,748 shares of these awards vested and we recognized related stock-based compensation expense of $0.1 million in research and development expenses and $0.3 million in general and administrative expenses. If the remaining 59,058 shares of these performance awards do not vest in 2011, the awards expire and the underlying shares are returned to the 2008 Equity Incentive Plan.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In 2009, we granted performance awards for 0.3 million shares valued at $1.2 million. In 2009, 0.1 million shares of these awards vested and we recognized related stock-based compensation expense of $0.2 million in research and development expenses and $0.3 million in general and administrative expenses. The remaining 0.2 million shares in performance awards were returned to the 2008 Equity Incentive Plan in 2010.

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

2000 Employee Stock Purchase Plan

Under the amended and restated 2000 Employee Stock Purchase Plan, or the Purchase Plan, eligible employees may purchase common stock through payroll deductions of up to 15% of the employee’s compensation. The purchase price of the stock is generally 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. We have 483,221 shares reserved for issuance under the Purchase Plan.

The weighted-average fair value of purchase rights exercised was $3.77 in 2010, $3.77 in 2009, and $6.31 in 2008. We calculated this value using Black-Scholes with an expected life of 1 year each year with no dividend yield. We assumed volatility was 41% to 48% in 2010, 61% to 72% in 2009, and 40% to 49% in 2008. We used risk free interest rates of 1% in 2010 and 2009, and 1% to 2% in 2008.

Stock Repurchase Program

We repurchased $30.0 million of our common stock during 2008 and 2007. We used the par value method of accounting for our stock repurchases. The excess of the cost of the shares acquired over the par value is allocated to additional paid-in capital based on the weighted average sales price per issued share with the remainder charged to accumulated deficit.

Warrants

As of December 31, 2010, we have no outstanding exercisable warrants.

7. Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2010, we have not made any matching contributions.

8. Income Taxes

We did not provide for income taxes in 2010 and 2009 because we did not have taxable income in those years. We had taxable income for 2008 primarily due to the combination of milestone payments we received from King and interest income. We reduced our tax for 2008 with a combination of net operating losses and tax credits earned from prior years.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

We elected to carry back part of our federal tax loss for 2009 against all federal taxes paid for 2008 and a portion of federal taxes paid for 2006. As a result of this election, in 2010 we received a combined federal tax refund of $1.6 million. All of our benefit from income taxes in 2009 and 2008 is federal. All of our net income is domestic.

Our election to carryback our 2009 tax loss to 2008 and 2006 eliminated the use of federal tax credits to reduce our federal tax liability for both 2008 and 2006. As a result, our deferred tax liabilities decreased by $1.0 million and our current assets related to our deferred tax assets decreased by $1.0 million.

A reconciliation between our benefit from income taxes for 2009 and 2008 and the amounts computed by multiplying income (loss) before taxes by the U.S. statutory tax rate follows (in thousands):

	2009	2008
Tax at U.S. statutory tax rate of 34%	$(1,692)	$4,968
State taxes	8	180
Research credits	(373)	(415)
Equity-based compensation	794	579
Change in valuation allowance	(288)	(5,935)
Other	41	6

Benefit from income taxes	$(1,510)	$(617)

Unrecognized tax benefits

We have unrecognized tax benefits related primarily to tax credits. A reconciliation of the beginning and ending amount of liability recorded for 2010, 2009 and 2008 follows (in thousands):

	2010	2009	2008
Beginning balance	$4,600	$4,200	$3,800
Additions based on tax positions related to the current year	200	400	400

Ending balance	$4,800	$4,600	$4,200

The total amount of unrecognized tax benefit that, if recognized, would benefit our effective tax rate, is $67 thousand.

In 2010, we were selected for an audit of our 2008 federal tax return. This audit was completed in early 2011 with no changes in any of our tax positions. Because of net operating loss and research credit carryforwards, all of our tax years, from 1998 through 2010, remain open to U.S. federal and California state tax examinations.

Interest expense related to our tax positions was immaterial for 2010, 2009 and 2008.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$3,000	$6,000	$100
Deferred license free revenue	22,900	27,100	32,900
Research & development credits	5,800	3,200	3,400
Stock related compensation	14,000	7,300	5,700
Other	700	800	1,400

Total deferred tax assets	46,400	44,400	43,500
Valuation allowance	(46,100)	(41,600)	(41,600)

Net deferred tax assets	$300	$2,800	$1,900

Except for certain of our research and development credits, realization of deferred tax assets is dependent upon future earnings. We are uncertain about the timing and amount of any future earnings. Accordingly, these deferred tax assets have been offset by a valuation allowance.

The federal portion of our pre-tax net operating loss carryforwards of $5.3 million expires between 2029 and 2030. The state portion of our pre-tax net operating loss carryforwards of $20.3 million expires in 2017 and between 2029 and 2030.

Approximately $0.7 million of the valuation allowance at December 31, 2010 relates to the tax benefits associated with stock option transactions where tax deductions exceeded related expenses in our financial statements. This amount will be credited to additional paid-in capital when realized as a reduction to income taxes payable. The valuation allowance increased by $4.5 million in 2010, did not change materially in 2009 and decreased by $7.5 million in 2008.

As of December 31, 2010, we had federal research and development tax credits of approximately $8.7 million, which expire in the years 2023 through 2030 and state research and development tax credits of approximately $1.7 million.

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

We currently lease approximately 30,700 square feet of general office space pursuant to a non-cancelable operating lease that will expire in 2012. Future minimum lease payments for our lease are $0.6 million for 2011 and $0.3 million for 2012. We believe that our facilities are adequate and suitable for our current needs. Rent expense was $0.9 million for 2010, $0.7 million for 2009, and $0.7 million for 2008.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2010
Total revenue	$3,249	$2,656	$2,895	$8,009
Net loss	$(1,020)	$(804)	$(1,028)	$(9,171)
Basic loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.21)
Diluted loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.21)
2009
Total revenue	$6,835	$6,236	$3,763	$3,729
Net loss	$(1,824)	$(34)	$(1,312)	$(297)
Basic loss per share	$(0.04)	$—	$(0.03)	$(0.01)
Diluted loss per share	$(0.04)	$—	$(0.03)	$(0.01)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2010. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2010 was effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pain Therapeutic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pain Therapeutics, Inc. as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Pain Therapeutics, Inc. and our report dated February 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

February 3, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information regarding our directors, executive officers and the audit committee of our board of directors is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2011 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2010.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	16,976,805	$5.38	5,771,318
Equity compensation plans not approved by stockholders	—	—	—

Total	16,976,805	$5.38	5,771,318

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.

10.2(4)	1998 Equity Incentive Plan and form of agreements thereunder.

10.3(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.

10.4(6)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.5(6)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

Exhibit Number	Description of Document
10.6(6)	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.7(6)	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.8(7)	Sublease Agreement, dated as of July 17, 2007, between Registrant and Oracle USA, Inc.
10.9(8)	2008 Equity Incentive Plan.
10.10(9)	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.
10.11(9)	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.
10.12(9)	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.
10.13(9)	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.
10.14(10)	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.
10.15(10)	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.
10.16(10)	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.
10.17(11)	Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
10.18(12)	2000 Employee Stock Purchase Plan, as amended and restated.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 66).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the SEC on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(7)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2007.
(8)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 29, 2008.
(9)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2008.
(10)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2008.
(11)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2010.
(12)	Incorporated by reference from our registration statement on Form S-8 filed with the SEC on July 29, 2010.

(b)	Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

(c)	Financial Statement Schedules

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

Dated: February 3, 2011

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

Signature	Title	Date

/s/ REMI BARBIER Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 3, 2011

/s/ PETER S. RODDY Peter S. Roddy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 3, 2011

/s/ NADAV FRIEDMANN, PH.D., M.D. Nadav Friedmann, Ph.D., M.D.	Chief Operating and Medical Officer and Director	February 3, 2011

/s/ ROBERT Z. GUSSIN, PH.D. Robert Z. Gussin, Ph.D	Director	February 3, 2011

/s/ MICHAEL J. O’DONNELL, ESQ. Michael J. O’Donnell, Esq.	Director and Secretary	February 3, 2011

/s/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	February 3, 2011

/s/ PATRICK SCANNON, M.D, PH.D. Patrick Scannon, M.D., Ph.D.	Director	February 3, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.
10.2(4)	1998 Equity Incentive Plan and form of agreements thereunder.
10.3(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.
10.4(6)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.5(6)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.6(6)	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.7(6)	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.8(7)	Sublease Agreement, dated as of July 17, 2007, between Registrant and Oracle USA, Inc.
10.9(8)	2008 Equity Incentive Plan.
10.10(9)	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.
10.11(9)	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.
10.12(9)	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.
10.13(9)	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.
10.14(10)	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.
10.15(10)	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.
10.16(10)	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.
10.17(11)	Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
10.18(12)	2000 Employee Stock Purchase Plan, as amended and restated.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 66).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the SEC on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(7)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2007.
(8)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 29, 2008.
(9)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2008.
(10)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2008.
(11)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2010.
(12)	Incorporated by reference from our registration statement on Form S-8 filed with the SEC on July 29, 2010.