Form 10-Q
period 2011-03-31
PAIN THERAPEUTICS INC
filed 2011-04-27
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	44,015,538
Shares Outstanding as of April 18, 2011

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2011	December 31, 2010(1)
Current assets
Cash and cash equivalents	$54,894	$4,798
Marketable securities	43,583	86,428
Receivables	1,996	7,114
Other current assets	84	144

Total current assets	100,557	98,484
Non-current assets
Property and equipment, net	232	285
Other assets	437	426

Total assets	$101,226	$99,195

Current liabilities
Accounts payable	$436	$1,107
Accrued development expense	435	258
Deferred program fee revenue - current portion	10,897	10,897
Accrued compensation and benefits	1,500	1,712
Other accrued liabilities	93	97

Total current liabilities	13,361	14,071

Non-current liabilities
Deferred program fee revenue - non-current portion	49,036	51,760
Other liabilities	432	431

Total liabilities	62,829	66,262

Commitments and contingencies
Stockholders’ equity
Preferred stock	-	-
Common stock	44	43
Additional paid-in-capital	167,684	161,957
Accumulated other comprehensive income	468	525
Accumulated deficit	(129,799)	(129,592)

Total stockholders’ equity	38,397	32,933

Total liabilities and stockholders’ equity	$101,226	$99,195

(1)	Derived from the Company’s audited financial statements as of December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue
Program fee revenue	$2,724	$2,524
Collaboration revenue	512	725

Total revenue	3,236	3,249

Operating expenses
Research and development	2,178	3,127
General and administrative	1,537	1,486

Total operating expenses	3,715	4,613

Operating loss	(479)	(1,364)
Interest income	272	344

Net loss	$(207)	$(1,020)

Net loss per share
Basic and diluted	$(0.00)	$(0.02)

Weighted-average shares used in computing net loss per share
Basic and diluted	43,124	42,410

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows provided by (used in) operating activities:
Net loss	$(207)	$(1,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	1,303	1,418
Depreciation and amortization	53	60
Non-cash net interest income	386	731
Program fee revenue	(2,724)	(2,524)
Changes in operating assets and liabilities:
Receivables	5,118	215
Other current assets	60	316
Other assets	(11)	1,578
Accounts payable	(671)	(832)
Accrued development expense	177	(453)
Other accrued liabilities	(3)	(188)
Accrued compensation and benefits	(212)	(95)

Net cash provided by (used in) operating activities	3,269	(794)

Cash flows provided by investing activities:
Purchases of marketable securities	-	(18,677)
Maturities of marketable securities	42,402	33,351

Net cash provided by investing activities	42,402	14,674

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	4,425	983

Net cash provided by financing activities	4,425	983

Net increase in cash and cash equivalents	50,096	14,863
Cash and cash equivalents at beginning of the period	4,798	35,794

Cash and cash equivalents at end of the period	$54,894	$50,657

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to our collaboration and license agreements with King Pharmaceuticals, Inc., or the King Agreements.

We are also developing novel drug candidates in the area of hematology and oncology. We have in pre-clinical development a drug candidate to treat hemophilia, a genetic disorder in which patients are unable to stop bleeding. We have in clinical development a monoclonal antibody to treat metastatic melanoma, a deadly form of skin cancer.

Although we were profitable in the past based on program fee revenue, milestone revenue and interest income, in the course of our development activities, we have sustained significant cumulative operating losses. As we continue to incur losses, we may need additional financing and there are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2011.

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

We recognize program fee revenue, collaboration revenue and milestone revenue in connection with the King Agreements. Program fee revenue is derived from program fee payments, including the upfront $150.0 million payment we received in 2005 and the $5.0 million payment we received in 2010. These payments are recognized from receipt ratably over our estimate of the development period through the fourth of four drug candidates expected to be developed. We currently estimate the development period for all four drug candidates to end by September 30, 2016. We periodically review the estimated development period and change it if appropriate based upon our latest expectations. Deferred program fee revenue represents the amount of the upfront program fee payments that have not yet been recognized as revenue.

Collaboration revenue from reimbursement of development expenses are generally recognized after expenses have been incurred and when King has completed its review of the expenses invoiced to them.

We recognize milestone payments as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services we provide are priced at fair value based upon the reimbursement of expenses we incur.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three Months Ended March 31,
	2011	2010
Numerators:
Net loss	$(207)	$(1,020)

Denominators:
Weighted average shares used to compute basic and diluted net loss per share	43,124	42,410

Basic and diluted net loss per share	$(0.00)	$(0.02)

Options to purchase 3.7 million and 10.4 million common shares were excluded from the calculation of diluted loss per share for the three months ended March 31, 2011 and 2010 because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and available-for-sale marketable securities as of March 31, 2011 and December 31, 2010 (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
March 31, 2011
Cash and cash equivalents	$14,842	$2	$-	$14,844	$-	$14,844
Money market securities	40,050	-	-	40,050	-	40,050
Corporate securities	32,441	466	-	32,907	498	33,405
Certificates of deposit	10,132	-	-	10,132	46	10,178

	$97,465	$468	$-	$97,933	$544	$98,477

Reported as:
Cash and cash equivalents	$54,892	$2	$-	$54,894	$-	$54,894
Short term investments	42,573	466	-	43,039	544	43,583

	$97,465	$468	$-	$97,933	$544	$98,477

Maturities:
Matures in one year or less	$80,235	$127	$-	$80,362	$331	$80,693
Matures one to three years	17,230	341	-	17,571	213	17,784

	$97,465	$468	$-	$97,933	$544	$98,477

December 31, 2010
Cash and cash equivalents	$4,798	$-	$-	$4,798	$-	$4,798
Certificates of deposit	10,131	-	-	10,131	31	10,162
Corporate securities	75,063	525	-	75,588	678	76,266

	$89,992	$525	$-	$90,517	$709	$91,226

Reported as:
Cash and cash equivalents	$4,798	$-	$-	$4,798	$-	$4,798
Marketable securities	85,194	525	-	85,719	709	86,428

	$89,992	$525	$-	$90,517	$709	$91,226

Maturities:
Matures in one year or less	$67,557	$106	$-	$67,663	433	$68,096
Matures one to three years	22,435	419	-	22,854	276	23,130

	$89,992	$525	$-	$90,517	$709	$91,226

We did not realize any gains or losses on our investments in securities during the first quarter of 2011 or 2010. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The following table presents our assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2011
Cash and cash equivalents	$14,844	$-	$-	$14,844
Money market securities	40,050	-	-	40,050
Corporate securities	-	33,405	-	33,405
Certificates of deposit	10,178	-	-	10,178

	$65,072	$33,405	$-	$98,477

	Level 1	Level 2	Level 3	Total
December 31, 2010
Cash and cash equivalents	$4,798	$-	$-	$4,798
Corporate securities	-	76,266	-	76,266
Certificates of deposit	10,162	-	-	10,162

	$14,960	$76,266	$-	$91,226

Note 4. Comprehensive Loss

Comprehensive loss is the sum of net loss and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(207)	$(1,020)
Other comprehensive income (loss)	(57)	317

Comprehensive loss	$(264)	$(703)

Other comprehensive income (loss) consists of net unrealized holding gains and losses on available-for-sale securities.

Note 5. Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$732	$842
General and administrative	571	576

	$1,303	$1,418

Note 6. Income Taxes

We did not provide for income taxes in 2011 because we have projected a tax loss for the full year 2011. Interest expense and penalties related to unrecognized tax benefits were immaterial for 2011 and 2010.

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

We currently lease approximately 36,400 square feet of office space pursuant to non-cancelable operating leases that will expire in 2012. Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2011	2012	Total
Future minimum lease payments	$667	$373	$1,040

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

This document contains forward-looking statements, that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•

the New Drug Application, or NDA, for REMOXY® (controlled-release oxycodone) with the U.S. Food and Drug Administration, or FDA, by King Pharmaceutical, Inc., or King, a wholly-owned subsidiary of Pfizer, Inc., or Pfizer;

•	royalty, milestone or collaboration revenue we may receive from King and other payments we may receive from our collaboration agreements;
•	the duration of the development period for expected drug candidates;
•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;
•	operating losses and anticipated operating and capital expenditures;
•	uses of proceeds from our securities offerings;
•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;
•	the size of potential markets for our products;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expenses increasing or fluctuations in our operating results;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months;
•	plans with respect to our headquarters relocation to Austin, Texas;
•	assumptions and estimates used for our disclosures regarding stock-based compensation; and
•	estimates concerning the realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or delays in the potential regulatory approval of the REMOXY NDA, including the potential request by the FDA of additional data which may require an extended period of time to obtain and submit, that could significantly delay or prevent such approval;

•

the successful development and commercialization of REMOXY and other drug candidates pursuant to our collaboration and license agreements with King, or the King Agreements, and development of other drug candidates pursuant to our other collaboration agreements, and the continuation of such agreements;

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

Overview

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to the King Agreements.

Pfizer acquired King in early 2011. We expect REMOXY will be commercialized within Pfizer’s primary care unit. We believe Pfizer’s acquisition of King may facilitate REMOXY’s commercial success if this drug is approved.

We and King jointly managed a Phase III clinical program and NDA submission for REMOXY. In mid-2008, the FDA accepted our NDA for REMOXY with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. The FDA has not requested or recommended additional clinical efficacy studies prior to approval. In 2009, King assumed sole responsibility for the regulatory approval of REMOXY. This shift of responsibility did not change any economic term of the King Agreements. In December 2010, King resubmitted the REMOXY NDA. In January 2011, we announced that the FDA had accepted the resubmission of the REMOXY NDA.

In January 2011, we announced that the FDA had accepted our IND for abuse-resistant oxymorphone and that we had received a $5.0 million milestone payment for this milestone.

In April 2011, we announced top-line results of an abuse liability study with REMOXY and that the article entitled “The Abuse Potential of REMOXY®, an Extended-Release Formulation of Oxycodone, Compared with Immediate- and Extended-Release Oxycodone” was published in Pain Medicine, the Official Journal of the American Academy of Pain Medicine. In the study, REMOXY met all prospectively defined primary endpoints.

We are also developing a pipeline of novel drug candidates in the area of oncology and hematology. We hold all commercial rights to our pipeline of drug candidates in oncology and hematology.

We are developing a novel drug candidate called PTI-188 to treat metastatic melanoma, a deadly form of skin cancer. PTI-188 is a monoclonal antibody linked to a radioisotope, intended to deliver doses of radiation lethal to melanoma tumors without harming normal tissue.

We have a gene transfer program, initially developed at Stanford University, aimed at correcting an underlying genetic defect in patients with hemophilia, a genetic disorder in which patients are unable to stop bleeding. We have licensed exclusive worldwide commercial rights to the technology used in this program from Poetic Genetics, LLC.

All of our program fee, collaboration and milestone revenue is recognized pursuant to the King Agreements, including:

Description	Year Received	Amount Received (mm)
Upfront program fee payment	2005	$150
Program fee payment related to an amendment to the strategic alliance	2010	$5
Milestone payments related to:
acceptance by the FDA of the NDA for REMOXY	2008	$15
acceptance by the FDA of the IND for abuse-resistant oxymorphone	2011	$5
acceptance by the FDA of the IND for abuse-resistant hydrocodone	2008	$5
acceptance by the FDA of the IND for abuse-resistant hydromorphone	2006	$5

We will receive a $15.0 million cash milestone payment from King upon regulatory approval of REMOXY in the United States. We could also receive up to $105.0 million in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers. Subject to certain limitations, King is also obligated to fund development expenses incurred by us pursuant to the King Agreements, which result in collaboration revenue. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the King Agreements. The royalty rate for net sales of REMOXY and the other three abuse-resistant product candidates covered by the King Agreements in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is set at 15%. The royalty rate for net sales of products covered by the King Agreements outside the United States is 10% on all of net sales.

Although we were profitable in 2006, 2007 and 2008 based on payments received under the King Agreements and interest income, we have yet to generate any revenues from product sales. Through March 31, 2011, we have recorded an accumulated deficit of approximately $129.8 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

Product revenue will depend on receiving regulatory approvals for, and successfully marketing, our drug candidates. If development efforts result in regulatory approval and successful commercialization of our drug candidates, we will generate revenue from direct sales of our drugs and/or, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, contract research organizations and clinical research sites for a significant portion of our product development efforts.

We focus substantially all our research and development efforts on the research and development of drugs for the treatment of pain, metastatic melanoma and hemophilia. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended March 31,
	2011	2010
Compensation	$1,568	$1,712
Contractor fees(1)	254	999
Supplies(2)	19	25
Other common costs(3)	337	391

	$2,178	$3,127

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate REMOXY to be applicable to the other potential abuse-resistant drug candidates since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing.

We spent approximately $0.1 million in the first quarter of 2011 and $1.3 million in the first quarter of 2010 on PTI-188, primarily on compensation. We spent approximately $0.3 million in the first quarter of 2011 and $0.2 million in the first quarter of 2010 on hemophilia and other projects, primarily on compensation.

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

We intend to relocate our principal place of business to Austin, Texas. In order to minimize potential disruptions to our on-going operations, this relocation will take place gradually now through the end of 2011. Our intentions are to shift our permanent headquarters and the direction, control, and coordination of all of our operations, from California to Texas.

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

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, collaboration revenue and milestone revenue in connection with the King Agreements. Program fee revenue is derived from the $150.0 million paid to us at the inception of these agreements and the $5.0 million paid to us in July 2010 in connection with an amendment to these agreements. These payments are recognized from receipt ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed. We currently estimate the development period for all four expected drug candidates to end in the quarter ended September 30, 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. Collaboration revenue from reimbursement of development expenses pursuant to the King Agreements are generally recognized when King has completed its review of the expenses invoiced to them. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the development of REMOXY and the other opioid painkillers under the King Agreements. We recognize milestone payments as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services we provide are priced at fair value based upon the reimbursement of expenses we incur.

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

Results of Operations

Three months ended March 31, 2011 and 2010

Revenue – Program fee revenue

Program fee revenue recognized from the program fees we received under the King Agreements increased to $2.7 million for the first quarter of 2011 from $2.5 million for the first quarter of 2010. This increase resulted from our June 2010 amendment to these agreements.

Revenue - Collaboration revenue

Collaboration revenue from reimbursement of our development expenses incurred under the King Agreements decreased to $0.5 million for the first quarter of 2011 from $0.7 million for the first quarter of 2010. These reimbursements decreased primarily because the related expenses were lower from period to period.

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

Research and development expense decreased to $2.2 million in the first quarter of 2011 from $3.1 million in the first quarter of 2010. The decrease was primarily due to decreases in clinical and development activities for metastatic melanoma, hemophilia and other projects. Research and development expenses included non-cash stock related compensation costs of $0.7 million in the first quarter of 2011 and $0.8 million in the first quarter of 2010.

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

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses were $1.5 million in each of the quarters ended March 31, 2011 and 2010, respectively. General and administrative expenses included non-cash stock related compensation costs of $0.6 million in each of the quarters ended March 31, 2011 and 2010, respectively.

We expect general and administrative expenses to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest income was $0.3 million in each of the quarters ended March 31, 2011 and 2010, respectively. We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the King Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2011, cash, cash equivalents and marketable securities were $98.5 million.

Net cash provided by operating activities was $3.3 million for the first quarter of 2011 compared to net cash used in operating activities of $0.8 million for the first quarter of 2010. Cash provided by operating activities in the first quarter of 2011 included cash from liquidation of receivables at December 31, 2010, consisting of the $5.0 million milestone payment for the IND accepted by the FDA in December 2010 and the $2.1 million in tax credits awarded to us in 2010 under the federal Qualifying Therapeutic Discovery Project Program.

Net cash provided by investing activities was $42.4 million for the first quarter of 2011 and $14.7 million for the first quarter of 2010. Investing activities for both periods consisted primarily of the purchase and maturities of marketable securities. There were no significant purchases of property, equipment or leasehold improvements in 2011 and 2010.

Net cash provided by financing activities was $4.4 million for the first quarter of 2011 and $1.0 for the first quarter of 2010. Cash from financing activities in 2011 and 2010 consisted primarily of proceeds from employee stock option exercises.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities related to uncertain tax positions. Our liability at March 31, 2011 related to our uncertain tax positions is immaterial.

In 2010, we were selected for an audit of our 2008 federal tax return. This audit was completed in early 2011 with no changes in any of our tax positions.

We currently lease approximately 36,700 square feet of general office space in San Mateo, California and Austin, Texas pursuant to non-cancelable operating leases that will expire in 2012. We believe that our facilities are adequate and suitable for our current needs. Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2011	2012	Total

Future minimum lease payments	$667	$373	$1,040

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2011. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $129.8 million at March 31, 2011. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2011 by approximately $0.3 million. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of March 31, 2011, our investments consisted of investments in corporate and government notes and obligations, certificates of deposits or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We generally consider our inputs to be Level 1 and Level 2 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

Pfizer completed its acquisition of King in early 2011. Drugs or drug candidates being commercialized or developed by Pfizer, its subsidiaries and affiliates may compete for research, development and commercialization resources with our drug candidates that are subject to the King Agreements. Further, any post-merger integration of Pfizer’s and King’s businesses may divert the attention of management and personnel at King from their focus on seeking approval of REMOXY or otherwise supporting the other drug candidates that are subject to our collaboration. Pfizer is a much larger company than King was prior to Pfizer’s acquisition of King. Pfizer may have different strategic interests than King had as an independent company. There can be no assurance that King or Pfizer will devote sufficient resources to the continued development of REMOXY and the other drug candidate that are the subject of our collaboration in a timely manner.

If King, Pfizer or other outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, regulatory submissions and introductions for our products may be delayed.

We rely on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under the King Agreements. Pfizer and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with our drug candidates under the King Agreements. For instance, King is developing Oxycodone NT (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and markets and sells Embeda (an extended-release oral formulation of morphine sulfate) and Avinza (a once-daily morphine treatment for moderate to severe pain). There can be no assurance that these other drugs or drug candidates in the Pfizer corporate family will not become competitive with our drug candidates being developed under the King Agreements. If time and resources devoted are limited or there is a failure to fund the continued development of REMOXY or other opioid drug candidates as required by the King Agreements, or there is otherwise a failure to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under the King Agreements, their failure may jeopardize our rights under our license with Durect.

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

Our plan for developing, manufacturing and commercializing REMOXY and other drugs designed to reduce potential risks of unintended use currently requires us to successfully maintain the King Agreements to advance our programs and provide funding to support our expenditures on REMOXY and other drug candidates and to maintain our license from Durect. If we are not able to maintain the King Agreements or if King doesn’t provide the required funding under the King Agreements and the funding required to meet our obligations to Durect, we may have to limit the size or scope of, or delay or abandon the development of other drug candidates or undertake and fund development of these drug candidates ourselves and if we are unable to meet the obligations necessary to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products. If we elect to fund drug development efforts with respect to REMOXY and other drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

Our strategy to focus on drug development requires us to enter into collaborative agreements with third parties, such as the King Agreements and our license agreement with Durect. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations or disputes concerning the scope of collaboration activities. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect the success of our drug candidates, including:

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

•	perceptions by physicians regarding the cost benefit of REMOXY in reducing potential risks of unintended use;
•	published studies demonstrating the cost-effectiveness of our drugs relative to competing products;
•	availability of reimbursement for our products from government or healthcare payers;
•	our or our collaborators’ ability to implement a risk management plan prior to the distribution of any Schedule II drug; and
•	effectiveness of marketing and distribution efforts by King or Pfizer, us and other licensees and distributors.

Because we expect to rely on sales generated by our current lead drug candidates for substantially all of our revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

If Pfizer or its subsidiaries are not successful in developing and commercializing REMOXY and in commercializing other opioid drugs under the King Agreements, our revenues and our business will suffer.

Our ability to earn royalties from sales of REMOXY depends on King’s, and the greater Pfizer corporate family’s, ability to obtain regulatory approval for and commercialize REMOXY. Additionally, our ability to earn royalties from sales of REMOXY and other drugs subject to the King Agreements will depend on King’s, and the greater Pfizer corporate family’s, ability to maintain regulatory approval and achieve market acceptance of such drugs once commercialized. Pfizer or its subsidiaries (including King) may elect to independently develop drugs that could compete with ours or fail to commit sufficient resources to the development, marketing and distribution of REMOXY and other drugs developed under the King Agreements. King, along with its parent and affiliated entities, may not proceed with the commercialization of REMOXY and other drugs developed under the King Agreements with the same degree of urgency as we would because of other priorities they face. If King and its parent and affiliated entities are not successful in developing or commercializing REMOXY for a variety of reasons, including but not limited to competition from other pharmaceutical companies, or if King and its parent and affiliated entities fail to perform as we expect, our potential for revenue from drugs developed the King Agreements, if any, could be dramatically reduced and our business would suffer.

If we are unable to develop our own sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be disappointing.

We currently have no sales, marketing or distribution capabilities. Except with regard to products developed under the King Agreements, in order to commercialize our products, if any are approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us. If we decide to commercialize any of our drugs ourselves, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new drugs and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

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

In addition, due to the nature of the market for our drug candidates, it may be necessary for us to license all or substantially all of our drug candidates not covered by the King Agreements to a single collaborator, thereby eliminating our opportunity to commercialize these other products independently. If we enter into any such new collaborative arrangements, our revenues are likely to be lower than if we marketed and sold our products ourselves.

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

We and King plan to formulate and scale-up a wide range of dosage forms of REMOXY and other drug candidates designed to reduce potential risks of unintended use. We and King may not be able to successfully complete our formulation or scale-up activities or we may determine that the commercial opportunity for REMOXY and these other drug candidates in certain dosage forms is too limited to warrant further investment. If we and King are unsuccessful in our formulation or scale-up activities with REMOXY and these other drug candidates, our future revenue from milestones and royalties under the King Agreements may be less than expected and our operations may suffer.

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

If King receives marketing approval for and commercially launches REMOXY or other candidates under the King Agreements, Durect may need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for REMOXY and these other drug candidates in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to FDA review and approval. If Durect is unable to successfully increase the manufacturing capacity for such components of REMOXY and these other drugs, at an acceptable cost or otherwise, and King is unable to establish alternative manufacturing capabilities, commercialization of REMOXY and these other drugs may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our future revenues and cause our business to suffer.

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

We have funded all of our operations and capital expenditures with the proceeds from our public and private stock offerings, payments received under the King Agreements and interest earned on our investments. We expect that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, we may elect to raise additional funds within such twelve-month period or need to raise additional funds thereafter and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, if available, such financings may involve covenants that restrict our business activities. If we raise additional capital through strategic alliance and license arrangements such as the King Agreements, we may have to trade our rights to our technology, intellectual property or drug candidates to others in such arrangements on terms that may not be favorable to us.

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

10.1	Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.

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

Date: April 27, 2011

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

10.1	Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.