Form 10-Q
period 2011-06-30
PAIN THERAPEUTICS INC
filed 2011-08-04
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29959

Pain Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1911336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7801 N. Capital of Texas Highway, Suite 260, Austin, TX 78731

(512) 501-2444

(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

2211 Bridgepointe Parkway Suite 500, San Mateo, CA 94404

(former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	44,630,712
Shares Outstanding as of July 18, 2011

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	000000000000	000000000000
	June 30, 2011	December 31, 2010(1)
Current assets
Cash and cash equivalents	$62,830	$4,798
Marketable securities	38,211	86,428
Receivables	908	7,114
Other current assets	15	144

Total current assets	101,964	98,484
Non-current assets
Property and equipment, net	192	285
Other assets	437	426

Total assets	$102,593	$99,195

Current liabilities
Accounts payable	$604	$1,107
Accrued development expense	576	258
Deferred program fee revenue - current portion	10,897	10,897
Accrued compensation and benefits	632	1,712
Other accrued liabilities	109	97

Total current liabilities	12,818	14,071

Non-current liabilities
Deferred program fee revenue - non-current portion	46,312	51,760
Other liabilities	432	431

Total liabilities	59,562	66,262

Commitments and contingencies
Stockholders’ equity
Preferred stock	-	-
Common stock	45	43
Additional paid-in-capital	173,591	161,957
Accumulated other comprehensive income	394	525
Accumulated deficit	(130,999)	(129,592)

Total stockholders’ equity	43,031	32,933

Total liabilities and stockholders’ equity	$102,593	$99,195

(1)	Derived from the Company’s audited financial statements as of December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	00000000000	00000000000	00000000000	00000000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Program fee revenue	$2,724	$2,524	$5,448	$5,048
Collaboration revenue	28	132	540	857

Total revenue	2,752	2,656	5,988	5,905

Operating expenses
Research and development	2,392	2,248	4,571	5,376
General and administrative	1,788	1,663	3,324	3,148

Total operating expenses	4,180	3,911	7,895	8,524

Operating loss	(1,428)	(1,255)	(1,907)	(2,619)

Interest income	228	451	500	795

Net loss	$(1,200)	$(804)	$(1,407)	$(1,824)

Net loss per share
Basic and diluted	$(0.03)	$(0.02)	$(0.03)	$(0.04)

Weighted-average shares used in computing net loss per share
Basic and diluted	44,190	42,663	43,660	42,537

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	00000000000	00000000000
	Six Months Ended June 30,
	2011	2010
Cash flows provided by (used in) operating activities:
Net loss	$(1,407)	$(1,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	2,726	2,767
Depreciation and amortization	93	119
Non-cash net interest income	686	775
Program fee revenue	(5,448)	(5,048)
Changes in operating assets and liabilities:
Receivables	6,275	-
Other current assets	60	2,694
Other assets	(11)	1,583
Accounts payable	(503)	(692)
Accrued development expense	318	(113)
Other accrued liabilities	13	(361)
Accrued compensation and benefits	(1,080)	(134)

Net cash provided by (used in) operating activities	1,722	(234)

Cash flows provided by investing activities:
Purchases of marketable securities	-	(31,854)
Maturities of marketable securities	47,400	61,702

Net cash provided by investing activities	47,400	29,848

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	8,910	1,365

Net cash provided by financing activities	8,910	1,365

Net increase in cash and cash equivalents	58,032	30,979
Cash and cash equivalents at beginning of the period	4,798	35,794

Cash and cash equivalents at end of the period	$62,830	$66,773

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY® (oxycodone) Extended-Release Capsules, CII. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to our collaboration and license agreements with King Pharmaceuticals, Inc., a wholly-owned subsidiary of Pfizer, Inc., or the King Agreements.

Although we were profitable in the past based on program fee revenue, milestone revenue and interest income, in the course of our development activities, we have sustained significant cumulative operating losses. As we continue to incur losses, we may need additional financing and there are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2011.

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

We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider available information regarding our cash, cash equivalents, money market funds and U.S. government obligations to be Level 1 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We generally consider available information regarding our other marketable securities to be Level 2 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	00000000000	00000000000	00000000000	00000000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerators:
Net loss	$(1,200)	$(804)	$(1,407)	$(1,824)

Denominators:
Weighted average shares used to compute basic and diluted net loss per share	44,190	42,663	43,660	42,537

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.03)	$(0.04)

Options to purchase 5.1 million and 4.6 million and 9.6 million and 10.0 million common shares were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2011 and 2010, respectively because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3.  Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and available-for-sale marketable securities as of June 30, 2011 and December 31, 2010 (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
June 30, 2011
Cash and cash equivalents	$7,312	$-	$-	$7,312	$-	$7,312
Money market securities	55,517	-	-	55,517	-	55,517
Corporate securities	27,312	395	-	27,707	308	28,015
Certificates of deposit	10,133	-	-	10,133	64	10,197

	$100,274	$395	$-	$100,669	$372	$101,041

Reported as:
Cash and cash equivalents	$62,830	$-	$-	$62,830	$-	$62,830
Short term investments	37,444	395	-	37,839	372	38,211

	$100,274	$395	$-	$100,669	$372	$101,041

Maturities:
Matures in one year or less	$90,260	$189	$-	$90,449	$289	$90,738
Matures one to three years	10,014	206	-	10,220	83	10,303

	$100,274	$395	$-	$100,669	$372	$101,041

December 31, 2010
Cash and cash equivalents	$4,798	$-	$-	$4,798	$-	$4,798
Certificates of deposit	10,131	-	-	10,131	31	10,162
Corporate securities	75,063	525	-	75,588	678	76,266

	$89,992	$525	$-	$90,517	$709	$91,226

Reported as:
Cash and cash equivalents	$4,798	$-	$-	$4,798	$-	$4,798
Marketable securities	85,194	525	-	85,719	709	86,428

	$89,992	$525	$-	$90,517	$709	$91,226

Maturities:
Matures in one year or less	$67,557	$106	$-	$67,663	433	$68,096
Matures one to three years	22,435	419	-	22,854	276	23,130

	$89,992	$525	$-	$90,517	$709	$91,226

We did not realize any gains or losses on our investments in securities during the first half of 2011 or 2010. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The following table presents our assets measured at fair value on a recurring basis (in thousands):

	$101,041	$101,041	$101,041	$101,041
	Level 1	Level 2	Level 3	Total
June 30, 2011
Cash and cash equivalents	$7,312	$-	$-	$7,312
Money market securities	55,517	-	-	55,517
Corporate securities	-	28,015	-	28,015
Certificates of deposit	10,197	-	-	10,197

	$73,026	$28,015	$-	$101,041

	Level 1	Level 2	Level 3	Total
December 31, 2010
Cash and cash equivalents	$4,798	$-	$-	$4,798
Corporate securities	-	76,266	-	76,266
Certificates of deposit	10,162	-	-	10,162

	$14,960	$76,266	$-	$91,226

Note 4.  Comprehensive Loss

Comprehensive loss is the sum of net loss and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(1,200)	$(804)	$(1,407)	$(1,824)
Other comprehensive income (loss)	(74)	(191)	(131)	126

Comprehensive loss	$(1,274)	$(995)	$(1,538)	$(1,698)

Other comprehensive income (loss) consists of net unrealized holding gains and losses on available-for-sale securities.

Note 5.  Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$769	$716	$1,500	$1,559
General and administrative	654	633	1,226	1,208

	$1,423	$1,349	$2,726	$2,767

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•	timing expectations for potential regulatory approval of REMOXY® (oxycodone) Extended-Release Capsules CII by the U.S. Food and Drug Administration, or FDA;
•

royalty, milestone or collaboration revenue we may receive from King Pharmaceutical, Inc., or King, a wholly-owned subsidiary of Pfizer, Inc., or Pfizer, and other payments we may receive from our collaboration agreements;

•	the duration of the development period for expected drug candidates;
•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;
•	operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;
•	the potential benefits of our drug candidates;
•	the sufficiency of materials required for the clinical development of our drug candidates;
•	the size of potential markets for our products;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expenses increasing or fluctuations in our operating results;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months;
•	plans with respect to our relocation to Austin, Texas;
•	assumptions and estimates used for our disclosures regarding stock-based compensation; and
•	estimates concerning the realization of deferred tax assets.

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

We and King jointly managed a Phase III clinical program and NDA submission for REMOXY. In mid-2008, the FDA accepted our NDA for REMOXY with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In 2009, King assumed sole responsibility for the regulatory approval of REMOXY. This shift of responsibility did not change any economic term of the King Agreements. In December 2010, King resubmitted the REMOXY NDA. In January 2011, we announced that the FDA had accepted the resubmission of the REMOXY NDA. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to their resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. It is not known at this time whether this is an artifact of the testing method or a manufacturing deficiency. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter.

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

Although we were profitable in 2006, 2007 and 2008 based on payments received under the King Agreements and interest income, we have yet to generate any revenues from product sales. Through June 30, 2011, we have recorded an accumulated deficit of approximately $131.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on the research and development of drugs for the treatment of neurology, oncology and hemotology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Compensation	$1,698	$1,384	$3,266	$3,097
Contractor fees(1)	256	558	510	1,558
Supplies(2)	57	24	76	49
Other common costs(3)	381	282	719	672

	$2,392	$2,248	$4,571	$5,376

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate REMOXY to be applicable to the other potential abuse-resistant drug candidates since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. Most of our research and development spending is allocated to our unpartnered early stage product candidates.

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

During the second quarter of 2011, we shifted our permanent headquarters and the direction, control, and coordination of all of our operations, from California to Austin, Texas. In order to minimize potential disruptions to our on-going operations, the rest of our relocation will take place gradually.

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

Results of Operations

Three and six months ended June 30, 2011 and 2010

Revenue – Program fee revenue

Program fee revenue recognized from the program fees we received under the King Agreements increased to $2.7 million for the second quarter of 2011 from $2.5 million for the second quarter of 2010 and increased to $5.4 million for the first half of 2011 from $5.0 million for the first half of 2010. This increase resulted from our June 2010 amendment to these agreements.

Revenue - Collaboration revenue

Collaboration revenue from reimbursement of our development expenses incurred under the King Agreements decreased to $28 thousand for the second quarter of 2011 from $0.1 million in the second quarter of 2010 and decreased to $0.5 million for the first half of 2011 from $0.9 million for the first half of 2010. These reimbursements decreased primarily because the related expenses were lower from period to period.

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

Research and development expense increased to $2.4 million in the second quarter of 2011 from $2.2 million in 2010 and decreased to $4.6 million for the first half of 2011 from $5.4 million for the first half of 2010. The decrease in the first half was primarily due to decreases in clinical and development activities for metastatic melanoma, hemophilia and other projects. Research and development expenses included non-cash stock related compensation costs of $1.5 million in the first half of 2011 and $1.6 million in the first half of 2010.

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including current and potential clinical trials for our other abuse-resistant drug candidates, as well as further clinical development of our product candidates. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense increased to $1.8 million in the second quarter of 2011 from $1.7 million in the second quarter of 2010 and increased to $3.3 million for the first half of 2011 from $3.1 million for the first half of 2010. General and administrative expense included non-cash stock related compensation costs of $1.2 million in the first half of 2011 and 2010.

We expect general and administrative expenses to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest income decreased to $0.2 million in the second quarter of 2011 from $0.5 million in the second quarter of 2010 and decreased to $0.5 million for the first half of 2011 from $0.8 million for the first half of 2010. We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the King Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2011, cash, cash equivalents and marketable securities were $101.0 million.

Net cash provided by operating activities was $1.7 million for the first half of 2011 compared to net cash used in operating activities of $0.2 million for the first half of 2010. Cash provided by operating activities in the first half of 2011 included cash from collection of receivables outstanding at December 31, 2010.

Net cash provided by investing activities was $47.4 million for the first half of 2011 and $29.8 million for the first half of 2010. Investing activities for both periods consisted primarily of purchases and maturities of marketable securities. We have not made any significant purchases of property, equipment or leasehold improvements in 2011 and 2010.

Net cash provided by financing activities was $8.9 million for the first half of 2011 and $1.4 for the first half of 2010. Cash from financing activities in 2011 and 2010 consisted primarily of proceeds from employee stock option exercises.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities related to uncertain tax positions. Our liability at June 30, 2011 related to our uncertain tax positions is immaterial.

In 2010, the Internal Revenue Service selected us for an audit of our 2008 federal tax return. This audit was completed in early 2011 with no changes in any of our tax positions.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2011. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $131.0 million at June 30, 2011. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2011 by approximately $0.2 million. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of June 30, 2011, our investments consisted of investments in corporate and government notes and obligations, certificates of deposits or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We generally consider our inputs to be Level 1 and Level 2 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to their resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. It is not known at this time whether this is an artifact of the testing method or a manufacturing deficiency. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter. There can be no assurance that the FDA will approve the NDA for REMOXY (even with additional data) or that the FDA will not require additional clinical or non-clinical data to be submitted. If the FDA were to require additional clinical or non-clinical data, providing such data may significantly delay the potential approval of REMOXY.

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

Even if we or our collaborators comply with all FDA regulatory requirements, our drug candidates may never obtain regulatory approval. If we or our collaborators fail to obtain regulatory approval for any of our drug candidates we will have fewer commercial products, if any, and corresponding lower product revenues, if any. Even if our drug candidates receive regulatory approval, such approval may involve limitations on the indications and conditions of use or marketing claims for our products. Further, later discovery of previously unknown problems or adverse events could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us or our collaborators to commit to perform lengthy Phase IV post-approval clinical efficacy or safety studies. Our expending additional resources on such trials would have an adverse effect on our operating results and financial condition.

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

Regulatory authorities may revise previous guidance or decide to ignore previous guidance at any time during the course of our clinical activities or after the completion of our clinical trials. Even with successful clinical safety and efficacy data, including such data from a clinical trial conducted pursuant to an SPA, we or our collaborators may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. For example, we understand King is participating in a pharmaceutical Industry Working Group to propose a single class-wide Risk Evaluation and Mitigation Strategies, or REMS, system as announced by the FDA for all extended-release opioids. These proposals may result in changes to or additional government regulations with respect to our opioid drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our drugs and our business could suffer.

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

We rely on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under the King Agreements. Pfizer and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with our drug candidates under the King Agreements. For instance, King is developing Oxycodone NT (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and owns Embeda (an extended-release oral formulation of morphine sulfate) and Avinza (a once-daily morphine treatment for moderate to severe pain) and recently announced FDA approval of Oxecta, an immediate release formulation of oxycodone designed to prevent drug tampering and misuse. There can be no assurance that these other drugs or drug candidates in the Pfizer corporate family will not become competitive with our drug candidates being developed under the King Agreements. If time and resources devoted are limited or there is a failure to fund the continued development of REMOXY or other opioid drug candidates as required by the King Agreements, or there is otherwise a failure to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under the King Agreements, their failure may jeopardize our rights under our license with Durect.

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

Our research and development activities include development of potential drug candidates for indications other than pain, such as hemophilia. We have no history of developing hemophilia drug candidates or manufacturing radiopharmaceuticals. We do not know whether any of our planned clinical trials in hemophilia will result in marketable products. We do not anticipate that our drug candidates in these areas will reach the market for at least several years, if at all.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
4.1 (1)	Specimen Common Stock Certificate.
4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ PETER S. RODDY
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: August 4, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
4.1 (1)	Specimen Common Stock Certificate.
4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.