Form 10-Q
period 2011-09-30
PAIN THERAPEUTICS INC
filed 2011-11-03
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

2211 Bridgepointe Parkway, Suite 500, San Mateo, California 94404

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	44,644,164
Shares Outstanding as of October 14, 2011

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2011	December 31, 2010 (1)
Current assets
Cash and cash equivalents	$71,709	$4,798
Marketable securities	27,651	86,428
Receivables	231	7,114
Other current assets	493	144

Total current assets	100,084	98,484
Non-current assets
Property and equipment, net	157	285
Other assets	351	426

Total assets	$100,592	$99,195

Current liabilities
Accounts payable	$556	$1,107
Accrued development expense	754	258
Deferred program fee revenue - current portion	10,897	10,897
Accrued compensation and benefits	785	1,712
Other accrued liabilities	93	97

Total current liabilities	13,085	14,071
Non-current liabilities
Deferred program fee revenue - non-current portion	43,587	51,760
Other liabilities	434	431

Total liabilities	57,106	66,262

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	45	43
Additional paid-in-capital	175,134	161,957
Accumulated other comprehensive income	121	525
Accumulated deficit	(131,814)	(129,592)

Total stockholders’ equity	43,486	32,933

Total liabilities and stockholders’ equity	$100,592	$99,195

(1)	Derived from the Company’s audited financial statements as of December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Program fee revenue	$2,725	$2,724	$8,173	$7,772
Collaboration revenue	24	171	564	1,028

Total revenue	2,749	2,895	8,737	8,800
Operating expenses
Research and development	2,019	2,360	6,589	7,736
General and administrative	1,753	2,107	5,078	5,256

Total operating expenses	3,772	4,467	11,667	12,992

Operating loss	(1,023)	(1,572)	(2,930)	(4,192)
Interest income	208	544	708	1,340

Net loss	$(815)	$(1,028)	$(2,222)	$(2,852)

Net loss per share - Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.07)

Weighted-average shares used in computing net loss per share
Basic and diluted	44,631	42,703	43,987	42,593

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows provided by operating activities:
Net loss	$(2,222)	$(2,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Program fee revenue	(8,173)	(7,772)
Non-cash net interest income	973	1,078
Non-cash stock based compensation	4,217	3,926
Depreciation and amortization	128	177
Changes in operating assets and liabilities:
Receivables	6,474	—
Other current assets	60	2,426
Other assets	75	1,584
Accounts payable	(551)	(602)
Accrued development expense	496	(575)
Deferred program fee revenue	—	5,000
Other accrued liabilities	(1)	(385)
Accrued compensation and benefits	(927)	1,191

Net cash provided by operating activities	549	3,196

Cash flows provided by investing activities:
Purchases of marketable securities	—	(50,766)
Proceeds from sales of marketable securities	—	7,407
Maturities of marketable securities	57,400	109,142

Net cash provided by investing activities	57,400	65,783

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	8,962	1,519

Net cash provided by financing activities	8,962	1,519

Net increase in cash and cash equivalents	66,911	70,498
Cash and cash equivalents at beginning of the period	4,798	35,794

Cash and cash equivalents at end of the period	$71,709	$106,292

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY® (oxycodone) Extended-Release Capsules CII. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to our collaboration and license agreements with King Pharmaceuticals, Inc., a wholly-owned subsidiary of Pfizer, Inc., or the King Agreements.

Although we were profitable in the past based on program fee revenue, milestone revenue and interest income, in the course of our development activities, we have sustained significant cumulative operating losses. As we continue to incur losses, we may need additional financing and there are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2011.

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

Revenue Recognition and Deferred Program Fee Revenue

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerators:
Net loss	$(815)	$(1,028)	$(2,222)	$(2,852)
Denominators:
Weighted average shares used to compute basic and diluted net loss per share	44,631	42,703	43,987	42,593

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.07)

We excluded weighted options outstanding to purchase common stock of 13.8 million and 14.0 million for the three months ended September 30, 2011 and 2010, respectively and 14.0 million and 14.1 million common shares for the nine months ended September 30, 2011 and 2010, respectively from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3. Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and available-for-sale marketable securities as of September 30, 2011 and December 31, 2010 (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
September 30, 2011
Cash and cash equivalents	$12,659	$1	$—	$12,660	$—	$12,660
Money market securities	59,049	—	—	59,049	—	59,049
Corporate securities	27,189	168	(48)	27,309	342	27,651

	$98,897	$169	$(48)	$99,018	$342	$99,360

Reported as:
Cash and cash equivalents	$71,708	$1	$—	$71,709	$—	$71,709
Short term investments	27,189	168	(48)	27,309	342	27,651

	$98,897	$169	$(48)	$99,018	$342	$99,360

Maturities:
Matures in one year or less	$98,897	$169	$(48)	$99,018	$342	$99,360
Matures one to three years	—	—	—	—	—	—

	$98,897	$169	$(48)	$99,018	$342	$99,360

December 31, 2010
Cash and cash equivalents	$4,798	$—	$—	$4,798	$—	$4,798
Certificates of deposit	10,131	—	—	10,131	31	10,162
Corporate securities	75,063	525	—	75,588	678	76,266

	$89,992	$525	$—	$90,517	$709	$91,226

Reported as:
Cash and cash equivalents	$4,798	$—	$—	$4,798	$—	$4,798
Marketable securities	85,194	525	—	85,719	709	86,428

	$89,992	$525	$—	$90,517	$709	$91,226

Maturities:
Matures in one year or less	$67,557	$106	$—	$67,663	433	$68,096
Matures one to three years	22,435	419	—	22,854	276	23,130

	$89,992	$525	$—	$90,517	$709	$91,226

We did not realize any gains or losses on our investments in securities during the nine months ended September 30, 2011 or 2010. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The following table presents our assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2011
Cash and cash equivalents	$563	$12,097	$—	$12,660
Money market securities	59,049	—	—	59,049
Corporate securities	—	27,651	—	27,651

	$59,612	$39,748	$—	$99,360

December 31, 2010
Cash and cash equivalents	$4,798	$—	$—	$4,798
Corporate securities	—	76,266	—	76,266
Certificates of deposit	10,162	—	—	10,162

	$14,960	$76,266	$—	$91,226

Note 4. Comprehensive Loss

Comprehensive loss is the sum of net loss and other comprehensive income (loss), as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(815)	$(1,028)	$(2,222)	$(2,852)
Other comprehensive income (loss)	(273)	220	(404)	346

Comprehensive loss	$(1,088)	$(808)	$(2,626)	$(2,506)

Other comprehensive income (loss) consists of net unrealized holding gains and losses on available-for-sale securities.

Note 5. Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$646	$613	$2,146	$2,172
General and administrative	846	545	2,071	1,754

	$1,492	$1,158	$4,217	$3,926

Note 6. Income Taxes

We did not provide for income taxes in 2011 because we have projected a tax loss for the full year 2011. Interest expense and penalties related to unrecognized tax benefits were immaterial for 2011 and 2010.

Note 7. Commitments

We conduct our product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations, however these contracts are cancelable and our obligations under these contracts are largely based on services performed.

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

•	the duration of the development period for expected drug candidates;

•	expectations regarding REMOXY commercialization activities of Pfizer and Pfizer’s acquisition of King potentially facilitating commercial success of REMOXY, if REMOXY is approved by the FDA;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of potential markets for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing or fluctuations in our operating results;

•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	estimates concerning the realization of deferred tax assets.

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

Pfizer acquired King in early 2011. We expect REMOXY will be commercialized within Pfizer’s primary care unit. We believe Pfizer's acquisition of King may facilitate REMOXY's commercial success if this drug is approved.

We and King jointly managed a Phase III clinical program and NDA submission for REMOXY. In mid-2008, the FDA accepted our NDA for REMOXY with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In 2009, King assumed sole responsibility for the regulatory approval of REMOXY. This shift of responsibility did not change any economic term of the King Agreements. In December 2010, King resubmitted the REMOXY NDA. In January 2011, we announced that the FDA had accepted the resubmission of the REMOXY NDA. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA's Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. It is not known at this time whether this is an artifact of the testing method or a manufacturing deficiency. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA's Complete Response Letter.

In January 2011, we announced that the FDA had accepted our IND for abuse-resistant oxymorphone and that we had received a $5.0 million milestone payment for this milestone.

All of our revenue is recognized pursuant to the King Agreements, including:

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

Although we were profitable in 2006, 2007 and 2008 based on payments received under the King Agreements and interest income, we have yet to generate any revenues from product sales. Through September 30, 2011, we have recorded an accumulated deficit of approximately $132.0 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on the research and development of drugs for diseases in neurology, oncology and hematology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Compensation	$1,426	$1,775	$4,692	$4,873
Contractor fees (1)	240	290	750	1,893
Supplies (2)	2	11	78	14
Other common costs(3)	351	284	1,069	956

	$2,019	$2,360	$6,589	$7,736

(1)	Contractor fees generally include costs for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate REMOXY to be applicable to the other potential abuse-resistant drug candidates since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing. Most of our R&D spending is allocated to our unpartnered early stage product candidates.

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

In July 2011, we terminated our license to certain technology from Albert Einstein College of Medicine, including technology we used in our monoclonal antibody program for the treatment of metastatic melanoma. We did not incur any expenses as a result of this termination.

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

Results of Operations

Three and nine months ended September 30, 2011 and 2010

Revenue – Program fee revenue

Program fee revenue recognized from the program fees we received under the King Agreements was $2.7 million for each of the quarters ended September 30, 2011 and 2010 and increased to $8.2 million from $7.8 million for the nine months ended September 30, 2011 and 2010, respectively. This increase resulted from our June 2010 amendment to these agreements.

Revenue – Collaboration revenue

Collaboration revenue from reimbursement of our development expenses incurred under the King Agreements decreased to $24 thousand from $171 thousand for the quarters ended September 30, 2011 and 2010, respectively and decreased to $0.6 million from $1.0 million for the nine months ended September 30, 2011 and 2010, respectively. These reimbursements decreased primarily because the related expenses were lower from period to period.

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

Research and development expense decreased to $2.0 million from $2.4 in the quarters ended September 30, 2011 and 2010, respectively, primarily due to reduced compensation in 2011 as compared to 2010. Research and development expense decreased to $6.6 million from $7.7 million in the nine months ended September 30, 2011 and 2010, respectively, primarily due to decreases in clinical and development activities for our unpartnered early stage programs. Research and development expenses included non-cash stock related compensation costs of $2.1 million and $2.2 million in the nine months ended September 30, 2011 and 2010, respectively

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including current and potential clinical trials for our other abuse-resistant drug candidates. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense decreased to $1.8 million from $2.1 million in the quarters ended September 30, 2011 and 2010, primarily due to decreases in professional fees. General and administrative expense decreased to $5.1 million from $5.3 million for the nine months ended September 30, 2011 and 2010, respectively, primarily due to reduced compensation in 2011 as compared to 2010. General and administrative expense included non-cash stock related compensation costs of $2.1 million and $1.8 million in the nine months ended September 30, 2011 and 2010.

We expect general and administrative expenses to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest income decreased to $0.2 million from $0.5 million in the three months ended September 30, 2011 and 2010, respectively and to $0.7 million from $1.3 million in the nine months ended September 30, 2011 and 2010 respectively. We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the King Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2011, cash, cash equivalents and marketable securities were $99.4 million.

Net cash provided by operating activities was $0.5 million and $3.2 million for the nine months ended September 30, 2011 and 2010, respectively. Cash provided by operating activities in 2011 included cash from collection of receivables outstanding at December 31, 2010.

Net cash provided by investing activities was $57.4 million and $65.8 million for the nine months ended September 30, 2011 and 2010, respectively. Investing activities consisted primarily of purchases and maturities of marketable securities. We have not made any significant purchases of property, equipment or leasehold improvements in 2011 and 2010.

Net cash provided by financing activities was $9.0 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively. Cash from financing activities in 2011 and 2010 consisted primarily of proceeds from employee stock option exercises.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities related to uncertain tax positions. Our liability at September 30, 2011 related to our uncertain tax positions is immaterial.

In 2010, the Internal Revenue Service selected us for an audit of our 2008 federal tax return. This audit was completed in early 2011 with no changes in any of our tax positions.

We lease approximately 36,400 square feet of general office space in San Mateo, California and Austin, Texas pursuant to non-cancelable operating leases that will expire in 2012. We believe that our facilities are adequate and suitable for our current needs. Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2011	2012	Total
Future minimum lease payments	$667	$373	$1,040

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2011. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $132.0 million at September 30, 2011. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2011 by approximately $0.1 million. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of September 30, 2011, our investments consisted of investments in corporate and government notes and obligations, certificates of deposits or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We generally consider our inputs to be Level 1 and Level 2 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to their resubmission of the REMOXY NDA. The FDA's Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. It is not known at this time whether this is an artifact of the testing method or a manufacturing deficiency. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA's Complete Response Letter. There can be no assurance that the FDA will approve the NDA for REMOXY (even with additional data) or that the FDA will not require additional clinical or non-clinical data to be submitted. If the FDA were to require additional clinical or non-clinical data, providing such data may significantly delay the potential approval of REMOXY.

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

We have no history of developing drug candidates for other than REMOXY. We do not know whether any of our planned clinical trials will result in marketable drugs.

In addition, completion of clinical trials can be delayed by numerous factors, including:

•	delays in identifying and agreeing on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment;

•	unanticipated patient dropout rates;

•	increases in time required to complete monitoring of patients during or after participation in a clinical trial; and

•	unexpected need for additional patient-related data.

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

Our plan for developing, manufacturing and commercializing REMOXY and other drugs designed to reduce potential risks of unintended use currently requires us to successfully maintain the King Agreements to advance our programs and provide funding to support our expenditures on REMOXY and other drug candidates and to maintain our license from Durect. If we are not able to maintain the King Agreements or if King doesn’t provide the required funding under the King Agreements and the funding required to meet our obligations to Durect, we may have to limit the size or scope of, or delay or abandon the development of other drug candidates or undertake and fund development of these drug candidates ourselves and if we are unable to meet the obligations necessary to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect's technology for such potential products. If we elect to fund drug development efforts with respect to REMOXY and other drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

We will need to hire additional qualified personnel with expertise in clinical research, preclinical testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and our search for such personnel may not be successful. Attracting and retaining qualified personnel is critical to our success.

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

Our research and development activities include development of potential drug candidates for indications other than pain. We have no history of developing such drug candidates. We do not know whether any of our planned development activities will result in marketable products. We do not anticipate that our drug candidates in these areas will reach the market for at least several years, if at all.

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

Although we were profitable in some years in the past based on payments from King and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $132.0 million at September 30, 2011. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	SBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ PETER S. RODDY
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: November 2, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	SBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.