Form 10-K
period 2011-12-31
PAIN THERAPEUTICS INC
filed 2012-02-09
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $144,131,648 computed by reference to the last sales price of $3.87 as reported on the NASDAQ Global Select Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2011.

The number of shares outstanding of the Registrant’s common stock on January 12, 2012 was 44,732,017

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

•

royalty, milestone or collaboration revenue we may receive from King Pharmaceutical, Inc., or King, a wholly-owned subsidiary of Pfizer, Inc., or Pfizer, pursuant to the collaboration agreement and license agreement between us and King, or the King Agreements;

•	the duration of the development period for drug candidates being developed under our collaboration with King;

•	expectations regarding REMOXY commercialization activities of Pfizer and Pfizer’s acquisition of King potentially facilitating commercial success of REMOXY, if REMOXY is approved by the FDA;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	future operating losses and anticipated operating and capital expenditures;

•	uses of proceeds from our securities offerings;

•	the potential benefits of our drug candidates;

•	the sufficiency of materials required for the clinical development of our drug candidates;

•	the size of potential markets for our products;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing or fluctuations in our operating results;

•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	estimates concerning the realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the possibility of the FDA requesting additional data which would require an extended period of time to complete, significantly delaying or preventing the potential approval of REMOXY;

•

the successful development and commercialization of REMOXY and other drug candidates pursuant to our collaboration agreement with King and development of other drug candidates pursuant to our other collaboration agreements, and the continuation of such agreements;

•	physician reluctance to prescribe REMOXY, if approved, due to doubts about its ability to reduce unintended use or its cost-effectiveness;

•	availability of reimbursement for REMOXY;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

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

Overview

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to a strategic alliance we have with Pfizer under the King Agreements.

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

In January 2011, we announced that the FDA had accepted our IND for abuse-resistant oxymorphone and that we had received a $5.0 million milestone payment under the King Agreements for this milestone.

We are also conducting research and development on other pre-clinical novel drug candidates. We own all commercial rights to these pre-clinical drug candidates.

REMOXY

REMOXY is a novel controlled-release oral capsule form of oxycodone in a highly viscous liquid formulation matrix that includes novel excipients. It is specifically formulated to help address issues of abuse and misuse of time-release oxycodone tablets. Sales of time-release oxycodone were estimated to be over $3.0 billion in 2010.

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

However, the U.S Drug Enforcement Administration, or DEA, has reported that time-release oxycodone tablet abuse has substantially increased since FDA approval of time-release oxycodone. Abusers can quickly and easily extract large amounts of oxycodone by simply breaking or crushing time-release oxycodone tablets. Doing so disrupts this time release mechanism and allows an abuser to immediately ingest, snort or inject a large dose of oxycodone that was originally intended to be slowly released over 12 hours. Patients may mistakenly cut or crush the time-release oxycodone tablets, which may also lead to accidental overdose.

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

We also conduct basic research in collaboration with academic and other partners. Our research and development expenses were $21.1 million in 2009, $15.7 million in 2010 and $8.3 million in 2011. We recorded contract revenue related to customer-sponsored research activities under our collaboration with King of $6.2 million in 2009, $1.3 million in 2010 and $0.6 million in 2011.

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

We and our collaborators have filed patent applications with the U.S. Patent Office and outside the United States to further protect our technologies. Our material patents and the material patents we license from third parties include:

•

For REMOXY and our other abuse resistant product candidates, we have licensed from Durect Corporation U.S. Patent 5,747,058 entitled “High Viscosity Liquid Controlled Delivery System” with estimated expiration of June 2015 and European Patent 1575569B1 entitled “Oral Drug Delivery System Comprising High Viscosity Liquid Carrier Materials” with estimated expiration of December 2023.

Certain U.S. patent applications have published and been allowed by the U.S. Patent Office but not yet issued. Other U.S. patent applications have published but not yet allowed or have not published but are pending. Certain patent applications outside the U.S. have been granted as patents. Other patent applications outside the U.S. have published or have not published but are pending. We believe that the published and allowed patent applications as well as issued and granted patents would protect certain of our technologies through at least 2023. If the patent applications do not result in issued or granted patents, the duration or scope of our patent rights may be limited and our future revenues could be lower as a result.

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

Strategic Alliance with King

In 2005, we entered into collaboration agreement and a license agreement with King to develop and commercialize REMOXY and other abuse-resistant opioid painkillers. King made an upfront cash program fee payment of $150.0 million to us at the closing of this strategic alliance in 2005 and another upfront cash program fee payment of $5.0 million to us in June 2010 in connection with an amendment to the strategic alliance. Pfizer acquired King in early 2011. We believe Pfizer’s acquisition of King may facilitate REMOXY’s commercial success if REMOXY is approved.

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

Pursuant to the license agreement, as amended, King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed pursuant to the strategic alliance. The royalty rate for net sales of REMOXY and other products covered by the strategic alliance in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is 15%. The royalty rate for net sales of products covered by the strategic alliance outside the United States is 10%. King is also obligated to reimburse us for our payment of third-party royalty obligations related to this strategic alliance.

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

The collaboration agreement continues until the later of the expiration of any patent rights licensed under the license agreement or developed under the collaboration agreement and the expiration of all periods of market exclusivity with respect to REMOXY and other abuse-resistant opioid drug candidates being developed under the strategic alliance. Currently, the last to expire issued patent covered by such arrangement expires in December 2023; however, we expect such date may be extended by the issuance of any additional patents pursuant to pending patent applications. We and King can terminate the collaboration agreement under certain circumstances, including material breach and insolvency. Our license agreement with King terminates at the time that the collaboration agreement terminates.

Formulation Agreement with Durect Corporation

We have an exclusive, worldwide Development and License Agreement, or the Durect Agreement, with Durect Corporation, or Durect, to use a patented technology that forms the basis for certain drug candidates, including REMOXY. We reimburse Durect for formulation and related work, and make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. Aggregate payments to Durect from the inception of the Durect Agreement in late 2002 to December 31, 2011 were approximately $35.9 million. We paid Durect $1.0 million in upfront payments under the Durect Agreement and $1.7 million for achievement of certain clinical and regulatory milestones. We could pay up to another $7.6 million of potential payments under the Durect Agreement following achievement of certain clinical and regulatory milestones. We have sub-licensed to King certain rights to develop and to commercialize REMOXY and certain other opioid drugs formulated in part with technology we licensed from Durect. King is obligated to reimburse us for all expenses for formulation and related work and for milestone payments we incur under our agreement with Durect.

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

The Durect Agreement terminates on a country-by-country basis upon the later of the expiration of the last to expire of the patents licensed under such agreement or a certain number of years following first commercial sale in such country. Currently, the last to expire patent covered by such agreement expires in December 2023. However, we expect such date may be extended by the issuance of any additional patents pursuant to pending patent applications. We can terminate the Durect Agreement with notice to Durect and we and Durect can terminate such agreement under certain circumstances, including material breach and insolvency.

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

Competition

Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary opioid formulations include, but are not limited to, Roxane Laboratories, Purdue Pharma, Pfizer, Abbott Laboratories, Endo Pharmaceuticals, Teva Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals. Alternative technologies are being developed to address the issue of abuse or misuse of opioid painkillers or increase opioid potency, as well as alternatives to opioid therapy for pain management, and improved treatments for metastatic melanoma and hemophilia, several of which are in clinical trials or are awaiting approval from the FDA.

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

Employees

As of December 31, 2011, we had 10 employees. We engage consultants from time to time to perform services on retainer, a per diem or hourly basis.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.paintrials.com, by contacting our corporate offices by calling 512-501-2444 or by sending an e-mail message to IR@paintrials.com.

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

We rely on Durect as the sole source provider of certain components of drug candidates under the King Agreements. Durect’s failure for any reason to provide these components could result in delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business.

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

We and King rely on Durect as the sole source provider of certain components of REMOXY and other drug candidates designed to reduce potential risks of unintended use, and will rely solely on Durect to produce commercial supplies of these components. Durect’s failure for any reason to provide these components or to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business.

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

Although we were profitable in some years in the past based on payments from King and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $132.2 million at December 31, 2011. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in efforts to seek regulatory approval for REMOXY, and in preclinical studies and clinical trials for our other drug candidates;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	the status of our collaboration agreements;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	future sales of our common stock by existing stockholders;

•	developments with respect to potential merger and acquisition activity of companies with whom we have strategic alliances or other agreements;

•	regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;

•	litigation, including with respect to the lawsuits currently filed against us, our officers and directors, or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

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

In the event of an adverse outcome the lawsuits filed against us, our officers and our directors, our business may be materially harmed, and defending against these lawsuits may be expensive and will divert the attention of our management.

On December 2, 2011, Charles Southey filed a purported class action against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified.

On December 22, 2011, Anders Goldfarb filed a derivative action on behalf of Pain Therapeutics, Inc. against us and our directors in the U.S. District Court for the Western District of Texas. This action alleges, among other things, breach of fiduciary duties, waste of corporate assets and unjust enrichment by our directors in connection with allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status from February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. The complaint also seeks equitable relief on behalf of us against our directors as well as alterations to our corporate governance and internal procedures.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of these actions. We will have to incur expenses in connection with the defense of these lawsuits, and we may have to pay damages or settlement costs in connection with any resolution thereof. Any such expenses, damages or settlement costs may be substantial. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuits. Moreover, responding to and defending pending litigation will result in a significant diversion of management’s attention from our operations.

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

We currently lease approximately 36,400 square feet of office space pursuant to non-cancelable operating leases. Our lease in Austin, TX expires in 2014. Our lease in San Mateo, CA expires in 2012. In December 2011, we entered into a sublease for our entire facility in San Mateo. This sublease is conterminous with our lease in San Mateo. We believe that our facilities are adequate and suitable for our current needs.

Item 3.	Legal Proceedings

Charles Southey, Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedman, Grant L. Schoenhard and Peter S. Roddy.

On December 2, 2011, Charles Southey filed a purported class action against us and our executive officers listed above in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified.

Anders Goldfarb, derivatively on behalf of Pain Therapeutics, Inc. v. Remi Barbier, Nadav Friedmann, Michael J. O’Donnell, Patrick J. Scannon, Robert Z. Gussin, and Sanford R. Robinson.

On December 22, 2011, Anders Goldfarb filed a derivative action on behalf of Pain Therapeutics, Inc. against us and our directors listed above in the U.S. District Court for the Western District of Texas. This action alleges, among other things, breach of fiduciary duties, waste of corporate assets and unjust enrichment by our directors in connection with allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status from February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. The complaint also seeks equitable relief on behalf of us against our directors as well as alterations to our corporate governance and internal procedures.

Item 4.	Mine Safety Disclosures

We are required, if applicable, to provide a statement that the information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to the annual report. This item is not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market, or Nasdaq, under the symbol “PTIE.” The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq for the periods indicated.

	Sales Prices
	High	Low
Fiscal 2010:
First Quarter	$7.01	$4.24
Second Quarter	$6.66	$5.22
Third Quarter	$6.49	$5.22
Fourth Quarter	$8.83	$6.05
Fiscal 2011:
First Quarter	$9.82	$5.95
Second Quarter	$10.45	$3.28
Third Quarter	$5.53	$3.85
Fourth Quarter	$5.07	$3.54

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and, notwithstanding our December 2010 special, one-time nondividend distribution, we have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 12, 2012, there were approximately 64 holders of record of our common stock.

Performance Graph

The following line graph compares the percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period commencing December 31, 2006.

The graph assumes that $100 was invested on December 31, 2006 in our common stock or an index, and that all dividends were reinvested. Notwithstanding our special, one-time nondividend distribution completed in 2010, we have not declared or paid any dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data (in thousands except per share data)

The following selected financial data should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. The selected balance sheet data at December 31, 2011 and 2010 and the selected statement of operations data for 2011, 2010 and 2009 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2009, 2008 and 2007 and the statements of operations for 2008 and 2007 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	000000	000000	000000	000000	000000
	Years ended December 31,
	2011	2010	2009	2008	2007
Statement of operations data:
Program fee revenue	$10,897	$10,496	$14,348	$14,348	$23,238
Collaboration revenue	587	1,313	6,215	29,377	42,746
Milestone revenue	—	5,000	—	20,000	—

Total revenue	11,484	16,809	20,563	63,725	65,984
Research and development expense	8,300	15,746	21,059	45,817	47,730
General and administrative expense	6,698	14,766	6,258	9,196	8,085

Total operating expenses	14,998	30,512	27,317	55,013	55,815

Operating income (loss)	(3,514)	(13,703)	(6,754)	8,712	10,169
Interest and other income, net	901	1,680	1,777	6,018	10,136

Income (loss) before provision for (benefit from) income taxes	(2,613)	(12,023)	(4,977)	14,730	20,305
Provision for (benefit from) income taxes	—	—	(1,510)	(617)	—

Net income (loss)	$(2,613)	$(12,023)	$(3,467)	$15,347	$20,305

Net income (loss) per share:
Basic	$(0.06)	$(0.28)	$(0.08)	$0.36	$0.46

Diluted	$(0.06)	$(0.28)	$(0.08)	$0.35	$0.44

Weighted average shares used in computing net income (loss) per share:
Basic	44,160	42,644	42,165	42,252	44,150

Diluted	44,160	42,644	42,165	43,857	45,676

	0000000	0000000	0000000	0000000	0000000
	December 31,
	2011	2010	2009	2008	2007
Balance sheet data:
Cash and cash equivalents	$73,144	$4,798	$35,794	$153,158	$86,567
Marketable securities	24,986	86,428	139,965	36,937	118,504
Working capital	85,217	84,414	159,959	170,522	184,717
Total assets	98,963	99,195	182,005	193,436	207,625
Deferred program fee revenue	51,760	62,657	68,153	82,502	96,849
Total liabilities	54,570	66,262	73,753	89,150	103,711
Total stockholders’ equity	44,393	32,933	108,252	104,286	103,914

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to a strategic alliance we have with Pfizer under the King Agreements.

Pfizer acquired King in early 2011. We expect REMOXY will be commercialized within Pfizer’s primary care unit. We believe Pfizer’s acquisition of King may facilitate REMOXY’s commercial success, if approved by the FDA.

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

In January 2011, we announced that the FDA had accepted our IND for abuse-resistant oxymorphone and that we had received a $5.0 million milestone payment under the King Agreements for this milestone.

All of our collaboration, contract and milestone revenues are recognized pursuant to payments we’ve received from the King Agreements, including:

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

We will receive a $15.0 million cash milestone payment from King upon regulatory approval of REMOXY in the United States. We could also receive from King up to $105.0 million in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. The royalty rate for net sales of REMOXY and other products covered by the strategic alliance with King in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is set at 15%. The royalty rate for net sales of products covered by the strategic alliance with King outside the United States is 10% on all of net sales.

Although we were profitable in 2006, 2007 and 2008 based on payments received from King and interest income, we have yet to generate any revenues from product sales. We have recorded an accumulated deficit of $132.2 million at December 31, 2011. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on the research and development of drugs for the treatment of pain, metastatic melanoma and hemophilia. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years Ended December 31,
	2011	2010	2009
Compensation	$5,785	$14,203	$10,165
Contractor fees(1)	1,163	266	7,165
Supplies(2)	13	21	1,150
Other common costs(3)	1,339	1,256	2,579

	$8,300	$15,746	$21,059

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

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

Our contractor fees and supplies expenses in 2011 related to programs outside of the King Agreements were limited to approximately $0.4 million. In July 2011, we terminated our license to certain technology from Albert Einstein College of Medicine, including technology we used in our monoclonal antibody program for the treatment of metastatic melanoma. We did not incur any expenses as a result of this termination.

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

In 2011, we relocated our principal place of business to Austin, Texas.

On December 2, 2011, Charles Southey filed a purported class action against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified.

On December 22, 2011, Anders Goldfarb filed a derivative action on behalf of Pain Therapeutics, Inc. against us and our directors in the U.S. District Court for the Western District of Texas. This action alleges, among other things, breach of fiduciary duties, waste of corporate assets and unjust enrichment by our directors in connection with allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status from February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. The complaint also seeks equitable relief on behalf of us against our directors as well as alterations to our corporate governance and internal procedures.

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

Results of Operations

Years Ended December 31, 2011 and 2010

Revenue—Program fee revenue

King paid us a $150.0 million upfront fee in connection with the closing of our strategic alliance with King and $5.0 million in July 2010 in connection with an amendment to our strategic alliance. Revenues recognized from amortization of this upfront fee were $10.9 million in 2011 and $10.5 million in 2010. We expect to recognize the rest of the program fee ratably over our estimate of the remainder of the development period under the strategic alliance with King. We currently estimate the development period for all four expected drug candidates to extend through September 2016.

Revenue—Collaboration revenue

Collaboration revenues were $0.6 million in 2011 and $1.3 million in 2010. These revenues related to reimbursement of our development expenses incurred pursuant to the King strategic alliance. Collaboration revenues were lower in 2011 as compared to 2010 primarily because the reimbursable expenses we incurred pursuant to the strategic alliance with King were lower in 2011 as compared to 2010.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses, as well as the timing of completion of King’s review of submitted expenses.

Revenue—Milestone revenue

Milestone revenue of $5.0 million in 2010 was related to acceptance by the FDA of the IND for abuse-resistant oxymorphone under the King Agreements.

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

Research and development expense decreased to $8.3 million in 2011 from $15.7 million in 2010. The decrease was primarily due to decreases in non-cash stock related compensation costs as well as the timing of development activities for our product candidates, offset in part by the reduction in research and development costs in 2010 for grants awarded to us by the U.S. government.

Research and development expenses included non-cash stock related compensation costs of $2.7 million in 2011 and $10.3 million in 2010. These costs in 2010 included $7.4 million for one-time modifications made to outstanding stock options to prevent diminution of the benefit of these options from the special, one-time nondividend distribution to stockholders in the fourth quarter of 2010.

We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials, including current and potential clinical trials for our other abuse-resistant drug candidates, as well as further clinical development of our product candidates in metastatic melanoma and hemophilia. Pfizer reimburses certain development expenses for our abuse-resistant drug candidates pursuant to our collaboration agreement. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $6.7 million in 2011 from $14.8 million in 2010. The decrease was primarily due to decreased non-cash stock-related compensation costs in 2011 as compared to 2010.

General and administrative expenses included non-cash stock related compensation costs of $2.8 million in 2011 and $9.9 million in 2010. These costs in 2010 included $7.4 million for one-time modifications made to outstanding stock options to prevent diminution of the benefit of these options from the special, one-time nondividend distribution to stockholders in the fourth quarter of 2010. We expect other general and administrative expenses to increase over the next several years in connection with support of precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income, Net

Interest and other income, net, decreased to $0.9 million in 2011 from $1.7 million in 2010. This decrease was primarily due to decreased average balances of marketable securities. We expect our interest income to decrease in the future as we use cash to fund our operations.

Provision for Income Taxes

We did not provide for federal income taxes in 2011 or 2010 because we had a tax loss for both 2011 and 2010.

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

Revenue—Milestone revenue

Milestone revenue of $5.0 million in 2010 was related to acceptance by the FDA of the IND for abuse-resistant oxymorphone under the King Agreements.

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

Benefit from Income Taxes

We did not provide for income taxes in 2010 because we had a tax loss for the full year 2010. Our benefit from income taxes in 2009 was due to our election to carryback our tax loss for 2009 to prior years.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under our strategic alliance with King and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2011, cash, cash equivalents and marketable securities were $98.1 million.

Net cash used in operating activities was $0.3 million for 2011 and $0.1 million for 2010.

Net cash provided by investing activities was $59.9 million for 2011 compared to $52.5 million for 2010. Investing activities for both years consisted primarily of the purchase, sale and maturities of marketable securities. We did not use any cash to purchase property, equipment and leasehold improvements in 2011 and 2010.

Net cash provided by financing activities was $8.7 million for 2011 and net cash used by financing activities was $83.3 million in 2010. Cash from financing activities in 2011 consisted primarily of cash from stock option exercises. Cash used by financing activities in 2010 consisted primarily of cash used for the special, one-time nondividend distribution of approximately $85.7 million, offset in part by cash from stock option exercises.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities related to uncertain tax positions. Our liability at December 31, 2011 related to our uncertain tax positions is immaterial.

In early 2011, we received $2.1 million in grants awarded to us in 2010 under the Qualifying Therapeutic Discovery Project Program.

In 2010, we were selected for an audit of our 2008 federal tax return. This audit was completed in early 2011 with no changes in any of our tax positions.

We currently lease approximately 36,400 square feet of office space pursuant to non-cancelable operating leases. Our lease in Austin, TX expires in 2014. Our lease in San Mateo, CA expires in 2012. Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2012	2013	2014	Total
Future minimum lease payments	$450	$115	$81	$646

In December 2011, we entered into a sublease for all of our facility in San Mateo. This sublease is coterminous with our lease in San Mateo. We expect to receive approximately $0.3 million pursuant to this sublease.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2011. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $132.2 million at December 31, 2011. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2011 by approximately $53,000. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2011, our investments consisted of investments in corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 9, 2012

PAIN THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$73,144	$4,798
Marketable securities	24,987	86,428
Receivables	—	7,114
Other current assets	358	144

Total current assets	98,489	98,484
Property and equipment, net	122	285
Other assets	352	426

Total assets	$98,963	$99,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$464	$1,107
Accrued development expense	914	258
Deferred program fee revenue—current portion	10,897	10,897
Accrued compensation and benefits	915	1,712
Other accrued liabilities	82	97

Total current liabilities	13,272	14,071

Non-current liabilities
Deferred program fee revenue—non-current portion	40,863	51,760
Deferred tax liabilities	435	431

Total liabilities	54,570	66,262
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 44,732,017 and 42,910,164 shares issued and outstanding in 2011 and 2010, respectively	45	43
Additional paid-in-capital	176,425	161,957
Accumulated other comprehensive income	128	525
Accumulated deficit	(132,205)	(129,592)

Total stockholders’ equity	44,393	32,933

Total liabilities and stockholders’ equity	$98,963	$99,195

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2011	2010	2009
Revenue
Program fee revenue	$10,897	$10,496	$14,348
Collaboration revenue	587	1,313	6,215
Milestone revenue	—	5,000	—

Total revenue	11,484	16,809	20,563
Operating expenses
Research and development	8,300	15,746	21,059
General and administrative	6,698	14,766	6,258

Total operating expenses	14,998	30,512	27,317

Operating loss	(3,514)	(13,703)	(6,754)
Interest and other income, net	901	1,680	1,777

Loss before income taxes	(2,613)	(12,023)	(4,977)
Benefit from income taxes	—	—	(1,510)

Net loss	$(2,613)	$(12,023)	$(3,467)

Net loss per share, basic and diluted	$(0.06)	$(0.28)	$(0.08)

Weighted-average shares used in computing net loss per share, basic and diluted	44,160	42,644	42,165

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2008	42,068,752	$42	$218,021	$325	$(114,102)	$104,286
Issuance of common stock pursuant to exercise of stock options	194,311	—	436	—	—	436
Issuance of common stock related to employee stock purchase plan	38,838	—	128	—	—	128
Compensation with respect to non-employee option grants	—	—	(22)	—	—	(22)
Compensation with respect to employee option grants and share based awards	—	—	6,681	—	—	6,681
Tax benefits from the exercise of options	—	—	188	—	—	188
Net unrealized gains on investments in marketable securities	—	—	—	22	—	22
Net loss	—	—	—	—	(3,467)	(3,467)

Comprehensive loss						(3,445)

Balance at December 31, 2009	42,301,901	42	225,432	347	(117,569)	108,252
Issuance of common stock pursuant to exercise of stock options and awards	569,935	1	1,940	—	—	1,941
Issuance of common stock related to employee stock purchase plan	38,328	—	144	—	—	144
Compensation with respect to non-employee option grants	—	—	35	—	—	35
Compensation with respect to employee option grants and share based awards	—	—	20,097	—	—	20,097
Non-dividend cash distribution ($2.00 per share)	—	—	(85,691)	—	—	(85,691)
Net unrealized gains on investments in marketable securities	—	—	—	178	—	178
Net loss	—	—	—	—	(12,023)	(12,023)

Comprehensive loss						(11,845)

Balance at December 31, 2010	42,910,164	43	161,957	525	(129,592)	32,933
Issuance of common stock pursuant to exercise of stock options and awards	1,781,769	2	8,908	—	—	8,910
Issuance of common stock related to employee stock purchase plan	40,084	—	122	—	—	122
Compensation with respect to non-employee option grants	—	—	60	—	—	60
Compensation with respect to employee option grants and share based awards	—	—	5,378	—	—	5,378
Net unrealized losses on investments in marketable securities	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	(2,613)	(2,613)

Comprehensive loss						(3,010)

Balance at December 31, 2011	44,732,017	$45	$176,425	$128	$(132,205)	$44,393

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows used in operating activities:
Net loss	$(2,613)	$(12,023)	$(3,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	5,428	20,132	6,659
Depreciation and amortization	163	232	257
Non-cash net interest income	1,141	1,252	22
Deferred program fee revenue	(10,897)	(10,496)	(14,348)
Changes in operating assets and liabilities:
Receivables	7,114	(4,812)	(2,104)
Other current assets	(214)	266	132
Other non-current assets	74	1,585	(440)
Accounts payable	(643)	(210)	(899)
Accrued development expense	656	(963)	192
Deferred program fee revenue	—	5,000	—
Tax benefits from equity-based compensation plans	—	—	188
Excess tax benefits from equity-based compensation plans	339	(290)	9
Accrued compensation and benefits	(797)	574	(552)
Other accrued liabilities	(15)	(390)	(344)
Other non-current liabilities	4	—	4

Net cash used in operating activities	(260)	(143)	(14,691)

Cash flows provided by (used in) investing activities:
Purchase of marketable securities	(2,497)	(65,753)	(154,000)
Sales of marketable securities	—	7,407	2,422
Maturities of marketable securities	62,400	110,809	48,350

Net cash provided by (used in) investing activities	59,903	52,463	(103,228)

Cash flows provided by (used in) financing activities:
Nondividend distribution	—	(85,691)	—
Excess tax benefits from equity-based compensation plans	(339)	290	(9)
Proceeds from issuance of common stock, net	9,042	2,085	564

Net cash provided by (used in) financing activities	8,703	(83,316)	555

Net increase (decrease) in cash and cash equivalents	68,346	(30,996)	(117,364)
Cash and cash equivalents at beginning of the year	4,798	35,794	153,158

Cash and cash equivalents at end of the year	$73,144	$4,798	$35,794

Supplemental cash flow information:
Cash paid (received) for income taxes	$—	$(3,765)	$1,177

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. General

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to the collaboration agreement and license agreement, or the King Agreements, between us and King Pharmaceuticals, Inc., or King, a wholly-owned subsidiary of Pfizer, Inc., or Pfizer.

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

We and King have a strategic alliance to develop and commercialize REMOXY and up to three other opioid painkillers designed to reduce potential risks of unintended use. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment received under the strategic alliance in December 2005 and a payment in July 2010 in connection with an amendment to our strategic alliance and is recognized ratably over our estimate of the development period of the four drug candidates expected to be developed under the strategic alliance. We currently estimate the development period for all four expected drug candidates to extend through September 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. Deferred program fee revenue represents the amount of the upfront payment that has not yet been recognized as revenue.

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

Government Grants

In October 2010, we were awarded $2.1 million in research grants by the U.S. government under the Qualifying Therapeutic Discovery Project Program. We recorded a receivable and reduced our research and development expenses for 2010 related to these grant awards.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Numerator
Net loss	$(2,613)	$(12,023)	$(3,467)
Denominator
Weighted average shares used to compute basic net loss per share, basic and diluted	44,160	42,644	42,165

Net loss per share, basic and diluted	$(0.06)	$(0.28)	$(0.08)

We excluded weighted options outstanding to purchase common stock of 13.7 million for 2011, 7.3 million for 2010 and 10.6 million for 2009 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

Comprehensive Loss

Comprehensive loss combines net loss and other comprehensive income (loss), as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net loss	$(2,613)	$(12,023)	$(3,467)
Other comprehensive income (loss)	(397)	178	22

Comprehensive loss	$(3,010)	$(11,845)	$(3,445)

Other comprehensive income (loss) consists of unrealized holding gains and losses on available-for-sale securities.

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

3. Collaboration Agreements

King Pharmaceuticals, Inc. and Pfizer, Inc.

In November 2005, we and King announced a strategic alliance to develop and commercialize REMOXY and other abuse-resistant opioid painkillers. Pfizer acquired King in early 2011. King made an upfront cash payment of $150.0 million to us in 2005 and $5.0 million in July 2010 in connection with an amendment to our strategic alliance, of which we recorded as program fee revenue $10.9 million in 2011, $10.5 million in 2010 and $14.3 million in 2009. In January 2011, we received $5.0 million from King for the acceptance by the FDA in 2010 of the IND for abuse-resistant oxymorphone. In 2008, we received $15.0 million related to acceptance by the FDA of the NDA for REMOXY, and $5.0 million of acceptance by the FDA of the IND for abuse-resistant hydrocodone. In 2006, we received $5.0 million for the acceptance by the FDA of the IND for abuse-resistant hydromorphone.

We could also receive from King up to $120.0 million in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, King is obligated to fund development expenses incurred by us pursuant to the collaboration agreement, of which we recorded as collaboration revenue $0.6 million in 2011, $1.3 million in 2010 and $6.2 million in 2009. King is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. The royalty rate for net sales of REMOXY and other products covered by the strategic alliance with King in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is set at 15%. The royalty rate for net sales of products covered by the strategic alliance with King outside the United States is 10% on all of net sales.

Durect Corporation

We have an exclusive, worldwide licensing agreement with Durect Corporation to use a patented technology that forms the basis for certain drug candidates, including REMOXY. We have sub-licensed to King certain rights to develop and to commercialize REMOXY and certain other opioid drugs formulated in part with technology we licensed from Durect. Under the agreement with Durect, we control all of the preclinical, clinical, commercial manufacturing and sales/marketing activities for REMOXY and other abuse-resistant opioid painkillers. We reimburse Durect for formulation and related work, and will make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. We also are responsible to pay Durect royalties on any related drug sales. King is obligated to reimburse us for costs we incur under the agreement with Durect, including royalties.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4. Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
December 31, 2011
Cash and cash equivalents	$73,144	$—	$—	$73,144	$—	$73,144
Corporate securities	24,583	128	—	24,711	276	24,987

	$97,727	$128	$—	$97,855	$276	$98,131

Reported as:
Cash and cash equivalents	$73,144	$—	$—	$73,144	$—	$73,144
Marketable Securities	24,583	128	—	24,711	276	24,987

	$97,727	$128	$—	$97,855	$276	$98,131

Maturities:
Matures in one year or less	$97,727	$128	$—	$97,855	$276	$98,131
Matures one to three years	—	—	—	—	—	—

	$97,727	$128	$—	$97,855	$276	$98,131

December 31, 2010
Cash and cash equivalents	$4,798	$—	$—	$4,798	$—	$4,798
Certificates of deposit	10,131	—	—	10,131	31	10,162
Corporate securities	75,063	525	—	75,588	678	76,266

	$89,992	$525	$—	$90,517	$709	$91,226

Reported as:
Cash and cash equivalents	$4,798	$—	$—	$4,798	$—	$4,798
Marketable Securities	85,194	525	—	85,719	709	86,428

	$89,992	$525	$—	$90,517	$709	$91,226

Maturities:
Matures in one year or less	$67,557	$106	$—	$67,663	433	$68,096
Matures one to three years	22,435	419	—	22,854	276	23,130

	$89,992	$525	$—	$90,517	$709	$91,226

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We would recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value. Our realized gains and losses on our marketable securities were immaterial in 2011, 2010 and 2009.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Our assets measured at fair value at December 31, 2011 and 2010 were (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2011
Cash and money market fund	$62,446	$—	$—	$62,446
Commercial paper	$—	10,698	—	10,698
Corporate securities	—	24,987	—	24,987

	$62,446	$35,685	$—	$98,131

December 31, 2010
Cash and cash equivalents	$4,798	$—	$—	$4,798
Corporate securities	—	76,266	—	76,266
Certificates of deposit	10,162	—	—	10,162

	$14,960	$76,266	$—	$91,226

5. Property and Equipment

Property and equipment at December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Furniture, fixtures and equipment	$672	$672
Leasehold improvement	658	658

	1,330	1,330
Accumulated depreciation and amortization	(1,208)	(1,045)

	$122	$285

Depreciation and amortization expenses were $0.2 million in 2011, $0.2 million in 2010 and $0.3 million in 2009.

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

Stock-Based Compensation

Stock based compensation costs for the 2008 Equity Incentive Plan, the 1998 Stock Option Plan and 2000 Employee Stock Purchase Plan was $5.4 million in 2011, $20.1 million in 2010 and $6.7 million in 2009. Stock

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

based compensation in 2010 included $14.8 million for modifications made to options outstanding under the 1998 Stock to prevent diminution of the benefit of these options from the special, one-time nondividend distribution to stockholders in the fourth quarter of 2010.

2008 Equity Incentive Plan

Under our 2008 Equity Incentive Plan, or 2008 Equity Plan, our employees, directors and consultants may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees. Through December 31, 2011 a total of 26,633,961 shares of common stock were authorized for issuance under these plans including adjustments related to the nondividend distribution in 2010. Shares reserved for issuance and available for grant under the 2008 Equity Incentive Plan were 5.8 million as of December 31, 2011. The 2008 Equity Plan terminates in 2018.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Our stock option activity for 2011, 2010 and 2009 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Options outstanding as of December 31, 2008	11,457,815	$7.58	6.52	$1.8
Granted	1,339,100	$4.54
Exercised	(194,311)	$2.25
Forfeited	(1,005,316)	$8.09

Options outstanding as of December 31, 2009	11,597,288	$7.28	5.95	$1.5
Granted	1,225,000	$4.66
Exercised	(448,402)	$5.20
Forfeited	(1,126,201)	$8.96
Increase related to nondividend distribution	3,537,258

Options outstanding as of December 31, 2010	14,784,943	$5.38	5.49	$20.9
Granted	1,130,000	$9.53
Exercised	(1,857,198)	$5.45
Forfeited	(1,500,602)	$5.60

Options outstanding as of December 31, 2011	12,557,143	$5.71	5.16	$0.5

Vested and expected to vest at December 31, 2011	12,353,691	$5.70	5.10	$0.5

Exercisable at December 31, 2011	9,835,172	$5.60	4.23	$0.3

In 2010, options and Performance Awards outstanding under the 2008 Equity Plan were automatically adjusted to prevent diminution of the benefit of the options and restricted stock units from the special, one-time nondividend distribution of $2.00 per share paid to our stockholders in December 2010. In addition, the Compensation Committee of our Board of Directors adjusted the options outstanding under the 1998 Equity Plan to prevent diminution of the benefit of these options from the distribution on the same basis as the adjustments made to options and restricted stock units under the 2008 Equity Plan. The adjustments increased the number of shares available for purchase under each option and decreased the exercise price of each option based on the ratio of (a) the fair market value of our common stock immediately prior to the distribution over (b) the fair market value of our common stock immediately prior to the distribution less the $2.00 per share distribution.

The pre-tax intrinsic value of options exercised was approximately $5.9 million in 2011, $0.7 million in 2010, and $0.6 million in 2009, calculated by multiplying options exercised each year by the difference between our stock price on the date of exercise and the exercise price of the options.

As of December 31, 2011, we expect to recognize compensation costs prior to forfeiture of $8.8 million related to non-vested options over the weighted average remaining recognition period of 2.4 years.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following summarizes information about stock options outstanding at December 31, 2011:

		Options outstanding			Options exercisable
		Number of outstanding options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of vested options	Weighted average exercise price

Range of exercise prices
From	To
$ 1.76	$4.45	3,583,680	6.66	$3.94	2,092,430	$3.89
$ 4.55	$5.73	3,310,324	3.50	$5.46	3,033,440	$5.47
$ 5.86	$6.29	2,746,069	4.34	$6.15	2,713,257	$6.15
$ 6.37	$9.14	2,033,945	4.49	$6.80	1,882,920	$6.68
$10.00	$10.00	883,125	9.39	$10.00	113,125	$10.00

		12,557,143	5.16	$5.71	9,835,172	$5.60

Determining the Fair Value of Options

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of our common stock. For options granted to employees and directors, we used certain factors to value each stock option granted, which resulted in a weighted average fair value of options granted during 2011, 2010 and 2009, as follows:

	2011	2010	2009
Volatility	50% to 60%	48% to 50%	50% to 53%
Risk-free interest rates	1% to 3%	1% to 3%	2% to 3%
Expected life of option	6 years	5 to 6 years	5 to 6 years
Dividend yield	—	—	—
Forfeiture rate	6%	7% to 8%	4% to 5%
Weighted average fair value of stock options granted	$4.68	$2.23	$1.71

Volatility is based on reviews of the historical volatility of our common stock. Risk-free interest rates are based on yields of U.S. treasury notes in effect at the date of grant. Expected life of option is based on actual historical option exercises. Dividend yield is zero because we do not anticipate paying cash dividends in the foreseeable future. Forfeiture rate is based primarily on historical cancellations of options. The Weighted average fair value of options granted to employees and directors in 2010 and 2009 includes the effect of the increase related to the nondividend distribution in 2010.

For options granted to non-employees, we estimate the fair value of stock options granted using factors similar to those used for stock options granted to employees and directors and appropriate for the terms underlying the stock options granted to non-employees. We re-measure the compensation expense for options granted to non-employees over the related vesting period.

Performance Awards

At December 31, 2011, we have outstanding 2,085,930 shares of performance awards granted in 2008 and 13,124 shares of performance awards granted in 2010 and amended in 2011. If the performance based awards granted in 2008 vest, we would recognize an additional $13.8 million in stock compensation expense. If the performance based awards granted in 2010 vest, we would recognize an additional $0.1 million in stock

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

compensation expense. If the performance awards granted in 2008 do not vest within four years of the date of grant, the awards expire and the underlying shares will be returned to the 2008 Equity Incentive Plan. If the performance awards granted in 2010 do not vest by December 31, 2014, the awards expire and the underlying shares will be returned to the 2008 Equity Incentive Plan.

In 2011, we granted performance awards valued at $0.7 million. During 2011, all 70,000 of these awards vested and we recognized related stock-based compensation expense of $0.1 million in research and development expenses and $0.6 million in general and administrative expenses.

In 2010, we granted performance awards valued at $0.7 million. During 2010, 78,748 shares of these awards vested and we recognized related stock-based compensation expense of $0.1 million in research and development expenses and $0.3 million in general and administrative expenses. During 2011, 45,934 shares of these awards were forfeited and returned to the 2008 Equity Incentive Plan.

In 2009, we granted performance awards valued at $1.2 million. In 2009, 0.1 million shares of these awards vested and we recognized related stock-based compensation expense of $0.2 million in research and development expenses and $0.3 million in general and administrative expenses. The remaining 0.2 million shares in performance awards were returned to the 2008 Equity Incentive Plan in 2010.

2000 Employee Stock Purchase Plan

Under the amended and restated 2000 Employee Stock Purchase Plan, or the Purchase Plan, eligible employees may purchase common stock through payroll deductions of up to 15% of the employee’s compensation. The purchase price of the stock is generally 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. We have 443,137 shares reserved for issuance under the Purchase Plan at December 31, 2011.

We use Black-Scholes to estimate the fair value of rights granted under the Purchase Plan, using assumptions similar to those used in determining the fair value of options. Stock based compensation costs related to the Purchase Plan was immaterial in 2011.

Warrants

As of December 31, 2011, we have no outstanding exercisable warrants.

7. Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2011, we have not made any matching contributions.

8. Income Taxes

We did not provide for income taxes in 2011, 2010 and 2009 because we did not have taxable income in those years.

We elected to carry back part of our federal tax loss for 2009 against all federal taxes paid for 2008 and a portion of federal taxes paid for 2006. As a result of this election, in 2010 we received a combined federal tax refund of $1.6 million. All of our benefit from income taxes in 2009 is federal. All of our net income is domestic.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Our election to carryback our 2009 tax loss to 2008 and 2006 eliminated the use of federal tax credits to reduce our federal tax liability for both 2008 and 2006. As a result, our deferred tax liabilities decreased by $1.0 million and our current assets related to our deferred tax assets decreased by $1.0 million.

A reconciliation between our benefit from income taxes for 2009 and the amounts computed by multiplying loss before income taxes by the U.S. statutory tax rate follows (in thousands):

2009
Tax at U.S. statutory tax rate of 34%	$(1,692)
State taxes	8
Research credits	(373)
Equity-based compensation	794
Change in valuation allowance	(288)
Other	41

Benefit from income taxes	$(1,510)

Unrecognized tax benefits

We have unrecognized tax benefits related primarily to tax credits. A reconciliation of the beginning and ending unrecognized tax benefits recorded for 2011, 2010 and 2009 follows (in thousands):

	2011	2010	2009
Beginning balance	$4,800	$4,600	$4,200
Additions based on tax positions related to the current year	300	200	400

Ending balance	$5,100	$4,800	$4,600

The total amount of unrecognized tax benefit that, if recognized, would benefit our effective tax rate, is $67 thousand.

In 2010, we were selected for an audit of our 2008 federal tax return. This audit was completed in early 2011 with no changes in any of our tax positions. Because of net operating loss and research credit carryforwards, all of our tax years, from 1998 through 2011, remain open to U.S. federal and California state tax examinations. Our tax year 2011 is open to Texas state tax examination.

Interest expense related to our tax positions was immaterial for 2011, 2010 and 2009.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$6,500	$3,000	$6,000
Deferred license fee revenue	19,900	22,900	27,100
Research & development credits	6,300	5,800	3,200
Stock-related compensation	12,000	14,000	7,300
Other	900	700	800

Total deferred tax assets	45,600	46,400	44,400
Valuation allowance	(45,300)	(46,100)	(41,600)

Net deferred tax assets	$300	$300	$2,800

Except for certain of our research and development credits, realization of deferred tax assets is dependent upon future earnings. We are uncertain about the timing and amount of any future earnings. Accordingly, these deferred tax assets have been offset by a valuation allowance.

The federal portion of our pre-tax net operating loss carryforwards of $14.8 million expires between 2029 and 2031. The California state portion of our pre-tax net operating loss carryforwards of $27.8 million expires in 2017 and between 2029 and 2031.

Approximately $0.2 million of the valuation allowance at December 31, 2011 relates to the tax benefits associated with stock option transactions where tax deductions exceeded related expenses in our financial statements. This amount will be credited to additional paid-in capital when realized as a reduction to income taxes payable. The valuation allowance decreased by $0.8 million in 2011, increased by $4.5 million in 2010 and did not change materially in 2009.

As of December 31, 2011, we had federal research and development tax credits of approximately $9.1 million, which expire in the years 2023 through 2031 and California state research and development tax credits of approximately $2.1 million.

9. Leases and Commitments

We conduct our product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations, however these contracts are cancelable on thirty days’ notice and our obligations under these contracts are largely based on services performed.

We currently lease approximately 36,400 square feet of office space pursuant to non-cancelable operating leases. Our lease in Austin, TX expires in 2014. Our lease in San Mateo, CA expires in 2012. Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2012	2013	2014	Total
Future minimum lease payments	$450	$115	$81	$646

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In December 2012, we entered into a sublease for all of our facility in San Mateo. This sublease is conterminous with our lease in San Mateo. This sublease may reduce our related expenses by approximately $0.3 million. We believe that our facilities are adequate and suitable for our current needs. Rent expense was $0.6 million for 2011, $0.9 million for 2010, and $0.7 million for 2009.

10. Legal proceedings

Charles Southey, Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedman, Grant L. Schoenhard and Peter S. Roddy.

On December 2, 2011, Charles Southey filed a purported class action against us and our executive officers listed above in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified.

Anders Goldfarb, derivatively on behalf of Pain Therapeutics, Inc. v. Remi Barbier, Nadav Friedmann, Michael J. O’Donnell, Patrick J. Scannon, Robert Z. Gussin, and Sanford R. Robinson.

On December 22, 2011, Anders Goldfarb filed a derivative action on behalf of Pain Therapeutics, Inc. against us and our directors listed above in the U.S. District Court for the Western District of Texas. This action alleges, among other things, breach of fiduciary duties, waste of corporate assets and unjust enrichment by our directors in connection with allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status from February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. The complaint also seeks equitable relief on behalf of us against our directors as well as alterations to our corporate governance and internal procedures.

We have not accrued any loss related to these legal proceedings because at this time the amount of a loss, if any, cannot be reasonably determined.

11. Selected Quarterly Financial Data (Unaudited) (in thousands except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2011
Total revenue	$3,236	$2,752	$2,749	$2,747
Net loss	$(207)	$(1,200)	$(815)	$(391)
Basic net loss per share	$0.00	$(0.03)	$(0.02)	$(0.01)
Diluted net loss per share	$0.00	$(0.03)	$(0.02)	$(0.01)
2010
Total revenue	$3,249	$2,656	$2,895	$8,009
Net loss	$(1,020)	$(804)	$(1,028)	$(9,171)
Basic net loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.21)
Diluted net loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.21)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2011. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2011 was effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pain Therapeutic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pain Therapeutics, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Pain Therapeutics, Inc. and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 9, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information regarding our directors, executive officers and the audit committee of our board of directors is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2011.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	12,557,143	$5.71	5,731,254
Equity compensation plans not approved by stockholders .	—	—	—

Total	12,557,143	$5.71	5,731,254

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.

10.2(4)	1998 Equity Incentive Plan and form of agreements thereunder.

10.3(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.

10.4+	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

Exhibit Number	Description of Document

10.5+	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.6(7)+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.7(7)+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.8(8)	Sublease Agreement, dated as of July 17, 2007, between Registrant and Oracle USA, Inc.

10.9(9)	2008 Equity Incentive Plan.

10.10(10)	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.

10.11(10)	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.

10.12(10)	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.

10.13(10)	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.

10.14(11)	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.

10.15(11)	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.

10.16(11)	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.

10.17(12)+	Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.

10.18(12)	2000 Employee Stock Purchase Plan, as amended and restated.

10.19(13)	Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.

10.20	Amended Lease agreement, dated as of December 20, 2011 between Registrant and StoneCliff Office, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 68).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the SEC on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2000.
(7)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(8)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2007.
(9)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 29, 2008.
(10)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2008.
(11)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2008.
(12)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2010.
(13)	Incorporated by reference from our report on Form 10-Q for the period ending March 31, 2011.
+	Confidential treatment has been requested or granted for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.

(b)	Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

(c)	Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAIN THERAPEUTICS, INC

By:	/S/ REMI BARBIER
Remi Barbier
President, Chief Executive Officer and Chairman of the Board of Directors

Dated: February 9, 2012

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

Signature	Title	Date

/S/ REMI BARBIER Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 9, 2012

/S/ PETER S. RODDY Peter S. Roddy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2012

/S/ NADAV FRIEDMANN, PH.D., M.D. Nadav Friedmann, Ph.D., M.D.	Chief Operating and Medical Officer and Director	February 9, 2012

/S/ ROBERT Z. GUSSIN, PH.D. Robert Z. Gussin, Ph.D	Director	February 9, 2012

/S/ MICHAEL J. O’DONNELL, ESQ. Michael J. O’Donnell, Esq.	Director and Secretary	February 9, 2012

/S/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	February 9, 2012

/S/ PATRICK SCANNON, M.D, PH.D. Patrick Scannon, M.D., Ph.D.	Director	February 9, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(4)	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.
10.2(4)	1998 Equity Incentive Plan and form of agreements thereunder.
10.3(5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.
10.4+	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.5+	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.6(7)+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.7(7)+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.8(8)	Sublease Agreement, dated as of July 17, 2007, between Registrant and Oracle USA, Inc.
10.9(9)	2008 Equity Incentive Plan.
10.10(10)	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.
10.11(10)	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.
10.12(10)	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.
10.13(10)	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.
10.14(11)	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.
10.15(11)	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.
10.16(11)	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.
10.17(12)+	Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
10.18(12)	2000 Employee Stock Purchase Plan, as amended and restated.
10.19(13)	Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.
10.20	Amended Lease agreement, dated as of December 20, 2011, between Registrant and StoneCliff Office, L.P.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 68).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the SEC on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2000.
(7)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(8)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending September 30, 2007.
(9)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 29, 2008.
(10)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2008.
(11)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2008.
(12)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2010.
(13)	Incorporated by reference from our report on Form 10-Q for the period ending March 31, 2011.
+	Confidential treatment has been requested or granted for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.