Form 10-Q
period 2012-03-31
PAIN THERAPEUTICS INC
filed 2012-05-08
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	44,732,017
Shares Outstanding as of April 17, 2012

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2012	December 31, 2011(1)
Current assets
Cash and cash equivalents	$73,779	$73,144
Marketable securities	22,117	24,987
Other current assets	475	358

Total current assets	96,371	98,489
Property and equipment, net	87	122
Other assets	352	352

Total assets	$96,810	$98,963

Current liabilities
Accounts payable	$502	$464
Accrued development expense	419	914
Deferred program fee revenue - current portion	10,897	10,897
Accrued compensation and benefits	1,086	915
Other accrued liabilities	34	82

Total current liabilities	12,938	13,272

Non-current liabilities
Deferred program fee revenue - non-current portion	38,139	40,863
Deferred tax liabilities	435	435

Total liabilities	51,512	54,570

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	45	45
Additional paid-in-capital	177,332	176,425
Accumulated other comprehensive income	96	128
Accumulated deficit	(132,175)	(132,205)

Total stockholders’ equity	45,298	44,393

Total liabilities and stockholders’ equity	$96,810	$98,963

(1)	Derived from the Company’s audited financial statements as of December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenue
Program fee revenue	$2,724	$2,724
Collaboration revenue	249	512

Total revenue	2,973	3,236
Operating expenses
Research and development	1,609	2,178
General and administrative	1,512	1,537

Total operating expenses	3,121	3,715

Operating loss	(148)	(479)
Interest income	178	272

Net income (loss)	$30	$(207)

Net income (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted-average shares used in computing net income (loss) per share:
Basic	44,732	43,124

Diluted	44,756	43,124

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended March 31,
	2012	2011

Net income (loss)	$30	$(207)
Other comprehensive loss
Net unrealized losses on marketable securities	(32)	(57)

Comprehensive loss	$(2)	$(264)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2012	2011
Cash flows provided by (used in) operating activities:
Net income (loss)	$30	$(207)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred program fee revenue	(2,724)	(2,724)
Non-cash stock based compensation	907	1,303
Depreciation and amortization	35	53
Non-cash net interest income	133	386
Changes in operating assets and liabilities:
Other current assets	(117)	5,178
Other non-current assets	—	(11)
Accounts payable	38	(671)
Accrued development expense	(495)	177
Accrued compensation and benefits	171	(212)
Other accrued liabilities	(48)	(3)

Net cash provided by (used in) operating activities	(2,070)	3,269

Cash flows provided by investing activities:
Purchases of marketable securities	(4,795)	—
Maturities of marketable securities	7,500	42,402

Net cash provided by investing activities	2,705	42,402

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	—	4,425

Net cash provided by financing activities	—	4,425

Net increase in cash and cash equivalents	635	50,096
Cash and cash equivalents at beginning of the period	73,144	4,798

Cash and cash equivalents at end of the period	$73,779	$54,894

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

We have evaluated subsequent events through the date of filing this Form 10-Q. No material subsequent events have occurred that require recognition or disclosure in these financial statements.

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

We recognize program fee revenue, collaboration revenue and milestone revenue in connection with the King Agreements. Program fee revenue is derived from program fee payments we received under the King Agreements. These payments are recognized from receipt ratably over our estimate of the development period through the fourth of four drug candidates expected to be developed. We currently estimate the development period for all four drug candidates to end by September 30, 2016. We periodically review the estimated development period and change it if appropriate based upon our latest expectations. Deferred program fee revenue represents the amount of the upfront program fee payments that have not yet been recognized as revenue.

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

Marketable Securities and Fair Value Measurements

We invest in interest bearing marketable securities, generally consisting of corporate and government securities. We may elect to sell these investments before they mature. Therefore, we hold these investments as “available for sale” and include these investments in our balance sheets as current assets, even though the contractual maturity of a particular investment may be beyond one year. We report our marketable securities at fair value, which may include unrealized gains and losses. Our unrealized gains and losses on investments are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. We recognize all realized gains and losses on our marketable securities in interest income in the accompanying statement of operations on a specific identification basis. We report changes in net unrealized gains or losses on marketable securities in our Statements of Consolidated Income. Our marketable securities are maintained at two financial institutions and are governed by our investment policy as approved by our Board of Directors.

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We would recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including materiality, any adverse changes in the investees’ financial condition, how long the fair value has been below the amortized cost and whether it is more likely than not that we would elect to or be required to sell the marketable security before its anticipated recovery.

We measure our cash equivalents and marketable securities at fair value on a recurring basis. We use significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements, including but not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. The value of these awards is the product of the number of shares of our common stock to be issued under the award multiplied by the fair market value of a share of our common stock on the date of grant. These awards include future performance criteria. We estimate an implicit service period for achieving these performance criteria. Performance Awards vest and common stock is issued on achieving performance criteria. We recognize stock-based compensation expense for Performance Awards when we conclude that achieving performance criteria is probable. We periodically review and update as appropriate our estimates of the implicit service periods and the likelihood of achieving the performance criteria.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended March 31,
	2012	2011
Numerator
Net loss	$30	$(207)
Denominator
Weighted-average shares used in computing net income (loss) per share:
Basic	44,732	43,124

Diluted	44,756	43,124

Net loss per share, basic and diluted	$0.00	$(0.00)

We excluded weighted options outstanding to purchase common stock of 12.1 million for the first quarter of 2012 and 3.7 million for the first quarter of 2011 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3. Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash, cash equivalents and marketable securities (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
March 31, 2012
Cash and cash equivalents	$73,776	$3	$—	$73,779	$—	$73,779
Commercial Paper	4,798	1	—	4,798	—	4,798
Corporate securities	17,013	92	—	17,106	213	17,319

	$95,587	$96	$—	$95,683	$213	$95,896

Reported as:
Cash and cash equivalents	$73,776	$3	$—	$73,779	$—	$73,779
Marketable securities	21,811	93	—	21,904	213	22,117

	$95,587	$96	$—	$95,683	$213	$95,896

Maturities:
Matures in one year or less	$95,587	$96	$—	$95,683	$213	$95,896
Matures one to three years	—	—	—	—	—	—

	$95,587	$96	$—	$95,683	$213	$95,896

December 31, 2011
Cash and cash equivalents	$73,144	$—	$—	$73,144	$—	$73,144
Corporate securities	24,583	128	—	24,711	276	24,987

	$97,727	$128	$—	$97,855	$276	$98,131

Reported as:
Cash and cash equivalents	$73,144	$—	$—	$73,144	$—	$73,144
Marketable securities	24,583	128	—	24,711	276	24,987

	$97,727	$128	$—	$97,855	$276	$98,131

Maturities:
Matures in one year or less	$97,727	$128	$—	$97,855	$276	$98,131
Matures one to three years	—	—	—	—	—	—

	$97,727	$128	$—	$97,855	$276	$98,131

We did not realize any gains or losses on our investments in marketable securities during the first quarter of 2012 or 2011. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The following table presents our assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2012
Cash and money market fund	$38,438	$—	$—	$38,438
Commercial paper	—	40,139	—	40,139
Corporate securities	—	17,319	—	17,319

	$38,438	$57,458	$—	$95,896

December 31, 2011
Cash and money market fund	$62,446	$—	$—	$62,446
Commercial paper	—	10,698	—	10,698
Corporate securities	—	24,987	—	24,987

	$62,446	$35,685	$—	$98,131

Note 4. Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three months ended March 31,
	2012	2011
Research and development	$465	$732
General and Administrative	442	571

	$907	$1,303

Note 5. Income Taxes

We did not provide for income taxes in 2012 because we have projected a tax loss for the full year 2012. Interest expense and penalties related to unrecognized tax benefits were immaterial for 2012 and 2011.

Note 6. Commitments

We conduct our product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. We have contractual arrangements with these organizations that are cancelable. Our obligations under these contracts are largely based on services performed.

We currently lease approximately 36,400 square feet of office space pursuant to non-cancelable operating leases. Our lease in Austin, TX expires in 2014. Our lease in San Mateo, CA expires in 2012. Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2012	2013	2014	Total
Future minimum lease payments	$450	$115	$81	$646

In December 2011, we entered into a sublease for our facility in San Mateo. This sublease is coterminous with our lease in San Mateo.

Note 7. Legal proceedings

Charles Southey, Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedmann, Grant L. Schoenhard and Peter S. Roddy.

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

Anders Goldfarb, derivatively on behalf of Pain Therapeutics, Inc. v. Remi Barbier, Nadav Friedmann, Michael J. O’Donnell, Patrick J. Scannon, Robert Z. Gussin, and Sanford R. Robertson.

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

Note 8. Recently Issued Accounting Pronouncements

We reviewed recently issued accounting pronouncements and have adopted or plan to adopt those that are applicable to us. In particular, as a result of adopting Account Standards Update 2011-05 – Consolidated Income (Topic 220), we now include the Statements of Consolidated Income in our financial statements. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

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

This document contains forward-looking statements, that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•

the New Drug Application, or NDA, for REMOXY® (oxycodone) Extended-Release Capsules CII with the U.S. Food and Drug Administration, or FDA, by King Pharmaceutical, Inc., or King, a wholly-owned subsidiary of Pfizer, Inc., or Pfizer;

•	royalty, milestone or collaboration revenue we may receive from King and other payments we may receive from our collaboration agreements;

•	the duration of the development period for expected drug candidates;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	operating losses and anticipated operating and capital expenditures;

•	expected uses of capital resources; the potential benefits of our drug candidates;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing, interest income decreasing or fluctuations in our operating results;

•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	estimates concerning the realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or delays in the potential regulatory approval of the REMOXY NDA, including the potential for a request by the FDA of additional data which may require an extended period of time to obtain and submit, that could significantly delay or prevent such approval;

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

In 2011, Pfizer acquired King. We expect REMOXY will be commercialized within Pfizer’s primary care unit. We believe Pfizer’s acquisition of King may facilitate REMOXY’s commercial success if REMOXY is approved.

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

Although we were profitable in 2006, 2007 and 2008 based on payments received under the King Agreements and interest income, we have yet to generate any revenues from product sales. Through March 31, 2012, we have recorded an accumulated deficit of approximately $132.2 million. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on the research and development of drugs for the treatment of pain. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended March 31,
	2012	2011
Compensation	$1,155	$1,568
Contractor fees (1)	239	254
Supplies (2)	—	19
Other common costs (3)	215	337

	$1,609	$2,178

(1)	Contractor fees generally include expenses for preclinical studies and clinical trials.
(2)	Supplies generally include costs for formulation and manufacturing activities.
(3)	Other generally includes the allocation of common costs such as facilities.

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

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, collaboration revenue and milestone revenue in connection with the King Agreements. Program fee revenue is derived from program fee payments we received under the King Agreements. These payments are recognized from receipt ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed. We currently estimate the development period for all four expected drug candidates to end in the quarter ended September 30, 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. Collaboration revenue from reimbursement of development expenses pursuant to the King Agreements are generally recognized when King has completed its review of the expenses invoiced to them. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the development of REMOXY and the other opioid painkillers under the King Agreements. We recognize milestone payments as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services we provide are priced at fair value based upon the reimbursement of expenses we incur.

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

Results of Operations

Three months ended March 31, 2012 and 2011

Revenue – Program fee revenue

Program fee revenue recognized from the program fees we received under the King Agreements were $2.7 million for both the first quarter of 2012 and the first quarter of 2011.

Revenue - Collaboration revenue

Collaboration revenue from reimbursement of our development expenses incurred under the King Agreements was $0.2 million for the first quarter of 2012 and $0.5 million for the first quarter of 2011.

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

Research and development expense decreased to $1.6 million in the first quarter of 2012 from $2.2 million in the first quarter of 2011. The decrease was primarily due to lower headcount and related compensation in the first quarter of 2012 compared to the first quarter of 2011. Research and development expenses included non-cash stock related compensation costs of $0.5 million in the first quarter of 2012 and $0.7 million in the first quarter of 2011.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense was $1.5 in the both the first quarter of 2012 and the first quarter of 2011. General and administrative expense included non-cash stock related compensation costs of $0.4 million in the first quarter of 2012 and $0.6 million in the first quarter of 2011.

We expect general and administrative expense to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest income decreased to $0.2 million in the first quarter of 2012 from $0.3 million in the first quarter of 2011, primarily due to lower average cash balances in the first quarter of 2012 compared to the first quarter of 2011. We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the King Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2012, cash, cash equivalents and marketable securities were $95.9 million.

Net cash used in operating activities was $2.1 million for the first quarter of 2012 compared to net cash provided by operating activities of $3.3 million for the first quarter of 2011.

Net cash provided by investing activities was $2.7 million for the first quarter of 2012 and $42.4 million for the first quarter of 2011. Investing activities for the first quarter of 2012 consisted of purchases and maturities of marketable securities. Investing activities for the first quarter of 2011 consisted of maturities of marketable securities. There were no significant purchases of property and equipment or used for leasehold improvements in 2012 and 2011.

We did not have any net cash provided by financing activities for the first quarter of 2012. Cash from financing activities of $4.4 million in the first quarter of 2011 consisted primarily of proceeds from employee stock option exercises.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities related to uncertain tax positions. Our liability at March 31, 2012 related to our uncertain tax positions is immaterial.

We currently lease approximately 36,400 square feet of office space pursuant to non-cancelable operating leases. Our lease in Austin, TX expires in 2014. Our lease in San Mateo, CA expires in 2012. Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2012	2013	2014	Total
Future minimum lease payments	$450	$115	$81	$646

In December 2011, we entered into a sublease for our facility in San Mateo. This sublease is coterminous with our lease in San Mateo.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2012. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $132.2 million at March 31, 2012. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2012 by an immaterial amount. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of March 31, 2012, our investments consisted of investments in corporate and government notes and obligations, certificates of deposits or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Charles Southey, Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedmann, Grant L. Schoenhard and Peter S. Roddy.

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

Anders Goldfarb, derivatively on behalf of Pain Therapeutics, Inc. v. Remi Barbier, Nadav Friedmann, Michael J. O’Donnell, Patrick J. Scannon, Robert Z. Gussin, and Sanford R. Robertson.

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

We rely on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under the King Agreements. Pfizer and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with our drug candidates under the King Agreements. For instance, Pfizer is developing Oxycodone NT (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and owns Embeda (an extended-release oral formulation of morphine sulfate), Avinza (a once-daily morphine treatment for moderate to severe pain) and Oxecta, an immediate release formulation of oxycodone designed to prevent drug tampering and misuse. There can be no assurance that these other drugs or drug candidates in the Pfizer corporate family will not become competitive with our drug candidates being developed under the King Agreements. If time and resources devoted are limited or there is a failure to fund the continued development of REMOXY or other opioid drug candidates as required by the King Agreements, or there is otherwise a failure to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under the King Agreements, their failure may jeopardize our rights under our license with Durect.

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

Our strategy to focus on drug development requires us to enter into collaborative agreements with third parties, such as the King Agreements and our license agreement with Durect. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations or disputes concerning the scope of collaboration activities. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect the success of our business, including:

•	the development of parallel products by our collaborators or by a competitor;

•	arrangements with collaborative partners that limit or preclude us from developing certain products or technologies;

•	premature termination of a collaborative or license agreement; or

•

failure by a collaborative partner to provide required funding or to devote sufficient resources to the development of or legal defense of our potential products or to provide data or other information to us on a timely basis as required by our collaborative agreements.

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

If Pfizer or we fail to obtain acceptable prices or an adequate level of reimbursement for our products from healthcare payers, our ability to generate product revenues will be diminished.

Pfizer has sole responsibility for commercializing REMOXY and other drugs developed under the King Agreements. Our ability to earn royalties from sales of REMOXY and other drugs subject to the King Agreements will depend on Pfizer’s ability to obtain acceptable prices or an adequate level of reimbursement.

For drugs we develop outside of our strategic alliance with Pfizer, our ability to commercialize our drugs, alone or with other collaborators, will depend in part on the extent to which reimbursement will be available from:

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

Although we were profitable in some years in the past based on payments from King and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $132.2 million at March 31, 2012. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

On December 2, 2011, Charles Southey filed a purported class action lawsuit against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

Date: May 8, 2012

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