Form 10-K/A
period 2005-12-31
PAIN THERAPEUTICS INC
filed 2012-05-09
CIK 1069530

UNITED STATES

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

416 Browning Way, South San Francisco, CA 94080

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $144,131,648 computed by reference to the last sales price of $3.87 as reported by the NASDAQ Global Select Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2011.

The number of shares outstanding of the Registrant’s common stock on April 17, 2012 was 44,732,017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K/A

INDEX

PART IV
Item 15.	Exhibits and Financial Statement Schedules

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Pain Therapeutics, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on February 24, 2006 (the “Original Filing”). The Company is re-filing Item 15 of Part IV to reflect expiration of confidential treatment of certain terms excluded from exhibits 10.8 and 10.9 to the Original Filing, and to re-file such exhibits to include the originally omitted portions that were subject to the now expired order for confidential treatment. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, and other than changes to update the form of cover page to this filing to conform to the format of the current cover page on the Annual Report on Form 10-K, as promulgated by the Securities and Exchange Commission, and certain information in the cover page, no other changes have been made to the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part IV, Item 15 are true or complete as of any date subsequent to the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements (included in Part II of this report):

 Reports of Independent Registered Public Accounting Firm

 Balance Sheets

 Statements of Operations

 Statement of Stockholders’ Equity

 Statements of Cash Flows

 Notes to Financial Statements

(2) Financial Statement Schedules:

 All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial  statements.

(3) Exhibits:

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1 (4)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2 (4)	1998 Stock Plan and form of agreements thereunder.

10.3 (4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.4 (5)	Employment Agreement dated August 29, 2000, between Registrant and Grant L. Schoenhard, Ph.D.

10.5 (5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, M.D., Ph.D.

10.6 (4)	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

10.7 (6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.

10.8 **	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.9 **	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.10 *+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.11 *+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

23.1 *	Consent of Independent Registered Public Accounting Firm.

24.1 *	Power of Attorney (see page 55 of Original Filing).

31.1 **	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Original Filing.
**	Filed herewith.
(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.

(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
+	Confidential treatment has been granted for certain portions of this agreement. The omitted portions have been filed separately with the Securities and Exchange Commission.

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

Dated: May 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Remi Barbier Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 9, 2012

/s/ Peter S. Roddy Peter S. Roddy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 9, 2012

*/s/ Nadav Friedman, Ph.D., M.D. Nadav Friedmann, Ph.D., M.D.	Chief Operating and Medical Officer and Director	May 9, 2012

*/s/ Robert Z. Gussin, Ph.D. Robert Z. Gussin, Ph.D.	Director	May 9, 2012

*/s/ Michael J. O’Donnell, Esq. Michael J. O’Donnell, Esq.	Director and Secretary	May 9, 2012

*/s/ Sanford R. Robertson Sanford R. Robertson	Director	May 9, 2012

*/s/ Patrick Scannon, M.D., Ph.D. Patrick Scannon, M.D., Ph.D.	Director	May 9, 2012

*By:	/s/ Peter S. Roddy
Peter S. Roddy Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

4.2 (3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1 (4)	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2 (4)	1998 Stock Plan and form of agreements thereunder.

10.3 (4)	2000 Employee Stock Purchase Plan and form of agreements thereunder.

10.4 (5)	Employment Agreement dated August 29, 2000, between Registrant and Grant L. Schoenhard, Ph.D.

10.5 (5)	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, M.D., Ph.D.

10.6 (4)	Second Amended and Restated Investors’ Rights Agreement dated as of February 1, 2000 between Registrant and the holders of its series B and series C redeemable convertible preferred stock.

10.7 (6)	Lease Agreement dated July 21, 2000 between Registrant and Goss-Jewett Company of Northern California.

10.8 **	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.9 **	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.10 *+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.11*+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

23.1 *	Consent of Independent Registered Public Accounting Firm.

24.1 *	Power of Attorney (see page 55 of Original Filing).

31.1 **	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Original Filing.
**	Filed herewith.
(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the Securities and Exchange Commission on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter endedSeptember 30, 2000.
+	Confidential treatment has been granted for certain portions of this agreement. The omitted portions have been filed separately with the Securities and Exchange Commission.