Form 10-Q
period 2012-06-30
PAIN THERAPEUTICS INC
filed 2012-08-02
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	44,787,038
Shares Outstanding as of July 10, 2012

PAIN THERAPEUTICS, INC.

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2012	December 31, 2011(1)
Current assets
Cash and cash equivalents	$79,020	$73,144
Marketable securities	14,922	24,987
Other current assets	95	358

Total current assets	94,037	98,489

Property and equipment, net	52	122
Other assets	351	352

Total assets	$94,440	$98,963

Current liabilities
Accounts payable	$501	$464
Accrued development expense	605	914
Deferred program fee revenue - current portion	10,897	10,897
Accrued compensation and benefits	377	915
Other accrued liabilities	41	82

Total current liabilities	12,421	13,272

Non-current liabilities
Deferred program fee revenue - non-current portion	35,415	40,863
Deferred tax liabilities	435	435

Total liabilities	48,271	54,570

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	45	45
Additional paid-in-capital	178,387	176,425
Accumulated other comprehensive income	43	128
Accumulated deficit	(132,306)	(132,205)

Total stockholders’ equity	46,169	44,393

Total liabilities and stockholders’ equity	$94,440	$98,963

(1)	Derived from the Company’s audited financial statements as of December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Program fee revenue	$2,724	$2,724	$5,448	$5,448
Collaboration revenue	—	28	249	540

Total revenue	2,724	2,752	5,697	5,988
Operating expenses
Research and development	1,516	2,392	3,125	4,571
General and administrative	1,461	1,788	2,973	3,324

Total operating expenses	2,977	4,180	6,098	7,895

Operating loss	(253)	(1,428)	(401)	(1,907)
Interest income	123	228	300	500

Net loss	$(130)	$(1,200)	$(101)	$(1,407)

Net loss per share, basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.03)

Weighted-average shares used in computing net loss per share, basic and diluted	44,777	44,190	44,754	43,660

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss	$(130)	$(1,200)	$(101)	$(1,407)
Other comprehensive loss
Net unrealized losses on marketable securities	(53)	(74)	(85)	(131)

Comprehensive loss	$(183)	$(1,274)	$(186)	$(1,538)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended
	June 30,
	2012	2011
Cash flows provided by (used in) operating activities:
Net loss	$(101)	$(1,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred program fee revenue	(5,448)	(5,448)
Non-cash stock based compensation	1,776	2,726
Depreciation and amortization	70	93
Non-cash net interest income	270	686
Changes in operating assets and liabilities:
Receivables	—	6,275
Other current assets	263	60
Other non-current assets	1	(11)
Accounts payable	37	(503)
Accrued development expense	(309)	318
Accrued compensation and benefits	(538)	(1,080)
Other accrued liabilities	(41)	13

Net cash provided by (used in) operating activities	(4,020)	1,722

Cash flows provided by investing activities:
Purchases of marketable securities	(9,590)	—
Maturities of marketable securities	19,300	47,400

Net cash provided by investing activities	9,710	47,400

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	186	8,910

Net cash provided by financing activities	186	8,910

Net increase in cash and cash equivalents	5,876	58,032
Cash and cash equivalents at beginning of the period	73,144	4,798

Cash and cash equivalents at end of the period	$79,020	$62,830

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.	General

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY® (oxycodone) Extended-Release Capsules CII. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to the collaboration agreement and license agreement, or the Pfizer Agreements, between us and King Pharmaceuticals, Inc., or King, a wholly-owned subsidiary of Pfizer, Inc., or Pfizer.

In the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

We recognize program fee revenue, collaboration revenue and milestone revenue in connection with the Pfizer Agreements. Program fee revenue is derived from program fee payments we received under the Pfizer Agreements. These payments are recognized from receipt ratably over our estimate of the development period through the fourth of four drug candidates expected to be developed. We currently estimate the development period for all four drug candidates to end by September 30, 2016. We periodically review the estimated development period and change it if appropriate based upon our latest expectations. Deferred program fee revenue represents the amount of the upfront program fee payments that have not yet been recognized as revenue.

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

Marketable Securities and Fair Value Measurements

We invest in interest bearing marketable securities, generally consisting of corporate and government securities. We may elect to sell these investments before they mature. Therefore, we hold these investments as “available for sale” and include these investments in our balance sheets as current assets, even though the contractual maturity of a particular investment may be beyond one year. We report our marketable securities at fair value, which may include unrealized gains and losses. Our unrealized gains and losses on investments are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. We recognize all realized gains and losses on our marketable securities in interest income in the accompanying statement of operations on a specific identification basis. We report changes in net unrealized gains or losses on marketable securities in our Statements of Comprehensive Income. Our marketable securities are maintained at two financial institutions and are governed by our investment policy as approved by our Board of Directors.

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

We measure our cash equivalents and marketable securities at fair value on a recurring basis. We use significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements, including but not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator
Net loss	$(130)	$(1,200)	$(101)	$(1,407)
Denominator
Weighted-average shares used in computing net loss per share, basic and diluted	44,777	44,190	44,754	43,660

Net loss per share, basic and diluted	$(0.00)	$(0.03)	$(0.00)	$(0.03)

We excluded weighted options outstanding to purchase common stock of 10.2 million for the second quarter of 2012, 5.1 million for the second quarter of 2011, 11.3 million for the first half of 2012, and 9.6 million for the first half of 2011 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3.	Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash, cash equivalents and marketable securities (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
June 30, 2012
Cash and cash equivalents	$28,886	$—	$—	$28,886	$—	$28,886
Commercial paper	54,928	5	(1)	54,932	—	54,932
Corporate securities	10,002	39	—	10,041	83	10,124

	$93,816	$44	$(1)	$93,859	$83	$93,942

Reported as:
Cash and cash equivalents	$79,017	$3	$—	$79,020	$—	$79,020
Marketable securities	14,799	41	(1)	14,839	$83	14,922

	$93,816	$44	$(1)	$93,859	$83	$93,942

Maturities:
Matures in one year or less	$93,816	$44	$(1)	$93,859	$83	$93,942
Matures one to three years	—	—	—	—	—	—

	$93,816	$44	$(1)	$93,859	$83	$93,942

December 31, 2011
Cash and cash equivalents	$73,144	$—	$—	$73,144	$—	$73,144
Corporate securities	24,583	128	—	24,711	276	24,987

	$97,727	$128	$—	$97,855	$276	$98,131

Reported as:
Cash and cash equivalents	$73,144	$—	$—	$73,144	$—	$73,144
Marketable securities	24,583	128	—	24,711	276	24,987

	$97,727	$128	$—	$97,855	$276	$98,131

Maturities:
Matures in one year or less	$97,727	$128	$—	$97,855	$276	$98,131
Matures one to three years	—	—	—	—	—	—

	$97,727	$128	$—	$97,855	$276	$98,131

We did not realize any gains or losses on our investments in marketable securities during the second quarter and first half of 2012 or 2011. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

The following table presents our assets measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2012
Cash and money market fund	$28,886	$—	$—	$28,886
Commercial paper	—	54,932	—	54,932
Corporate securities	—	10,124	—	10,124

	$28,886	$65,056	$—	$93,942

December 31, 2011
Cash and money market fund	$62,446	$—	$—	$62,446
Commercial paper	—	10,698	—	10,698
Corporate securities	—	24,987	—	24,987

	$62,446	$35,685	$—	$98,131

Note 4.	Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Research and development	$375	$769	$840	$1,500
General and Administrative	494	654	936	1,226

	$869	$1,423	$1,776	$2,726

Note 5.	Income Taxes

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

We currently lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2014. Our lease in San Mateo, CA expired in July 2012. Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2012	2013	2014	Total
Future minimum lease payments	$450	$115	$81	$646

In December 2011, we entered into a sublease for our facility in San Mateo. This sublease expired at the same time as our lease in San Mateo.

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

On December 22, 2011, Anders Goldfarb filed a derivative action on behalf of Pain Therapeutics, Inc. against us and our directors listed above in the U.S. District Court for the Western District of Texas. On April 26, 2012, the U.S. District Court for the Western District of Texas dismissed this action.

We have not accrued any loss related to any legal proceedings because at this time the amount of a loss, if any, cannot be reasonably determined.

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

•	royalty, milestone or collaboration revenue we may receive from Pfizer and other payments we may receive from our collaboration agreements;

•	the duration of the development period for expected drug candidates;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	operating losses and anticipated operating and capital expenditures;

•	expected uses of capital resources; the potential benefits of our drug candidates;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing, interest income decreasing or fluctuations in our operating results;

•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	estimates concerning the realization of deferred tax assets.

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

•

the successful development and commercialization of REMOXY and other drug candidates pursuant to our collaboration and license agreements with King, a wholly owned subsidiary of Pfizer, , or the Pfizer Agreements, and development of other drug candidates pursuant to our other collaboration agreements, and the continuation of such agreements;

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

Overview

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY® (oxycodone) Extended-Release Capsules CII. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to the Pfizer Agreements.

We and King jointly managed a Phase III clinical program and NDA submission for REMOXY. In mid-2008, the FDA accepted our NDA for REMOXY with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In 2009, King assumed sole responsibility for the regulatory approval of REMOXY. This shift of responsibility did not change any economic term of our agreements with King. In December 2010, King resubmitted the REMOXY NDA. In January 2011, we announced that the FDA had accepted the resubmission of the REMOXY NDA. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter.

All of our program fee, collaboration and milestone revenue is recognized pursuant to the Pfizer Agreements, including:

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

We will receive a $15.0 million cash milestone payment from Pfizer upon regulatory approval of REMOXY in the United States. We could also receive up to $105.0 million in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers. Subject to certain limitations, Pfizer is also obligated to fund development expenses incurred by us pursuant to the Pfizer Agreements, which result in collaboration revenue. Pfizer is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the Pfizer Agreements. The royalty rate for net sales of REMOXY and the other three abuse-resistant product candidates covered by the Pfizer Agreements in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is set at 15%. The royalty rate for net sales of products covered by the Pfizer Agreements outside the United States is 10% on all of net sales.

On May 3, 2012, we announced that four U.S. patents were issued for REMOXY: Patents 8,133,507; 8,168,217; 8,153,152 and 8,147,870. These patents extend to 2025 and beyond. In Europe, REMOXY is covered by two granted patents that expire in 2016 and 2026, respectively, plus any eligible patent term extensions.

Although we were profitable in 2006, 2007 and 2008 based on payments received under the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $132.3 million at June 30, 2012. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on the research and development of drugs for the treatment of pain. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Compensation	$1,089	$1,698	$2,243	$3,266
Contractor fees (1)	281	313	519	586
Other common costs (2)	146	381	363	719

	$1,516	$2,392	$3,125	$4,571

(1)	Contractor fees generally includes expenses for preclinical studies, clinical trials and formulation and manufacturing activities.
(2)	Other common costs generally includes the allocation of common costs such as facilities.

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

On December 22, 2011, Anders Goldfarb filed a derivative action on behalf of Pain Therapeutics, Inc. against us and our directors listed above in the U.S. District Court for the Western District of Texas. On April 26, 2012, the U.S. District Court for the Western District of Texas dismissed this action.

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

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, collaboration revenue and milestone revenue in connection with the Pfizer Agreements. Program fee revenue is derived from program fee payments we received under the Pfizer Agreements. These payments are recognized from receipt ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed. We currently estimate the development period for all four expected drug candidates to end in the quarter ended September 30, 2016. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. Collaboration revenue from reimbursement of development expenses pursuant to the Pfizer Agreements are generally recognized when King has completed its review of the expenses invoiced to them. King is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the development of REMOXY and the other opioid painkillers under the Pfizer Agreements. We recognize milestone payments as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services we provide are priced at fair value based upon the reimbursement of expenses we incur.

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

Results of Operations

Three and six months ended June 30, 2012 and 2011

Revenue – Program fee revenue

Program fee revenue recognized from the program fees we received under the Pfizer Agreements were $2.7 million for both the second quarter of 2012 and the second quarter of 2011 and $5.4 million for both the first half of 2012 and 2011.

Revenue - Collaboration revenue

Collaboration revenue from reimbursement of our development expenses incurred under the Pfizer Agreements was immaterial for the second quarter of 2012 and 2011, $0.2 million for the first half of 2012 and $0.5 million for the first half of 2011.

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

Research and development expense decreased to $1.5 million in the second quarter of 2012 from $2.4 million in the second quarter of 2011 and to $3.1 million in the first half of 2012 from $4.6 million in the first half of 2011. The decrease was primarily due to lower headcount and related compensation in 2012 compared to 2011. Research and development expenses included non-cash stock related compensation costs of $0.8 million in the first half of 2012 and $1.5 million in the first half of 2011.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense decreased to $1.5 million in the second quarter of 2012 from $1.8 million in the second quarter of 2011 and to $3.0 million in the first half of 2012 from $3.3 million in the first half of 2011. General and administrative expense included non-cash stock related compensation costs of $0.9 million in the first half of 2012 and $1.2 million in the first half of 2011.

We expect general and administrative expense to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest income decreased to $0.1 million in the second quarter of 2012 from $0.2 million in the second quarter of 2011 and to $0.3 million in the first half of 2012 from $0.5 million in the first half of 2011, primarily due to lower average cash balances in 2012 compared to 2011. We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2012, cash, cash equivalents and marketable securities were $93.9 million.

Net cash used in operating activities was $4.0 million for the first half of 2012 compared to net cash provided by operating activities of $1.7 million for the first half of 2011. Adjustments to reconcile net loss to net cash provided by operating activities in the first half of 2011 included $6.3 million from receivables outstanding at December 31, 2010.

Net cash provided by investing activities was $9.7 million for the first half of 2012 and $47.4 million for the first half of 2011. Investing activities for the first half of 2012 consisted of purchases and maturities of marketable securities. Investing activities for the first half of 2011 consisted of maturities of marketable securities. There were no significant purchases of property and equipment in 2012 and 2011.

Cash from financing activities was $0.2 million in the first half of 2012 and $8.9 million in the first half of 2011. Financing activities consisted primarily of proceeds from stock option exercises.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities related to uncertain tax positions. Our liability at June 30, 2012 related to our uncertain tax positions is immaterial.

We currently lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2014. Our lease in San Mateo, CA expired in July 2012. Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2012	2013	2014	Total
Future minimum lease payments	$450	$115	$81	$646

In December 2011, we entered into a sublease for our facility in San Mateo. This sublease expired at the same time as our lease in San Mateo.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2012. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

Our employees have Performance Awards that vest upon certain conditions. If these Performance Awards vest, we expect to issue the employees shares of our common stock net of statutory employment taxes. This net issuance results in fewer shares issued and uses our cash to cover these taxes. The use of cash could be higher or lower, depending on the fair value of our common stock on the date the Performance Awards vest.

We have an accumulated deficit of $132.3 million at June 30, 2012. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2012 by an immaterial amount. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of June 30, 2012, our investments consisted of investments in corporate and government notes and obligations, certificates of deposits or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

On December 22, 2011, Anders Goldfarb filed a derivative action on behalf of Pain Therapeutics, Inc. against us and our directors listed above in the U.S. District Court for the Western District of Texas. On April 26, 2012, the U.S. District Court for the Western District of Texas dismissed this action.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. For example, on July 9, 2012, the FDA approved a risk management program, known as a Risk Evaluation and Mitigation Strategy, or REMS, for extended-release and long-acting opioid analgesics, or ER/LA opioid analgesics. This REMS will require companies affected by the REMS to make available training for health care professionals who prescribe ER/LA opioid analgesics on proper prescribing practices and also to distribute educational materials to prescribers and patients on the safe use of ER/LA opioid analgesics.

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

Pfizer completed its acquisition of King in early 2011. Drugs or drug candidates being commercialized or developed by Pfizer, its subsidiaries and affiliates may compete for research, development and commercialization resources with our drug candidates that are subject to the Pfizer Agreements. Further, any post-merger integration of Pfizer’s and King’s businesses may divert the attention of management and personnel from their focus on seeking approval of REMOXY or otherwise supporting the other drug candidates that are subject to our collaboration. Pfizer is a much larger company than King was prior to Pfizer’s acquisition of King. Pfizer may have different strategic interests than King had as an independent company. There can be no assurance that King or Pfizer will devote sufficient resources to the continued development of REMOXY and the other drug candidate that are the subject of our collaboration in a timely manner.

If Pfizer or other outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, regulatory submissions and introductions for our products may be delayed.

We rely on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under the Pfizer Agreements. Pfizer and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with our drug candidates under the Pfizer Agreements. For instance, Pfizer is developing Oxycodone NT (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and owns Embeda (an extended-release oral formulation of morphine sulfate), and Avinza (a once-daily morphine treatment for moderate to severe pain). There can be no assurance that these other drugs or drug candidates in the Pfizer corporate family will not become competitive with our drug candidates being developed under the Pfizer Agreements. If time and resources devoted are limited or there is a failure to fund the continued development of REMOXY or other opioid drug candidates as required by the Pfizer Agreements, or there is otherwise a failure to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under the Pfizer Agreements, their failure may jeopardize our rights under our license with Durect.

We rely on Durect as the sole source provider of certain components of drug candidates under the Pfizer Agreements. Durect’s failure for any reason to provide these components could result in delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business.

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

Our plan for developing, manufacturing and commercializing REMOXY and other drugs designed to reduce potential risks of unintended use currently requires us to successfully maintain the Pfizer Agreements to advance our programs and provide funding to support our expenditures on REMOXY and other drug candidates and to maintain our license from Durect. If we are not able to maintain the Pfizer Agreements or if Pfizer doesn’t provide the required funding under the Pfizer Agreements and the funding required to meet our obligations to Durect, we may have to limit the size or scope of, or delay or abandon the development of other drug candidates or undertake and fund development of these drug candidates ourselves and if we are unable to meet the obligations necessary to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products. If we elect to fund drug development efforts with respect to REMOXY and other drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

Our strategy to focus on drug development requires us to enter into collaborative agreements with third parties, such as the Pfizer Agreements and our license agreement with Durect. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations or disputes concerning the scope of collaboration activities. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect our business, including:

•	the development of parallel products by our collaborators or by a competitor;

•	arrangements with collaborative partners that limit or preclude us from developing certain products or technologies;

•	premature termination of a collaborative or license agreement; or

•

failure by a collaborative partner to provide required funding, to devote sufficient resources to the development of or legal defense of our potential products or to provide data or other information to us as required by our collaborative agreements.

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

•	perceptions by physicians regarding the cost benefit of REMOXY in reducing potential risks of unintended use;

•	published studies demonstrating the cost-effectiveness of our drugs relative to competing products;

•	availability of reimbursement for our products from government or healthcare payers;

•	our or our collaborators’ ability to implement a risk management plan prior to the distribution of any Schedule II drug; and

•	effectiveness of marketing and distribution efforts by Pfizer, us and other licensees and distributors.

Because we expect to rely on sales generated by our current lead drug candidates for substantially all of our revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

If Pfizer or its subsidiaries are not successful in developing and commercializing REMOXY and in commercializing other opioid drugs under the Pfizer Agreements, our revenues and our business will suffer.

Our ability to earn royalties from sales of REMOXY depends on Pfizer’s ability to obtain regulatory approval for and commercialize REMOXY. Additionally, our ability to earn royalties from sales of REMOXY and other drugs subject to the Pfizer Agreements will depend on Pfizer’s ability to maintain regulatory approval and achieve market acceptance of such drugs once commercialized. Pfizer or its subsidiaries may elect to independently develop drugs that could compete with ours or fail to commit sufficient resources to the development, marketing and distribution of REMOXY and other drugs developed under the Pfizer Agreements. Pfizer may not proceed with the commercialization of REMOXY and other drugs developed under the Pfizer Agreements with the same degree of urgency as we would because of other priorities they face. If

Pfizer is not successful in developing or commercializing REMOXY for a variety of reasons, including but not limited to competition from other pharmaceutical companies, or if Pfizer fails to perform as we expect, our potential for revenue from drugs developed the Pfizer Agreements, if any, could be dramatically reduced and our business would suffer.

If we are unable to develop our own sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be disappointing.

We currently have no sales, marketing or distribution capabilities. Except with regard to products developed under the Pfizer Agreements, in order to commercialize our products, if any are approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us. If we decide to commercialize any of our drugs ourselves, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new drugs and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

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

In addition, due to the nature of the market for our drug candidates, it may be necessary for us to license all or substantially all of our drug candidates not covered by the Pfizer Agreements to a single collaborator, thereby eliminating our opportunity to commercialize these other products independently. If we enter into any such new collaborative arrangements, our revenues are likely to be lower than if we marketed and sold our products ourselves.

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

Pfizer has sole responsibility for commercializing REMOXY and other drugs developed under the Pfizer Agreements. Our ability to earn royalties from sales of REMOXY and other drugs subject to the Pfizer Agreements will depend on Pfizer’s, ability to obtain acceptable prices or an adequate level of reimbursement.

For drugs we develop outside of the Pfizer Agreements, our ability to commercialize our drugs, alone or with other collaborators, will depend in part on the extent to which reimbursement will be available from:

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

We depend on the services of our key personnel, including Remi Barbier, our President, Chief Executive Officer and Chairman. The loss of key personnel, including members of executive management as well as key bioengineering, product development, and technical personnel, could disrupt our operations and have an adverse effect on our business. We will need to hire additional qualified personnel with expertise in clinical research, preclinical testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and our search for such personnel may not be successful. Attracting and retaining qualified personnel is critical to our success.

We have employees whose equity ownership in the Company could result in a substantial increase in personal wealth if the fair value of our common stock increases. Over time this increase in personal wealth may make it more challenging to retain these employees.

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

Unfavorable media coverage could negatively affect our business.

Opioid drug abuse receives a high degree of media coverage. Unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs, the limitations of abuse-resistant formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, or the independent actions of Pfizer regarding the sales, marketing, distribution or storage of our drug products, could adversely affect our reputation. Such negative publicity could have an adverse effect on the potential size of the market for our drug candidates and decrease revenues and royalties, which could adversely affect our business and financial results.

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

If we and Pfizer cannot formulate and scale-up a wide range of dosage forms of REMOXY and other drug candidates designed to reduce potential risks of unintended use, we and Pfizer might determine that the commercial opportunity for REMOXY and these other drug candidates in certain dosage forms is too limited to warrant further investment in clinical testing and development.

We and Pfizer plan to formulate and scale-up a wide range of dosage forms of REMOXY and other drug candidates designed to reduce potential risks of unintended use. We and Pfizer may not be able to successfully complete our formulation or scale-up activities or we may determine that the commercial opportunity for REMOXY and these other drug candidates in certain dosage forms is too limited to warrant further investment. If we and Pfizer are unsuccessful in our formulation or scale-up activities with REMOXY and these other drug candidates, our future revenue from milestones and royalties under the Pfizer Agreements may be less than expected and our operations may suffer.

We and Pfizer rely solely on Durect to provide us with certain components of REMOXY and other drug candidates designed to reduce potential risks of unintended use and will continue to rely on Durect to produce commercial supplies of these components.

We and Pfizer rely on Durect as the sole source provider of certain components of REMOXY and other drug candidates designed to reduce potential risks of unintended use, and will rely solely on Durect to produce commercial supplies of these components. Durect’s failure for any reason to provide these components or to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business.

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

If Pfizer receives marketing approval for and commercially launches REMOXY or other candidates under the Pfizer Agreements, Durect may need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for REMOXY and these other drug candidates in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to FDA review and approval. If Durect is unable to successfully increase the manufacturing capacity for such components of REMOXY and these other drugs, at an acceptable cost or otherwise, and Pfizer is unable to establish alternative manufacturing capabilities, commercialization of REMOXY and these other drugs may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our future revenues and cause our business to suffer.

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

Although we were profitable in some years in the past based on payments from King and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $132.3 million at June 30, 2012. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We have funded all of our operations and capital expenditures with the proceeds from our public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We expect that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, we may elect to raise additional funds within such twelve-month period or need to raise additional funds thereafter and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, if available, such financings may involve covenants that restrict our business activities. If we raise additional capital through strategic alliance and license arrangements such as the Pfizer Agreements, we may have to trade our rights to our technology, intellectual property or drug candidates to others in such arrangements on terms that may not be favorable to us.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in efforts to seek regulatory approval for REMOXY, and in preclinical studies and clinical trials for our other drug candidates;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	the status of our collaboration agreements;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts, the media or major stockholders;

•	future sales of our common stock by existing stockholders;

•	developments with respect to potential merger and acquisition activity of companies with whom we have strategic alliances or other agreements;

•	regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;

•	litigation, including with respect to the lawsuit currently filed against us and our officers, or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

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

We are involved in a class action lawsuit filed against us and our officers that is expensive and time consuming, and, in the event of an adverse outcome, could harm our business, financial condition or results of operations.

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

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of any outstanding legal actions. Because of the number of shareholders involved, plaintiffs in class action lawsuits may claim enormous monetary damages even if the alleged claim is small on a per-shareholder basis. We have incurred expenses in connection with the defense of this lawsuit, and we may have to pay damages or settlement costs in connection with any resolution thereof. Any such expenses, damages or settlement costs may be substantial. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management’s attention from our operations.

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

Due to their combined stock holdings, our officers, directors and principal stockholders (stockholders holding greater than 5% of our common stock) acting collectively may have the ability to exercise significant influence over matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. In particular, Remi Barbier, our founder, Chairman of the Board of Directors, President and Chief Executive Officer, owns or controls a significant amount of the voting power of our outstanding capital stock. This concentration of ownership may delay or prevent a change in control of the Company and may make some transactions including but not limited to any merger, consolidation, or sale of substantially all of our assets, more difficult or impossible to complete without the support of key stockholders.

Publicly available information regarding stockholders’ ownership may not be comprehensive because the SEC does not require certain large stockholders to publicly disclose their stock ownership positions.

If the fair value of our stock increases and outstanding Performance Awards vest, we expect to use substantial amounts of cash to fund employee tax liabilities.

Our employees have Performance Awards that vest upon certain conditions. If these Performance Awards vest, we expect to issue the employees shares of our common stock net of statutory employment taxes. This net issuance results in fewer shares issued and uses our cash to fund these taxes. The use of cash could be substantially higher, depending on the fair value of our common stock on the date the Performance Awards vest. If our use of cash to fund these taxes is substantial, our stock price could decline.

We may in the future seek to fund the cash used for Performance Awards through the sale of our common stock. However, we may not be successful in selling shares of our common stock to fund the cash used for Performance Awards. If the number of shares we sell to fund the cash used for Performance awards is significant, our stock price could decline.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business or product candidates, our stock price could decline.

Securities or industry analysts publish research and reports about our business or product candidates. If one or more analysts issues unfavorable research about our business or our product candidates, including a downgrade of our common stock, the price of our stock may decline.

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

On June 22, 2012, the Company filed a Form 8-K regarding Compensatory Arrangements for Certain Officers. The contents of such Form 8-K, including the disclosures under Item 5.02 thereunder, are hereby incorporated by reference.

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

Date: August 2, 2012

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