Form 10-Q
period 2012-09-30
PAIN THERAPEUTICS INC
filed 2012-11-09
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	45,037,040
Shares Outstanding as of October 10, 2012

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2012	December 31, 2011(1)
Current assets
Cash and cash equivalents	$88,240	$73,144
Marketable securities	4,289	24,987
Other current assets	378	358

Total current assets	92,907	98,489
Property and equipment, net	—	122
Other assets	352	352

Total assets	$93,259	$98,963

Current liabilities
Accounts payable	$507	$464
Accrued development expense	793	914
Deferred program fee revenue - current portion	10,897	10,897
Accrued compensation and benefits	1,579	915
Other accrued liabilities	24	82

Total current liabilities	13,800	13,272

Non-current liabilities
Deferred program fee revenue - non-current portion	32,690	40,863
Deferred tax liabilities	437	435

Total liabilities	46,927	54,570

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	45	45
Additional paid-in-capital	180,142	176,425
Accumulated other comprehensive income	2	128
Accumulated deficit	(133,857)	(132,205)

Total stockholders’ equity	46,332	44,393

Total liabilities and stockholders’ equity	$93,259	$98,963

(1)	Derived from the Company’s audited financial statements as of December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Program fee revenue	$2,725	$2,725	$8,173	$8,173
Collaboration revenue	—	24	249	564

Total revenue	2,725	2,749	8,422	8,737
Operating expenses
Research and development	2,379	2,019	5,504	6,589
General and administrative	2,001	1,753	4,975	5,078

Total operating expenses	4,380	3,772	10,479	11,667

Operating loss	(1,655)	(1,023)	(2,057)	(2,930)
Interest income	105	208	405	708

Net loss	$(1,550)	$(815)	$(1,652)	$(2,222)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.04)	$(0.05)

Weighted-average shares used in computing net loss per share, basic and diluted	44,601	44,631	44,703	43,987

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(1,550)	$(815)	$(1,652)	$(2,222)
Other comprehensive loss
Net unrealized losses on marketable securities	(41)	(273)	(126)	(404)

Comprehensive loss	$(1,591)	$(1,088)	$(1,778)	$(2,626)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows provided by (used in) operating activities:
Net loss	$(1,652)	$(2,222)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred program fee revenue	(8,173)	(8,173)
Non-cash stock based compensation	4,033	4,217
Depreciation and amortization	122	128
Non-cash net interest income	345	973
Changes in operating assets and liabilities:
Receivables	—	6,474
Other current assets	(20)	60
Other non-current assets	—	75
Accounts payable	43	(551)
Accrued development expense	(121)	496
Accrued compensation and benefits	162	(927)
Other accrued liabilities	(58)	(1)
Deferred tax liabilities	2	—

Net cash provided by (used in) operating activities	(5,317)	549

Cash flows provided by investing activities:
Purchases of marketable securities	(13,876)	—
Maturities of marketable securities	34,103	57,400

Net cash provided by investing activities	20,227	57,400

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	186	8,962

Net cash provided by financing activities	186	8,962

Net increase in cash and cash equivalents	15,096	66,911
Cash and cash equivalents at beginning of the period	73,144	4,798

Cash and cash equivalents at end of the period	$88,240	$71,709

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. General

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY® (oxycodone) Extended-Release Capsules CII. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to the collaboration agreement and license agreement, or the Pfizer Agreements, between us and King Pharmaceuticals, Inc., or King, a subsidiary of Pfizer, Inc., or Pfizer.

In the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator
Net loss	$(1,550)	$(815)	$(1,652)	$(2,222)
Denominator
Weighted-average shares used in computing net loss per share, basic and diluted	45,096	44,631	44,869	43,987

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.04)	$(0.05)

We excluded weighted options outstanding to purchase common stock of 11.8 million for the third quarter of 2012, 13.8 million for the third quarter of 2011, 12.2 million for the first nine months of 2012 and 14.0 million for the first nine months of 2011 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3. Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
September 30, 2012
Cash and cash equivalents	$43,224	$—	$—	$43,224	$—	$43,224
Commercial paper	49,303	3	(1)	49,305	—	49,305
Corporate securities	—	—	—	—	—	—

	$92,527	$3	$(1)	$92,529	$—	$92,529

Reported as:
Cash and cash equivalents	$88,239	$1	$—	$88,240	$—	$88,240
Marketable securities	4,288	2	(1)	4,289	$—	4,289

	$92,527	$3	$(1)	$92,529	$—	$92,529

Maturities:
Matures in one year or less	$92,527	$3	$(1)	$92,529	$—	$92,529
Matures one to three years	—	—	—	—	—	—

	$92,527	$3	$(1)	$92,529	$—	$92,529

December 31, 2011
Cash and cash equivalents	$73,144	$—	$—	$73,144	$—	$73,144
Corporate securities	24,583	128	—	24,711	276	24,987

	$97,727	$128	$—	$97,855	$276	$98,131

Reported as:
Cash and cash equivalents	$73,144	$—	$—	$73,144	$—	$73,144
Marketable securities	24,583	128	—	24,711	276	24,987

	$97,727	$128	$—	$97,855	$276	$98,131

Maturities:
Matures in one year or less	$97,727	$128	$—	$97,855	$276	$98,131
Matures one to three years	—	—	—	—	—	—

	$97,727	$128	$—	$97,855	$276	$98,131

We did not realize any gains or losses on our investments in marketable securities during the third quarter and first nine months of 2012 or 2011. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2012
Cash and money market fund	$43,224	$—	$—	$43,224
Commercial paper	—	49,305	—	49,305

	$43,224	$49,305	$—	$92,529

December 31, 2011
Cash and money market fund	$62,446	$—	$—	$62,446
Commercial paper	—	10,698	—	10,698
Corporate securities	—	24,987	—	24,987

	$62,446	$35,685	$—	$98,131

Note 4. Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Research and development	$1,163	$646	$2,004	$2,146
General and Administrative	1,093	846	2,029	2,071

	$2,256	$1,492	$4,033	$4,217

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

We currently lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2014. We had a lease for office space in San Mateo, CA that expired in July 2012. Future minimum lease payments by year are as follows (in thousands):

	2012	2013	2014	Total
Future minimum lease payments	$450	$115	$81	$646

Note 7. Legal proceedings

K B Partners I, L.P., Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedmann and Peter S. Roddy.

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified.

Anders Goldfarb, derivatively on behalf of Pain Therapeutics, Inc. v. Remi Barbier, Nadav Friedmann, Michael J. O’Donnell, Patrick J. Scannon, Robert Z. Gussin, and Sanford R. Robertson.

On December 22, 2011, Anders Goldfarb filed a derivative action on behalf of Pain Therapeutics, Inc. against us and our directors listed above in the U.S. District Court for the Western District of Texas. As reported in our Report on Form 10Q for the quarterly period ended June 30, 2012, on April 26, 2012, the U.S. District Court for the Western District of Texas dismissed this action.

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

This document contains forward-looking statements, that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•

the New Drug Application, or NDA, for REMOXY® (oxycodone) Extended-Release Capsules CII resubmitted by King Pharmaceutical, Inc., or King, a subsidiary of Pfizer, Inc., or Pfizer, to the U.S. Food and Drug Administration, or FDA, and the Complete Response Letter Pfizer received by Pfizer from the FDA in response to King’s resubmission of the NDA for REMOXY;

•	royalty, milestone or collaboration revenue we may receive from Pfizer and other payments we may receive from our collaboration agreements;

•	the potential for development of a noninvasive, blood-based biomarker and clinical diagnostic for Alzheimer’s disease based on our published preclinical data;

•	the duration of the development period for expected drug candidates;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	operating losses and anticipated operating and capital expenditures;

•	expected uses of capital resources;

•	the potential benefits of our drug candidates;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing, interest income decreasing or fluctuations in our operating results;

•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	estimates concerning the realization of deferred tax assets.

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

•

the successful development and commercialization of REMOXY and other drug candidates pursuant to our collaboration and license agreements with Pfizer, or the Pfizer Agreements, and development of other drug candidates pursuant to our other collaboration agreements, and the continuation of such agreements;

•	difficulties or delays in research, development, testing and pursuit of regulatory approval of a biomarker and diagnostic for Alzheimer’s disease;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

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

We and King jointly managed a Phase III clinical program and NDA submission for REMOXY. In mid-2008, the FDA accepted our NDA for REMOXY with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In 2009, King assumed sole responsibility for the regulatory approval of REMOXY. This shift of responsibility did not change any economic term of our agreements with Pfizer. In December 2010, King resubmitted the REMOXY NDA. In January 2011, we announced that the FDA had accepted the resubmission of the REMOXY NDA. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter.

On November 1, 2012, Pfizer announced it plans to meet with the FDA in March 2013 to discuss REMOXY. Pfizer also announced the initiation of a new pharmacokinetic study with REMOXY.

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

We will receive a $15.0 million cash milestone payment from Pfizer upon regulatory approval of REMOXY in the United States. We could also receive up to $105.0 million from Pfizer in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers. Subject to certain limitations, Pfizer is also obligated to fund development expenses incurred by us pursuant to the Pfizer Agreements, which result in collaboration revenue. Pfizer is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the Pfizer Agreements. The royalty rate for net sales of REMOXY and the other three abuse-resistant product candidates covered by the Pfizer Agreements in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is set at 15%. The royalty rate for net sales of products covered by the Pfizer Agreements outside the United States is 10% on all of net sales.

On May 3, 2012, we announced that four U.S. patents were issued for REMOXY: Patents 8,133,507; 8,168,217; 8,153,152 and 8,147,870. These patents extend to 2025 and beyond. In Europe, REMOXY is covered by two granted patents that expire in 2016 and 2026, respectively, plus any eligible patent term extensions.

On July 18, 2012, we announced the publication of preclinical data with respect to a new approach to treat Alzheimer’s disease. The publication also suggests the usefulness of our approach to develop a noninvasive, blood-based biomarker and clinical diagnostic for Alzheimer’s disease.

Although we were profitable in 2006, 2007 and 2008 based on payments received under the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $133.9 million at September 30, 2012. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing and enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase substantially in the future as we:

•	conduct preclinical and clinical trials for our drug candidates;

•	seek regulatory approvals for our drug candidates;

•	develop, formulate, manufacture and commercialize our drug candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology, oncology and hematology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Compensation	$1,885	$1,426	$4,129	$4,692
Contractor fees (1)	275	242	794	828
Other common costs (2)	219	351	582	1,069

	$2,379	$2,019	$5,505	$6,589

(1)	Contractor fees generally includes expenses for preclinical studies, clinical trials and formulation and manufacturing activities.
(2)	Other common costs generally includes the allocation of common costs such as facilities.

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified.

On December 22, 2011, Anders Goldfarb filed a derivative action on behalf of Pain Therapeutics, Inc. against us and our directors listed above in the U.S. District Court for the Western District of Texas. As reported in our Report on Form 10Q for the quarterly period ended June 30, 2012, on April 26, 2012, the U.S. District Court for the Western District of Texas dismissed this action.

Critical Accounting Policies

The preparation of our financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•

Stock-based compensation. We recognize expense in the statement of operations for the fair value of all share-based payments to employees and directors, including grants of employee stock options and other share based awards. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-

line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years. We estimate forfeitures and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates.

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

Results of Operations

Three and nine months ended September 30, 2012 and 2011

Revenue – Program fee revenue

Program fee revenue recognized from the program fees we received under the Pfizer Agreements were $2.7 million for both the third quarter of 2012 and 2011 and $8.2 million for both the nine months ended September 30, 2012 and 2011.

Revenue - Collaboration revenue

Collaboration revenue from reimbursement of our development expenses incurred under the Pfizer Agreements was $0.2 million for the first nine months of 2012 and $0.6 million for the first nine months of 2011.

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

Research and development expense increased to $2.4 million in the third quarter of 2012 from $2.0 million in the third quarter of 2011. This increase was primarily related to higher non-cash stock related costs related to Performance Awards in the third quarter of 2012 as compared to the third quarter of 2011, offset in part by lower headcount-related costs. Research and development expense decreased to $5.5 million in the first nine months of 2012 from $6.6 million in the first nine months of 2011. This decrease was primarily due to lower headcount-related costs in 2012 compared to 2011. Research and development expenses included non-cash stock related compensation costs of $2.0 million in the first nine months of 2012 and $2.1 million in the first nine months of 2011.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense increased to $2.0 million in the third quarter of 2012 from $1.8 million in the third quarter of 2011. This increase was primarily related to higher non-cash stock related costs related to Performance Awards in the third quarter of 2012 as compared to the third quarter of 2011. General and administrative expense decreased to $5.0 million in the first nine months of 2012 from $5.1 million in the first nine months of 2011. This decrease was primarily due to lower headcount-related costs in 2012 compared to 2011. General and administrative expense included non-cash stock related compensation costs of $2.0 million in the first nine months of 2012 and $2.1 million in the first nine months of 2011.

We expect general and administrative expense to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest income decreased to $0.1 million in the third quarter of 2012 from $0.2 million in the third quarter of 2011 and to $0.4 million in the first nine months of 2012 from $0.7 million in the first nine months of 2011. We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2012, cash, cash equivalents and marketable securities were $92.5 million.

Net cash used in operating activities was $5.3 million for the first nine months of 2012 compared to net cash provided by operating activities of $0.5 million for the first nine months of 2011.

Net cash provided by investing activities was $20.2 million for the first nine months of 2012 and $57.4 million for the first nine months of 2011. Investing activities for the first nine months of 2012 consisted of purchases and maturities of marketable securities. Investing activities for the first nine months of 2011 consisted of maturities of marketable securities. There were no significant purchases of property and equipment in 2012 and 2011.

Cash from financing activities was $0.2 million in the first nine months of 2012 and $9.0 million in the first nine months of 2011. Financing activities consisted primarily of proceeds from stock option exercises.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. There is a high degree of uncertainty regarding the timing of future cash outflows associated with our liabilities related to uncertain tax positions. Our liability at September 30, 2012 related to our uncertain tax positions is immaterial.

We currently lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2014. We had a lease for office space in San Mateo, CA that expired in July 2012. Future minimum lease payments by year are as follows (in thousands):

	2012	2013	2014	Total
Future minimum lease payments	$450	$115	$81	$646

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2012. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales. King is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

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

We have an accumulated deficit of $133.9 million at September 30, 2012. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2012 by an immaterial amount. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of September 30, 2012, our investments consisted of investments in corporate and government notes and obligations, certificates of deposits or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

KB Partners I,L.P., Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedmann and Peter S. Roddy.

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified.

Anders Goldfarb, derivatively on behalf of Pain Therapeutics, Inc. v. Remi Barbier, Nadav Friedmann, Michael J. O’Donnell, Patrick J. Scannon, Robert Z. Gussin, and Sanford R. Robertson.

On December 22, 2011, Anders Goldfarb filed a derivative action on behalf of Pain Therapeutics, Inc. against us and our directors listed above in the U.S. District Court for the Western District of Texas. As reported in our Report on Form 10Q for the quarterly period ended June 30, 2012, on April 26, 2012, the U.S. District Court for the Western District of Texas dismissed this action.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to their resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. It is not known at this time whether this is an artifact of the testing method or a manufacturing deficiency. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter. There can be no assurance that the FDA will approve an NDA for REMOXY (even with additional data) or that the FDA will not require additional clinical or non-clinical data to be submitted. If the FDA were to require additional clinical or non-clinical data, providing such data may significantly delay the potential approval of REMOXY.

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

We rely on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under the Pfizer Agreements. Pfizer and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with our drug candidates under the Pfizer Agreements. For instance, Pfizer is developing AL-02 (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and owns Embeda (an extended-release oral formulation of morphine sulfate), and Avinza (a once-daily morphine treatment for moderate to severe pain). There can be no assurance that these other drugs or drug candidates in the Pfizer corporate family will not become competitive with our drug candidates being developed under the Pfizer Agreements. If time and resources devoted are limited or there is a failure to fund the continued development of REMOXY or other opioid drug candidates as required by the Pfizer Agreements, or there is otherwise a failure to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if King fails to perform as required under the Pfizer Agreements, their failure may jeopardize our rights under our license with Durect.

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

We have employees whose equity ownership in the Company could result in a substantial increase in personal wealth if the fair value of our common stock increases. Over time, this increase in personal wealth may make it more challenging to retain these employees.

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

Although we were profitable in some years in the past based on payments from King and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $133.9 million at September 30, 2012. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

On December 2, 2011, a purported class action lawsuit was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified.

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

Due to their combined stock holdings, our officers, directors and principal stockholders (stockholders holding greater than 5% of our common stock) acting collectively may have the ability to exercise significant influence over matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. In particular, Remi Barbier, our founder, Chairman of the Board of Directors, President and Chief Executive Officer, owns or controls a significant amount of the voting power of our outstanding capital stock. This concentration of ownership may delay or prevent a change in control of the Company and may make some transactions, including but not limited to any merger, consolidation, or sale of substantially all of our assets, more difficult or impossible to complete without the support of key stockholders.

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

Date: November 8, 2012

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