Form 10-K
period 2012-12-31
PAIN THERAPEUTICS INC
filed 2013-02-08
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $179,724,336 computed by reference to the last sales price of $4.69 as reported on the NASDAQ Global Select Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2012.

The number of shares outstanding of the Registrant’s common stock on January 31, 2013 was 45,332,131.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

PAIN THERAPEUTICS, INC.

FORM 10-K

PART I

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•

activities of Pfizer, Inc., or Pfizer, or its subsidiary King Pharmaceuticals, Inc., or King, with respect to obtaining approval of REMOXY® (oxycodone) Extended-Release Capsules CII, by the U.S. Food and Drug Administration, or FDA, including planned discussions between Pfizer and the FDA regarding REMOXY;

•	royalty, milestone or collaboration revenue we may receive from Pfizer and other payments we may receive from our collaboration agreements;

•	the potential for development of a noninvasive, blood-based biomarker and clinical diagnostic for Alzheimer’s disease based on our published preclinical data;

•

the duration of the development period for drug candidates being developed pursuant to our collaboration agreement and license agreement with King, or the Pfizer Agreements, and the effect of changes in our estimate of such period on recognition of program fee revenue under the Pfizer Agreements;

•	expectations regarding REMOXY commercialization activities of Pfizer and Pfizer’s acquisition of King potentially facilitating commercial success of REMOXY, if approved by the FDA;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	operating losses and anticipated operating and capital expenditures;

•	expected uses of capital resources;

•	the potential benefits of our drug candidates;

•	the utility of protection of our intellectual property and the timing of expiration of patents covering our product candidates;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing, interest income decreasing or fluctuations in our operating results;

•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	estimates concerning the realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or delays in the potential regulatory approval of the REMOXY NDA and in planned activities with respect to REMOXY development, including the potential for a request by the FDA of additional data which may require an extended period of time to obtain and submit, that could significantly delay or prevent such approval;

•	the successful development and commercialization of REMOXY and other drug candidates pursuant to the Pfizer Agreements;

•	difficulties or delays in research, development, testing and pursuit of regulatory approval of a biomarker and diagnostic for Alzheimer’s disease;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;

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

We and King jointly managed a Phase III clinical program and NDA submission for REMOXY. In mid-2008, the FDA accepted our NDA for REMOXY with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In 2009, King assumed sole responsibility for the regulatory approval of REMOXY. This shift of responsibility did not change any economic term of our agreements with Pfizer. In December 2010, King resubmitted the REMOXY NDA. In January 2011, we announced that the FDA had accepted the resubmission of the REMOXY NDA. In early 2011, Pfizer acquired King. References to Pfizer in this annual report also reference King where appropriate. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Sufficient information does not yet exist to accurately assess the time required to resolve the concerns raised in the FDA’s Complete Response Letter.

Pfizer recently announced its plans to meet with the FDA in March 2013 to discuss REMOXY.

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

Other product candidates

We believe the abuse-resistant technology used in REMOXY is applicable to different oral opioid painkillers. Our strategic alliance with Pfizer includes development of three other abuse-resistant opioid product candidates: hydromorphone, hydrocodone and oxymorphone. Our abuse-resistant formulations of hydromorphone and hydrocodone have completed Phase I clinical trials. These Phase I clinical trials were designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of a single, oral dose of the drug candidates in healthy volunteers. We believe results also indicate these product candidates are safe and well-tolerated and their release profile appears well-suited to use with a chronic pain population. In addition, the FDA has accepted our investigational new drug application, or IND, for abuse-resistant oxymorphone.

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

Retain Significant Rights to Our Drugs. We currently retain worldwide commercialization rights to all of our technology and drug candidates in all markets and indications, except for REMOXY and certain other abuse-resistant drugs that are subject to the Pfizer Agreements. In general, we intend to independently develop our drug candidates through late-stage clinical trials. In market segments that require large or specialized sales forces, we may seek sales and marketing alliances with third parties.

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

We also conduct basic research in collaboration with academic and other partners. Our research and development expenses were $15.7 million in 2010 and $8.3 million in 2011 and $7.6 million in 2012. We recorded contract revenue related to customer-sponsored research activities under the Pfizer Agreements of $1.3 million in 2010 and $0.6 million in 2011 and $0.2 million in 2012.

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

We plan to prosecute and defend our patent applications, allowed patents, issued patents and proprietary information. Our competitive position and potential future revenues will depend in large part upon our ability to protect our intellectual property from challenges and to enforce our patent rights against potential infringements.

We and our collaborators have filed patent applications with the U.S. Patent Office and outside the United States to further protect our technologies. Our material patents and the material patents we license from third parties include the following U.S. patents issued for REMOXY: 5,747,058; 8,133,507; 8,168,217; 8,153,152; 8,147,870 and 8,354,124. These patents extend to 2025 and beyond. In Europe, REMOXY is covered by two granted patents that expire in 2016 and 2026, respectively, plus any eligible patent term extensions.

Certain U.S. patent applications have published and been allowed by the U.S. Patent Office but not yet issued. Other U.S. patent applications have published but not yet allowed. Certain patent applications outside the

U.S. have been granted as patents. Other patent applications outside the U.S. have published or have not published but are pending.

We believe that the published and allowed patent applications as well as issued and granted patents would protect certain of our technologies through at least 2025. If the patent applications do not result in issued or granted patents, the duration or scope of our patent rights may be limited and our future revenues could be lower as a result.

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

Strategic Alliance with Pfizer

Our strategic alliance with Pfizer includes a collaboration agreement and a license agreement with King, its subsidiary, to develop and commercialize REMOXY and other abuse-resistant opioid painkillers.

We and Pfizer have a joint oversight committee, or JOC, to oversee drug development and commercialization strategies for the strategic alliance. Pfizer retains sole responsibility for the regulatory approval of REMOXY. Pfizer retains sole control of drug development and clinical activities, NDA submissions, and worldwide responsibility to commercialize abuse-resistant hydrocodone and we retain sole control of drug development activities in the United States through Phase II clinical trials for both abuse-resistant hydromorphone and oxymorphone. We and Pfizer will jointly manage Phase III clinical trials and NDA submissions in the United States for both abuse-resistant hydromorphone and oxymorphone. For both abuse-resistant hydromorphone and oxymorphone, upon regulatory approval, Pfizer will assume sole control and worldwide responsibility to exclusively commercialize abuse-resistant opioid drugs developed pursuant to the strategic alliance. Pfizer has responsibility for all development activities outside the United States. We retain all development and commercial rights in Australia and New Zealand.

We have received the following program fee and milestone payments under the Pfizer Agreements:

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

We will receive a $15.0 million cash milestone payment from Pfizer upon regulatory approval of REMOXY in the United States. We could also receive from Pfizer up to $105.0 million in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers under Pfizer Agreements. In addition, subject to certain limitations, Pfizer is obligated to fund development expenses incurred by us pursuant to the collaboration agreement.

Pfizer is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed pursuant to the strategic alliance. The royalty rate for net sales of REMOXY and other products covered by the strategic alliance in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is 15%. The royalty rate for net sales of products covered by the strategic alliance outside the United States is 10%. Pfizer is also obligated to reimburse us for our payment of third-party royalty obligations related to this strategic alliance.

The collaboration agreement with Pfizer continues until the later of the expiration of any patent rights licensed under the license agreement or developed under the collaboration agreement and the expiration of all periods of market exclusivity with respect to REMOXY and other abuse-resistant opioid drug candidates being developed under the strategic alliance. Currently, the last to expire issued patent covered by such arrangement expires beyond 2025; however, such date may be extended by the issuance of any additional patents pursuant to pending patent applications. We and Pfizer can terminate the collaboration agreement under certain circumstances, including material breach and insolvency. Our license agreement with Pfizer terminates at the time that the collaboration agreement terminates.

Formulation Agreement with Durect Corporation

We have an exclusive, worldwide Development and License Agreement, or the Durect Agreement, with Durect Corporation, or Durect, to use a patented technology that forms the basis for certain drug candidates, including REMOXY. We reimburse Durect for formulation and related work, and make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. Aggregate payments to Durect from the inception of the Durect Agreement in late 2002 to December 31, 2012 were approximately $37.2 million. We paid Durect $1.0 million in upfront payments under the Durect Agreement and $1.7 million for achievement of certain clinical and regulatory milestones. We could pay up to another $7.6 million of potential payments under the Durect Agreement following achievement of certain clinical and regulatory milestones. We have sub-licensed to Pfizer certain rights to develop and to commercialize REMOXY and certain other opioid drugs formulated in part with technology we licensed from Durect. Pfizer is obligated to reimburse us for all expenses for formulation and related work and for milestone payments we incur under our agreement with Durect.

We also are obligated to pay Durect royalties on any related drug sales. These royalties range from 6.0% to 11.5%, depending on the level of sales of licensed products in a given calendar year. In turn, Pfizer is obligated to reimburse us for all royalty expenses we incur under the agreement with Durect for product sales under our strategic alliance with Pfizer. Durect is obligated to supply Pfizer with certain components of REMOXY and other abuse-resistant opioid painkillers pursuant to a commercial supply agreement between King and Durect.

The Durect Agreement terminates on a country-by-country basis upon the later of the expiration of the last to expire of the patents licensed under such agreement or a certain number of years following first commercial sale in such country. Currently, the last to expire patent covered by such agreement expires beyond 2025. However, we expect such date may be extended by the issuance of any additional patents pursuant to pending patent applications. We can terminate the Durect Agreement with notice to Durect and we and Durect can terminate such agreement under certain circumstances, including material breach and insolvency.

Under our license agreement with Pfizer, we are obligated not to amend or terminate our agreement with Durect if an amendment or termination would alter the rights or obligations of Pfizer under the Pfizer Agreements.

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

We and Pfizer rely on Durect and other third-party manufacturers to formulate, manufacture, fill, label, ship or store REMOXY and other abuse-resistant drug candidates and their components. Pfizer is responsible for all manufacturing and supply of REMOXY. REMOXY and other product candidates under our strategic alliance with Pfizer are formulated using, in part, proprietary technology licensed from Durect.

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

The process for FDA approval of a diagnostic product is similar to the process for FDA approval of an NDA. The FDA requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a pre-market notification clearance, known as a 510(k) clearance, or 510(k) de novo clearance, or a Premarket Approval.

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

Competition

Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary opioid formulations may include, but are not limited to, Roxane Laboratories, Purdue Pharma, Pfizer, Abbott Laboratories, Endo Pharmaceuticals, Teva Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals. Alternative technologies are being developed to address the issue of abuse or misuse of opioid painkillers or increase opioid potency, as well as alternatives to opioid therapy for pain management, several of which are in clinical trials or are awaiting approval from the FDA.

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

Employees

As of December 31, 2012, we had 8 employees. We engage consultants from time to time to perform services on retainer, a per diem or hourly basis.

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

We rely on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under the Pfizer Agreements. Pfizer and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with our drug candidates under the Pfizer Agreements. For instance, Pfizer is developing ALO-02 (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and owns Embeda® (an extended-release oral formulation of morphine sulfate), and Avinza® (a once-daily morphine treatment for moderate to severe pain). There can be no assurance that these other drugs or drug candidates in the Pfizer corporate family will not become competitive with our drug candidates being developed under the Pfizer Agreements. If time and resources devoted are limited or there is a failure to fund the continued development of REMOXY or other opioid drug candidates as required by the Pfizer Agreements, or there is otherwise a failure to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if Pfizer fails to perform as required under the Pfizer Agreements, their failure may jeopardize our rights under our license with Durect.

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

Our ability to earn royalties from sales of REMOXY and other drugs subject to the Pfizer Agreements, and our ability to commercialize drugs we (alone or with other collaborators) may develop outside the Pfizer Agreement, will depend in part on the extent to which reimbursement can be obtained for such drugs from:

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

In addition, because patent applications are published some time after filing, and because applications can take several years to issue, there may be currently pending third-party patent applications that are unknown to us, which may later result in issued patents. If a third-party claims that we infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

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

Unfavorable media coverage of opioid pharmaceuticals could negatively affect our business.

Opioid drug abuse receives a high degree of media coverage. Unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs, the limitations of abuse-resistant formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, or the independent actions of Pfizer regarding the sales, marketing, distribution or storage of our drug products, could adversely affect our reputation. Such negative publicity could have an adverse effect on the potential size of the market for our drug candidates and decrease revenues and royalties, which would adversely affect our business and financial results.

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $135.7 million at December 31, 2012. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We will need to generate significant revenues to achieve and maintain profitability. If we or our collaborators cannot successfully develop, obtain regulatory approval for and commercialize our drug candidates, we will not be able to generate such revenues or achieve profitability in the future. Our failure to achieve or maintain profitability would have a material adverse impact on the market price of our common stock.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in efforts to seek regulatory approval for REMOXY, and in preclinical studies and clinical trials for our other drug candidates;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	the status of our collaboration agreements;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	adverse media coverage related to opioid pharmaceuticals;

•	future sales of our common stock by existing stockholders;

•	developments with respect to potential merger and acquisition activity of companies with whom we have strategic alliances or other agreements;

•	regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;

•	litigation, including with respect to the lawsuit currently filed against us and our officers, or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

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

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of any outstanding legal actions. We have incurred expenses in connection with the defense of this lawsuit, and we may have to pay damages or settlement costs in connection with any resolution thereof. Any such expenses, damages or settlement costs may be substantial. In addition, because of the number of shareholders involved, plaintiffs in class action lawsuits may claim enormous monetary damages even if the alleged claim is small on a per-shareholder basis. Any such expenses, damages or settlement costs may be substantial. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management’s attention from our operations.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and amounts of collaboration revenue recognized under the Pfizer Agreements, the timing and enrollment rates of clinical trials for our drug candidates, our need for clinical supplies and the valuation of stock-based compensation. Thus, quarter-to-quarter comparisons of our operating results may not be indicative of what to expect in the future. As a result, in some future quarters our clinical, financial or operating results may not meet the expectations of securities analysts and investors that could result in a decline in the price of our stock.

If securities or industry analysts publish inaccurate or unfavorable research about our business or product candidates, our stock price could decline.

Securities or industry analysts publish research and reports about our business or product candidates. An analyst’s conclusions regarding prospects for product candidates in the biopharmaceutical industry can include judgments based on the limited publicly-available data. If one or more analysts issues unfavorable research about our business or our product candidates, including a downgrade of our common stock, the price of our stock may decline.

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

KB Partners I, L.P., Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedmann and Peter S. Roddy.

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

Our common stock is quoted on the NASDAQ Global Select Market, or Nasdaq, under the symbol “PTIE.” The following table sets forth the high and low sales prices per share of our common stock as reported on Nasdaq for the periods indicated.

	Sales Prices
	High	Low
Fiscal 2011:
First Quarter	$9.82	$5.95
Second Quarter	$10.45	$3.28
Third Quarter	$5.53	$3.85
Fourth Quarter	$5.07	$3.54
Fiscal 2012:
First Quarter	$4.53	$3.45
Second Quarter	$5.03	$3.41
Third Quarter	$5.37	$3.50
Fourth Quarter	$5.86	$2.34

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and, notwithstanding our special nondividend distributions in December 2012 (of $0.75 per share of common stock totaling $34.0 million) and December 2010 (of $2.00 per share of common stock totaling $85.7 million), we have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 12, 2013, there were approximately 58 holders of record of our common stock.

Performance Graph

The following line graph compares the percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period commencing December 31, 2007.

The graph assumes that $100 was invested on December 31, 2007 in our common stock or an index, and that all dividends were reinvested. Notwithstanding our special nondividend distributions completed in 2012 and 2010, we have not declared or paid any dividends on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data (in thousands except per share data)

The following selected financial data should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. The selected balance sheet data at December 31, 2012 and 2011 and the selected statement of operations data for 2012, 2011 and 2010 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2010, 2009 and 2008 and the statements of operations for 2009 and 2008 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
	2012	2011	2010	2009	2008
Statement of operations data:
Program fee revenue	$10,641	$10,897	$10,496	$14,348	$14,348
Collaboration revenue	249	587	1,313	6,215	29,377
Milestone revenue	—	—	5,000	—	20,000

Total revenue	10,890	11,484	16,809	20,563	63,725

Research and development expense	7,605	8,300	15,746	21,059	45,817
General and administrative expense	7,182	6,698	14,766	6,258	9,196

Total operating expenses	14,787	14,998	30,512	27,317	55,013

Operating income (loss)	(3,897)	(3,514)	(13,703)	(6,754)	8,712
Interest and other income, net	451	901	1,680	1,777	6,018

Income (loss) before provision for (benefit from) income taxes	(3,446)	(2,613)	(12,023)	(4,977)	14,730
Provision for (benefit from) income taxes	—	—	—	(1,510)	(617)

Net income (loss)	$(3,446)	$(2,613)	$(12,023)	$(3,467)	$15,347

Net income (loss) per share:
Basic	$(0.08)	$(0.06)	$(0.28)	$(0.08)	$0.36

Diluted	$(0.08)	$(0.06)	$(0.28)	$(0.08)	$0.35

Weighted average shares used in computing net income (loss) per share:
Basic	44,753	44,160	42,644	42,165	42,252

Diluted	44,753	44,160	42,644	42,165	43,857

	December 31,
	2012	2011	2010	2009	2008
Balance sheet data:
Cash and cash equivalents	$49,355	$73,144	$4,798	$35,794	$153,158
Marketable securities	6,899	24,987	86,428	139,965	36,937
Working capital	46,508	85,217	84,414	159,959	170,522
Total assets	56,859	98,963	99,195	182,005	193,436
Deferred program fee revenue	41,119	51,760	62,657	68,153	82,502
Total liabilities	43,723	54,570	66,262	73,753	89,150
Total stockholders’ equity	13,136	44,393	32,933	108,252	104,286

In 2012, our Board of Directors approved a special nondividend distribution of $0.75 per share, totaling $34.0 million. In 2010, our Board of Directors approved a special nondividend distribution of $2.00 per share, totaling $85.7 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to a strategic alliance we have with Pfizer under the Pfizer Agreements.

Pfizer acquired King in early 2011, and references in this section to Pfizer include a reference to King. We expect REMOXY will be commercialized within Pfizer’s primary care unit. We believe Pfizer’s acquisition of King may facilitate REMOXY’s commercial success, if approved by the FDA.

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

Pfizer recently announced that it plans to meet with the FDA in March 2013 to discuss REMOXY.

We have received the following program fee and milestone payments under the Pfizer Agreements:

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

We will receive a $15.0 million cash milestone payment from Pfizer upon regulatory approval of REMOXY in the United States. We could also receive from Pfizer up to $105.0 million in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, Pfizer is obligated to fund development expenses incurred by us pursuant to the collaboration agreement.

Pfizer is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed pursuant to the strategic alliance. The royalty rate for net sales of REMOXY and other products covered by the strategic alliance in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is 15%. The royalty rate for net sales of products covered by the strategic alliance outside the United States is 10%. Pfizer is also obligated to reimburse us for our payment of third-party royalty obligations related to this strategic alliance.

Although we were profitable in 2006, 2007 and 2008 based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have recorded an accumulated deficit of $135.7 million at December 31, 2012. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology, oncology and hematology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years Ended December 31,
	2012	2011	2010
Compensation	$5,756	$5,785	$14,203
Contractor fees and supplies	1,099	1,176	287
Other common costs	750	1,339	1,256

	$7,605	$8,300	$15,746

Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs includes the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of our drug candidate REMOXY to be applicable to the other potential drug candidates that may arise out of our strategic alliance with Pfizer since all such potential drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing.

Our contractor fees and supplies expenses in 2012 related to programs outside of the strategic alliance with Pfizer were approximately $0.3 million.

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

In December 2012, we paid our stockholders a special non-dividend distribution of $0.75 per share, totaling $34.0 million.

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

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, collaboration revenue and milestone revenue in connection with our strategic alliance with Pfizer. Program fee revenue is derived from upfront payments under the Pfizer Agreements, including the $150.0 million paid to us at the beginning of the strategic alliance and the $5.0 million we received in July 2010 in connection with an amendment the Pfizer Agreements. These payments are recognized from receipt ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed under the strategic alliance with Pfizer. We currently estimate the development period for all four expected drug candidates to end in the quarter ended March, 2018. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. In the fourth quarter of 2012 we determined that our estimate of the development period should be extended from the third quarter of 2016 to the first quarter of 2018. Deferred program fee revenue represents the amount of the upfront payment that has not yet been recognized as program fee revenue. As a result of the change in estimate in the fourth quarter of 2012, program fee revenue was $0.3 million lower in 2012. Collaboration revenues from reimbursement of development expenses pursuant to our collaboration agreement with Pfizer are generally recognized when Pfizer has completed its review of the expenses invoiced to them. Pfizer is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the development of REMOXY and the other opioid painkillers under the strategic alliance. We recognize milestone payments from Pfizer as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to Pfizer under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with Pfizer.

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

Results of Operations

Years Ended December 31, 2012 and 2011

Revenue—Program fee revenue

We received a $150.0 million upfront fee in 2005 in connection with the closing of the Pfizer Agreements and $5.0 million in July 2010 in connection with an amendment to the Pfizer Agreements. Revenues recognized from amortization of upfront fees were $10.6 million in 2012 and $10.9 million in 2011. We expect to recognize the rest of the program fee ratably over our estimate of the remainder of the development period under the strategic alliance with Pfizer. We currently estimate the development period for all four expected drug candidates to extend through March 2018.

Revenue—Collaboration revenue

Collaboration revenues were $0.2 million in 2012 and $0.6 million in 2011. These revenues related to reimbursement of our development expenses incurred pursuant to the Pfizer Agreements. Collaboration revenues were lower in 2012 as compared to 2011 primarily because the reimbursement of expenses we incurred pursuant to the Pfizer Agreements was lower in 2012 as compared to 2011.

We expect the amount and timing of collaboration revenue to fluctuate in relation to the amount and timing of the underlying research and development expenses, as well as the timing of completion of Pfizer’s review of submitted expenses. We incurred $0.4 million of expenses in 2012 that continue to be subject to Pfizer’s review as of December 31, 2012. We expect Pfizer will reimburse us for these expenses in 2013.

Research and Development Expense

Research and development expense consists primarily of costs of development work associated with our drug candidates. Research and development expenses decreased to $7.6 million in 2012 from $8.3 million in 2011, primarily due to lower headcount and facilities-related costs. Research and development expenses included $3.2 million in non-cash stock related compensation expense in 2012 (including $0.8 million related to the nondividend distribution in December 2012) and $2.7 million in 2011. We expect non-cash stock-related compensation expense to decrease in 2013.

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

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses increased to $7.2 million in 2012 from $6.7 million in 2011, primarily due to higher non-cash stock related compensation expense, offset in part by lower headcount and facilities-related costs. General and administrative expenses included $3.4 million in non-cash stock related compensation expense in 2012 (including $1.0 million related to the nondividend distribution in December 2012) and $2.8 million in 2011. We expect non-cash stock-related compensation costs to decrease in 2013.

We expect other general and administrative expenses to increase over the next several years in connection with support of precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income, Net

Interest and other income, net, decreased to $0.5 million in 2012 from $0.9 million in 2011. We expect our interest income to decrease in the future as we use cash to fund our operations.

Provision for Income Taxes

We did not provide for federal income taxes in 2012 or 2011 because we had a tax loss for both 2012 and 2011.

Years Ended December 31, 2011 and 2010

Revenue—Program fee revenue

We received a $150.0 million upfront fee in 2005 in connection with the closing of the Pfizer Agreements and $5.0 million in July 2010 in connection with an amendment to the Pfizer Agreements. Revenues recognized from amortization of upfront fees were $10.9 million in 2011 and $10.5 million in 2010.

Revenue—Collaboration revenue

Collaboration revenues were $0.6 million in 2011 and $1.3 million in 2010. These revenues related to reimbursement of our development expenses incurred pursuant to the Pfizer Agreements. Collaboration revenues were lower in 2011 as compared to 2010 primarily because the reimbursable expenses we incurred pursuant to the Pfizer Agreements were lower in 2011 as compared to 2010.

Revenue—Milestone revenue

Milestone revenue of $5.0 million in 2010 was related to acceptance by the FDA of the IND for abuse-resistant oxymorphone under the Pfizer Agreements.

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

Research and development expenses included non-cash stock related compensation costs of $2.7 million in 2011 and $10.3 million in 2010. These costs in 2010 included $7.4 million for modifications made to outstanding stock options to prevent diminution of the benefit of these options from the special nondividend distribution to stockholders in the fourth quarter of 2010.

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $6.7 million in 2011 from $14.8 million in 2010. The decrease was primarily due to decreased non-cash stock-related compensation costs in 2011 as compared to 2010.

General and administrative expenses included non-cash stock related compensation costs of $2.8 million in 2011 and $9.9 million in 2010. These costs in 2010 included $7.4 million for modifications made to outstanding stock options to prevent diminution of the benefit of these options from the special nondividend distribution to stockholders in the fourth quarter of 2010.

Interest and Other Income, Net

Interest and other income, net, decreased to $0.9 million in 2011 from $1.7 million in 2010. This decrease was primarily due to decreased average balances of marketable securities.

Provision for Income Taxes

We did not provide for federal income taxes in 2011 or 2010 because we had a tax loss for both 2011 and 2010.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2012, cash, cash equivalents and marketable securities were $56.3 million.

Net cash used in operating activities was $7.2 million for 2012 and $0.3 million for 2011. In 2011, we collected $7.1 million from receivables at December 31, 2010.

Net cash provided by investing activities was $17.6 million for 2012 compared to $59.9 million for 2011. Investing activities for both years consisted primarily of the purchase, sale and maturities of marketable securities. We did not use any cash to purchase property, equipment and leasehold improvements in 2012 and 2011.

Net cash used by financing activities was $34.2 million for 2012 and cash provided by financing activities was $8.7 million for 2011. In December 2012, we paid our stockholders $34.0 million in a special non-dividend distribution of $0.75 per share. Other cash used in financing activities in 2012 consisted of $0.5 million in cash used to pay statutory taxes on Performance Awards that were exercised net of taxes, offset in part by $0.2 million received from stock option exercises. Other cash provided by financing activities in 2011 consisted primarily of cash from stock option exercises. We expect cash used to pay for statutory taxes on stock options and Performance Awards may increase in the future.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance.

We currently lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2014. Future minimum lease payments by year are as follows (in thousands):

	2013	2014	Total
Future minimum lease payments	$115	$81	$196

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2012. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. Pfizer is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $135.7 million at December 31, 2012. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2012 by an immaterial amount. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2012, our investments consisted of investments in corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 8, 2013

PAIN THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$49,355	$73,144
Marketable securities	6,899	24,987
Other current assets	253	358

Total current assets	56,507	98,489
Property and equipment, net	—	122
Other assets	352	352

Total assets	$56,859	$98,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$361	$464
Accrued development expense	929	914
Deferred program fee revenue—current portion	7,832	10,897
Accrued compensation and benefits	853	915
Other accrued liabilities	24	82

Total current liabilities	9,999	13,272
Non-current liabilities
Deferred program fee revenue—non-current portion	33,287	40,863
Deferred tax liabilities	437	435

Total liabilities	43,723	54,570
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 45,326,940 and 44,732,017 shares issued and outstanding at December 31, 2012 and 2011, respectively	45	45
Additional paid-in-capital	148,738	176,425
Accumulated other comprehensive income	4	128
Accumulated deficit	(135,651)	(132,205)

Total stockholders’ equity	13,136	44,393

Total liabilities and stockholders’ equity	$56,859	$98,963

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010
Revenue
Program fee revenue	$10,641	$10,897	$10,496
Collaboration revenue	249	587	1,313
Milestone revenue	—	—	5,000

Total revenue	10,890	11,484	16,809
Operating expenses
Research and development	7,605	8,300	15,746
General and administrative	7,182	6,698	14,766

Total operating expenses	14,787	14,998	30,512

Operating loss	(3,897)	(3,514)	(13,703)
Interest and other income, net	451	901	1,680

Net loss	$(3,446)	$(2,613)	$(12,023)

Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.28)

Weighted-average shares used in computing net loss per share, basic and diluted	44,753	44,160	42,644

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2012	2011	2010
Net loss	$(3,446)	$(2,613)	$(12,023)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	(124)	(397)	178

Comprehensive loss	$(3,570)	$(3,010)	$(11,845)

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
Balance at December 31, 2009	42,301,901	$42	$225,432	$347	$(117,569)	$108,252
Issuance of common stock pursuant to exercise of stock options and awards	569,935	1	1,940	—	—	1,941
Issuance of common stock related to employee stock purchase plan	38,328	—	144	—	—	144
Compensation with respect to non-employee option grants	—	—	35	—	—	35
Compensation with respect to employee option grants and share based awards	—	—	20,097	—	—	20,097
Non-dividend cash distribution of $2.00 per share	—	—	(85,691)	—	—	(85,691)
Other comprehensive income	—	—	—	178	—	178
Net loss	—	—	—	—	(12,023)	(12,023)

Balance at December 31, 2010	42,910,164	43	161,957	525	(129,592)	32,933
Issuance of common stock pursuant to exercise of stock options and awards	1,781,769	2	8,908	—	—	8,910
Issuance of common stock related to employee stock purchase plan	40,084	—	122	—	—	122
Compensation with respect to non-employee option grants	—	—	60	—	—	60
Compensation with respect to employee option grants and share based awards	—	—	5,378	—	—	5,378
Other comprehensive loss	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	(2,613)	(2,613)

Balance at December 31, 2011	44,732,017	$45	$176,425	$128	$(132,205)	$44,393
Issuance of common stock pursuant to exercise of stock options and awards, net of taxes paid on net issuance of stock options and awards	574,370	—	(366)	—	—	(366)
Issuance of common stock related to employee stock purchase plan	20,553	—	64	—	—	64
Compensation with respect to non-employee option grants	—	—	75	—	—	75
Compensation with respect to employee option grants and share based awards	—	—	6,535	—	—	6,535
Non-dividend cash distribution of $0.75 per share	—	—	(33,995)	—	—	(33,995)
Other comprehensive loss	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(3,446)	(3,446)

Balance at December 31, 2012	45,326,940	$45	$148,738	$4	$(135,651)	$13,136

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows used in operating activities:
Net loss	$(3,446)	$(2,613)	$(12,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock based compensation	6,610	5,428	20,132
Depreciation and amortization	122	163	232
Non-cash net interest income	342	1,141	1,252
Deferred program fee revenue	(10,641)	(10,897)	(10,496)
Changes in operating assets and liabilities:
Receivables	—	7,114	(4,812)
Other current assets	105	(214)	266
Other non-current assets	—	74	1,585
Accounts payable	(103)	(643)	(210)
Accrued development expense	15	656	(963)
Deferred program fee revenue	—	—	5,000
Excess tax benefits from equity-based compensation plans	(57)	339	(290)
Accrued compensation and benefits	(62)	(797)	574
Other accrued liabilities	(58)	(15)	(390)
Other non-current liabilities	2	4	—

Net cash used in operating activities	(7,171)	(260)	(143)

Cash flows provided by investing activities:
Purchase of marketable securities	(20,768)	(2,497)	(65,753)
Sales of marketable securities	—	—	7,407
Maturities of marketable securities	38,390	62,400	110,809

Net cash provided by investing activities	17,622	59,903	52,463

Cash flows provided by (used in) financing activities:
Nondividend distribution	(33,995)	—	(85,691)
Excess tax benefits from equity-based compensation plans	57	(339)	290
Proceeds from (cash used in) issuance of common stock, net	(302)	9,042	2,085

Net cash provided by (used in) financing activities	(34,240)	8,703	(83,316)

Net increase (decrease) in cash and cash equivalents	(23,789)	68,346	(30,996)
Cash and cash equivalents at beginning of the year	73,144	4,798	35,794

Cash and cash equivalents at end of the year	$49,355	$73,144	$4,798

Supplemental cash flow information:
Cash received for income taxes	$—	$—	$3,765

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. General

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY® (oxycodone) Extended-Release Capsules CII. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY and three other abuse-resistant painkillers are being developed pursuant to the collaboration agreement and license agreement, or the Pfizer Agreements, between us and King Pharmaceuticals, Inc., a subsidiary of Pfizer, Inc., or Pfizer.

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

We and Pfizer have a strategic alliance to develop and commercialize REMOXY and up to three other opioid painkillers designed to reduce potential risks of unintended use. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from the upfront payment received under the strategic alliance in December 2005 and is recognized ratably over our estimate of the development period of the four drug candidates expected to be developed under the strategic alliance. We currently estimate the development period for all four expected drug candidates to extend through March 2018. We review the estimated development period on a quarterly basis and change it if appropriate based upon our latest expectations. In the fourth quarter of 2012 we determined that our estimate of the development period should be extended from the third quarter of 2016 to the first quarter of 2018. Deferred program fee revenue represents the amount of the upfront payment that has not yet been recognized as program fee revenue. As a result of the change in estimate in the fourth quarter of 2012, program fee revenue was $0.3 million lower in 2012.

Collaboration revenues from reimbursement of development expenses are generally recognized when Pfizer has completed its review of the expenses invoiced to them.

Pfizer is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the clinical development of REMOXY and the other opioid painkillers under the strategic alliance. We recognize the milestone payments as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to Pfizer under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with Pfizer.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Numerator
Net loss	$(3,446)	$(2,613)	$(12,023)
Denominator
Weighted average shares used to compute basic net loss per share, basic and diluted	44,753	44,160	42,644

Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.28)

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

We excluded weighted options outstanding to purchase common stock of 13.2 million for 2012, 13.7 million for 2011 and 7.3 million for 2010 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

3. Collaboration Agreements

Pfizer, Inc.

Our strategic alliance with Pfizer includes a collaboration agreement and a license agreement to develop and commercialize REMOXY and other abuse-resistant opioid painkillers. We received a $150.0 million upfront fee in connection with the closing of this strategic alliance and $5.0 million in July 2010 in connection with an amendment to this strategic alliance, of which we recorded as program fee revenue $10.6 million in 2012, $10.9 million in 2011 and $10.5 million in 2010. In January 2011, we received $5.0 million for the acceptance by the FDA in 2010 of the IND for abuse-resistant oxymorphone. We could also receive from Pfizer up to $120.0 million in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers under the strategic alliance.

In addition, subject to certain limitations, Pfizer is obligated to fund development expenses incurred by us pursuant to the collaboration agreement, of which we recorded as collaboration revenue $0.2 million in 2012, $0.6 million in 2011 and $1.3 million in 2010. Pfizer is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed in connection with the strategic alliance. The royalty rate for net sales of REMOXY and other products covered by the strategic alliance with Pfizer in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is set at 15%. The royalty rate for net sales of products covered by the strategic alliance with Pfizer outside the United States is 10% on all of net sales.

Durect Corporation

We have an exclusive, worldwide licensing agreement with Durect Corporation to use a patented technology that forms the basis for certain drug candidates, including REMOXY. We have sub-licensed to Pfizer certain rights to develop and to commercialize REMOXY and certain other opioid drugs formulated in part with

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

technology we licensed from Durect. Under the agreement with Durect, we control all of the preclinical, clinical, commercial manufacturing and sales/marketing activities for REMOXY and other abuse-resistant opioid painkillers. We reimburse Durect for formulation and related work, and will make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. We also are responsible to pay Durect royalties on any related drug sales. Pfizer is obligated to reimburse us for costs we incur under the agreement with Durect, including royalties.

4. Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
December 31, 2012
Cash and cash equivalents	$49,352	$3	$—	$49,355	$—	$49,355
Corporate securities	$6,898	1	—	6,899	—	6,899

	$56,250	$4	$—	$56,254	$—	$56,254

Reported as:
Cash and cash equivalents	$49,352	$3	$—	$49,355	$—	$49,355
Marketable securities	6,898	1	—	6,899	—	6,899

	$56,250	$4	$—	$56,254	$—	$56,254

Maturities:
Matures in one year or less	$56,250	$4	$—	$56,254	$—	$56,254
Matures one to three years	—	—	—	—	—	—

	$56,250	$4	$—	$56,254	$—	$56,254

December 31, 2011
Cash and cash equivalents	$73,144	$—	$—	$73,144	$—	$73,144
Corporate securities	24,583	128	—	24,711	276	24,987

	$97,727	$128	$—	$97,855	$276	$98,131

Reported as:
Cash and cash equivalents	$73,144	$—	$—	$73,144	$—	$73,144
Marketable Securities	24,583	128	—	24,711	276	24,987

	$97,727	$128	$—	$97,855	$276	$98,131

Maturities:
Matures in one year or less	$97,727	$128	$—	$97,855	$276	$98,131
Matures one to three years	—	—	—	—	—	—

	$97,727	$128	$—	$97,855	$276	$98,131

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. Our realized gains and losses on our marketable securities were immaterial in 2012, 2011 and 2010.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Our assets measured at fair value (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2012
Cash and money market fund	$1,817	$—	$—	$1,817
Commercial paper	—	54,437	—	54,437

	$1,817	$54,437	$—	$56,254

December 31, 2011
Cash and money market fund	$62,446	$—	$—	$62,446
Commercial paper	—	10,698	—	10,698
Corporate securities	—	24,987	—	24,987

	$62,446	$35,685	$—	$98,131

5. Property and Equipment

Property and equipment at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Furniture, fixtures and equipment	$629	$672
Leasehold improvement	—	658

	629	1,330
Accumulated depreciation and amortization	(629)	(1,208)

	$—	$122

Depreciation and amortization expenses were $0.1 million in 2012, $0.2 million in 2011, and $0.2 million in 2010.

6. Stockholders’ Equity and Stock-Based Compensation

In 2012, our Board of Directors approved a special nondividend distribution of $0.75 per share, totaling $34.0 million. In 2010, our Board of Directors approved a special nondividend distribution of $2.00 per share, totaling $85.7 million.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Our non-cash stock-based compensation costs for the 1998 Equity Incentive Plan, the 2008 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan were $6.6 million in 2012, $5.4 million in 2011 and $20.1 million in 2010. Stock based compensation in 2012 and 2010 included $1.8 million and $14.8 million, respectively, for modifications made to options outstanding under the 1998 Equity Incentive Plan to prevent diminution of the benefit of these options from the nondividend distributions to stockholders in 2012 and 2010.

2008 Equity Incentive Plan

Under our 2008 Equity Incentive Plan, or 2008 Equity Plan, our employees, directors and consultants may be granted options that allow for the purchase of shares of our common stock. Incentive stock options may only be granted to employees. Shares reserved for issuance and available for grant under the 2008 Equity Incentive Plan were 5.7 million as of December 31, 2012, including adjustments related to the nondividend distributions in 2010 and 2012. The 2008 Equity Plan terminates in 2018.

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

In 2010 and 2012, stock options and Performance Awards outstanding under the 2008 Equity Plan were automatically adjusted to prevent diminution of the benefit of the options and Performance Awards for nondividend distributions to stockholders. In addition, the Compensation Committee of our Board of Directors adjusted the options outstanding under the 1998 Equity Incentive Plan to prevent diminution of the benefit of these options from the distributions on the same basis as the adjustments made to options and restricted stock units under the 2008 Equity Plan. Adjusting options outstanding under the 1998 Equity Incentive Plan resulted in additional non-cash equity related compensation expense of $1.8 million in 2012 and $14.8 million in 2010.

When stock options or Performance Awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled and returned to the 2008 Equity Plan. We then use our cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient. For stock options and Performance Awards issued in 2012 in a net exercise, 108,641 shares were returned to the 2008 Equity Plan and we paid $0.5 million to tax authorities on behalf of award recipients.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Options

Our stock option activity for 2012 was:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Outstanding as of December 31, 2011	12,557,143	$5.71	5.2	$0.5
Granted	1,080,000	$4.19
Exercised	(51,502)	$2.99
Cancelled	(1,714,795)	$5.82
Increase related to nondividend distribution	3,648,716

Outstanding as of December 31, 2012	15,519,562	$4.27	5.0	$0.2

Vested and expected to vest at December 31, 2012	15,261,348	$4.27	4.9	$0.2

Exercisable at December 31, 2012	12,536,405	$4.28	4.2	$0.1

Exercised Options includes actual shares issued. Cancelled Options includes options returned to the 2008 Equity Plan for the effect of options exercised net of the exercise price and taxes.

The pre-tax intrinsic value of options exercised was immaterial in 2012, calculated by multiplying options exercised each year by the difference between our stock price on the date of exercise and the exercise price of the options.

As of December 31, 2012, we expect to recognize compensation costs prior to forfeiture of $7.0 million related to non-vested options over the weighted average remaining recognition period of 2.4 years.

The following summarizes information about stock options outstanding at December 31, 2012 by a range of exercise prices:

		Options outstanding			Options exercisable
		Number of outstanding options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of vested options	Weighted average exercise price
Range of exercise prices
From	To
$1.35	$3.12	3,135,356	5.09	$2.83	2,560,614	$2.85
$3.18	$4.18	3,929,397	5.92	$3.61	2,249,436	$3.78
$4.27	$4.75	3,261,069	3.76	$4.47	3,261,069	$4.47
$4.77	$4.88	3,545,050	3.95	$4.84	3,545,050	$4.84
$4.90	$7.65	1,648,690	7.34	$6.95	920,236	$6.55

		15,519,562	5.00	$4.27	12,536,405	$4.28

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of our common stock. For options granted to employees and directors, we used certain factors to value each stock option granted, which resulted in a weighted average fair value of options granted during 2012, 2011 and 2010, as follows:

	2012	2011	2010
Volatility	56% to 64%	50% to 60%	48% to 50%
Risk-free interest rates	1%	1% to 3%	1% to 3%
Expected life of option	6 years	6 years	5 to 6 years
Dividend yield		—	—
Forfeiture rate	7%	6%	7% to 8%
Weighted average fair value of stock options granted	$1.70	$4.68	$2.23

Volatility is based on reviews of the historical volatility of our common stock. Risk-free interest rates are based on yields of U.S. treasury notes in effect at the date of grant. Expected life of option is based on actual historical option exercises. Dividend yield is zero because we do not anticipate paying cash dividends in the foreseeable future. We estimate forfeitures and adjust this estimate periodically based in part on the extent to which actual forfeitures differ from our estimates. Weighted average fair value of options granted includes the effect in 2012 and 2010 of the increase related to nondividend distributions.

For options granted to non-employees, we estimate the fair value of stock options granted using factors similar to those used for stock options granted to employees and directors and appropriate for the terms underlying the stock options granted to non-employees. We re-measure the compensation expense for options granted to non-employees over the related vesting period.

Performance Awards

At December 31, 2012, we have outstanding 3,250,065 shares of Performance Awards granted in 2012. If these Performance Awards vest, we would recognize $11.2 million in non-cash stock compensation expense. These Performance Awards expire in 2022. If the awards expire, the underlying shares will be returned to the 2008 Equity Incentive Plan.

In 2012, all of the 2,099,054 Performance Awards that were outstanding at December 31, 2011 were cancelled. All of these shares were returned to the 2008 Equity Incentive Plan.

In 2012, we granted 371,000 Performance Awards that vested in 2012 and for which we recognized stock-based compensation of $1.6 million in non-cash stock compensation expense.

In 2011, we granted Performance Awards valued at $0.7 million. During 2011, all 70,000 of these awards vested and we recognized related stock-based compensation expense of $0.1 million in research and development expenses and $0.6 million in general and administrative expenses. During 2011, 45,934 shares of the Performance Awards granted in 2010 were cancelled and returned to the 2008 Equity Incentive Plan.

In 2010, we granted Performance Awards valued at $0.7 million. During 2010, 78,748 shares of these awards vested and we recognized related stock-based compensation expense of $0.1 million in research and development expenses and $0.3 million in general and administrative expenses.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

2000 Employee Stock Purchase Plan

Under the amended and restated 2000 Employee Stock Purchase Plan, or the Purchase Plan, eligible employees may purchase common stock through payroll deductions of up to 15% of the employee’s compensation. The purchase price of the stock is generally 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. We have 422,584 shares reserved for issuance under the Purchase Plan at December 31, 2012.

We use Black-Scholes to estimate the fair value of rights granted under the Purchase Plan, using assumptions similar to those used in determining the fair value of options. Stock based compensation costs related to the Purchase Plan was immaterial in 2012.

7. Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2012, we have not made any matching contributions.

8. Income Taxes

We did not provide for income taxes in 2012, 2011 and 2010 because we did not have taxable income in those years.

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$9,200	$6,500	$3,000
Deferred license fee revenue	14,600	19,900	22,900
Research & development credits	6,400	6,300	5,800
Stock-related compensation	11,700	12,000	14,000
Other	600	900	700

Total deferred tax assets	42,500	45,600	46,400
Valuation allowance	(42,200)	(45,300)	(46,100)

Net deferred tax assets	$300	$300	$300

Except for certain of our research and development credits, we won’t realize our deferred tax assets until we are profitable. We are uncertain about the timing and amount of any future profits. Accordingly, we offset our deferred tax assets by a valuation allowance. The valuation allowance decreased by $3.1 million in 2012, decreased by $0.8 million in 2011 and increased by $4.5 million in 2010.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The federal portion of our pre-tax net operating loss carryforwards of $25.5 million expires between 2029 and 2032. The California state portion of our pre-tax net operating loss carryforwards of $30.9 million expires between 2017 and 2032.

We have taken federal tax deductions associated with stock option transactions over and above the stock related compensation expenses in our financial statements by approximately $3.6 million. We exclude this amount from our net operating loss carryforwards. If and when we are able to reduce our income taxes payable with these tax deductions, we will credit additional paid-in capital.

As of December 31, 2012, we had federal research and development tax credits of approximately $9.3 million, which expire in the years 2023 through 2032 and California state research and development tax credits of approximately $2.1 million.

Unrecognized tax benefits

We have unrecognized tax benefits related primarily to tax credits. A reconciliation of the beginning and ending unrecognized tax benefits recorded for 2012, 2011 and 2010 follows (in thousands):

	2012	2011	2010
Beginning balance	$5,100	$4,800	$4,600
Additions based on tax positions related to the current year	100	300	200
Reductions for tax positions related to prior years	—	—	—

Ending balance	$5,200	$5,100	$4,800

Our deferred tax liabilities result from reserves for credits used to reduce state taxes paid for 2006 and 2008. The total amount of unrecognized tax benefit that, if recognized if and when these reserves are never realized, would benefit our effective tax rate, is approximately $0.1 million. Interest expense related to our tax positions was immaterial for 2012, 2011 and 2010.

9. Leases and Commitments

We currently lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2014. Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2013	2014	Total
Future minimum lease payments	$115	$81	$196

We believe that our facilities are adequate and suitable for our current needs. Rent expense was $0.1 million for 2012, $0.6 million for 2011 and $0.9 million for 2010.

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

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Legal proceedings

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

11. Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2012
Total revenue	$2,973	$2,724	$2,725	$2,468
Net loss	$30	$(130)	$(1,550)	$(1,796)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.03)	$(0.04)
2011
Total revenue	$3,236	$2,752	$2,749	$2,747
Net loss	$(207)	$(1,200)	$(815)	$(391)
Basic and diluted net loss per share	$—	$(0.03)	$(0.02)	$(0.01)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2012. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2012 was effective.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pain Therapeutic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pain Therapeutics, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Pain Therapeutics, Inc. and our report dated February 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 8, 2013

Item 9B.	Other Information

5.02(e) On December 7, 2012, our Board of Directors approved adjustments to outstanding stock options and Performance Awards under our 2008 Equity Plan and 1998 Equity Incentive Plan to prevent diminution of the benefit of such awards in connection with our nondividend distribution on shares of common stock in December 2012. Adjustments for outstanding awards under the 2008 Equity Plan were made automatically pursuant to the existing terms of such plan and awards, and adjustments of outstanding awards under the 1998 Equity Incentive Plan were made by modification of such awards. Awards were adjusted by increasing the number of shares underlying such awards by 31% (with the aggregate adjustment increasing the number of shares of common stock outstanding under such awards by 4,318,781 shares), and adjusting the exercise price, as applicable, down by 76%. These adjustments were based on the proportionate effect that the nondividend distribution had on our commons stock trading price on the ex-dividend date.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information regarding our directors, executive officers and the audit committee of our board of directors is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2012.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders .	18,769,627	$3.54	6,119,595
Equity compensation plans not approved by stockholders .	—	—	—

Total	18,769,627	$3.54	6,119,595

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Comprehensive Income

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Management Contracts, Compensatory Plans and Arrangements.

Management contracts, compensatory plans and arrangements are indicated by the symbol “*” in the applicable exhibits listed in Item 15(b), below.

(b)	Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(4)*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.

10.2(4)*	1998 Equity Incentive Plan and form of agreements thereunder.

10.3(5)*	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.

10.4(6)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.5(6)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.

10.6(7)+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.7(7)+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

10.9(8)	2008 Equity Incentive Plan.

10.10(9)*	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.

10.11(9)*	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.

10.12(9)*	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.

10.13(9)*	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.

10.14(10)*	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.

10.15(10)*	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.

10.16(10)*	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.

10.17(11)+	Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.

10.18(11)*	2000 Employee Stock Purchase Plan, as amended and restated.

10.19(12)	Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.

10.20(6)	Amended Lease agreement, dated as of December 20, 2011 between Registrant and StoneCliff Office, L.P.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 65).

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the SEC on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2011.
(7)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(8)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 29, 2008.
(9)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2008.
(10)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2008.
(11)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2010.
(12)	Incorporated by reference from our report on Form 10-Q for the period ending March 31, 2011.
+	Confidential treatment has been requested or granted for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.
*	Management contract, compensatory plan or arrangement.

(b)	Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

(c)	Financial Statement Schedules

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

Dated: February 8, 2013

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

Signature	Title	Date

/S/ REMI BARBIER Remi Barbier	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 8, 2013

/S/ PETER S. RODDY Peter S. Roddy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 8, 2013

/S/ NADAV FRIEDMANN, PH.D., M.D. Nadav Friedmann, Ph.D., M.D.	Chief Operating and Medical Officer and Director	February 8, 2013

Robert Z. Gussin, Ph.D	Director

/S/ MICHAEL J. O’DONNELL, ESQ. Michael J. O’Donnell, Esq.	Director and Secretary	February 8, 2013

/S/ SANFORD R. ROBERTSON Sanford R. Robertson	Director	February 8, 2013

/S/ PATRICK SCANNON, M.D, PH.D. Patrick Scannon, M.D., Ph.D.	Director	February 8, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(3)	Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(4)*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.
10.2(4)*	1998 Equity Incentive Plan and form of agreements thereunder.
10.3(5)*	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.
10.4(6)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.5(6)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.6(7)+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.7(7)+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.9(8)*	2008 Equity Incentive Plan.
10.10(9)*	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.
10.11(9)*	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.
10.12(9)*	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.
10.13(9)*	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.
10.14(10)*	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.
10.15(10)*	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.
10.16(10)*	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.
10.17(11)+	Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
10.18(11)*	2000 Employee Stock Purchase Plan, as amended and restated.
10.19(12)	Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.
10.20(6)	Amended Lease agreement, dated as of December 20, 2011 between Registrant and StoneCliff Office, L.P.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 65).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.
(3)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 3, 2005.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the SEC on July 13, 2000.
(5)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(6)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2011.
(7)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(8)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 29, 2008.
(9)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2008.
(10)	Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2008.
(11)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2010.
(12)	Incorporated by reference from our report on Form 10-Q for the period ending March 31, 2011.
+	Confidential treatment has been requested or granted for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.
*	Management contract, compensatory plan or arrangement.