Form 10-Q
period 2013-03-31
PAIN THERAPEUTICS INC
filed 2013-04-24
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	45,332,131
Shares Outstanding as of April 10, 2013

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2013	December 31, 2012(1)
Current assets
Cash and cash equivalents	$51,591	$49,355
Marketable securities	2,800	6,899
Other current assets	127	253

Total current assets	54,518	56,507
Other assets	352	352

Total assets	$54,870	$56,859

Current liabilities
Accounts payable	$366	$361
Accrued development expense	382	929
Deferred program fee revenue—current portion	7,832	7,832
Accrued compensation and benefits	1,114	853
Other current liabilities	—	24

Total current liabilities	9,694	9,999
Non-current liabilities
Deferred program fee revenue—non-current portion	31,329	33,287
Deferred tax liabilities	437	437

Total liabilities	41,460	43,723
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	45	45
Additional paid-in-capital	149,423	148,738
Accumulated other comprehensive income	1	4
Accumulated deficit	(136,059)	(135,651)

Total stockholders’ equity	13,410	13,136

Total liabilities and stockholders’ equity	$54,870	$56,859

(1)	Derived from the Company’s audited financial statements as of December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenue
Program fee revenue	$1,958	$2,724
Collaboration revenue	—	249

Total revenue	1,958	2,973
Operating expenses
Research and development	1,183	1,609
General and administrative	1,218	1,512

Total operating expenses	2,401	3,121

Operating loss	(443)	(148)
Interest income	35	178

Net income (loss)	$(408)	$30

Net income (loss) per share, basic and diluted	$(0.01)	$0.00

Weighted-average shares used in computing net income (loss) per share:
Basic	44,932	44,732

Diluted	44,932	44,756

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended March 31,
	2013	2012
Net income (loss)	$(408)	$30
Other comprehensive loss
Net unrealized losses on marketable securities	(3)	(32)

Comprehensive loss	$(411)	$(2)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2013	2012
Cash flows used in operating activities:
Net income (loss)	$(408)	$30
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred program fee revenue	(1,958)	(2,724)
Non-cash stock based compensation	679	907
Depreciation and amortization	—	35
Non-cash net interest income	(7)	133
Changes in operating assets and liabilities:
Other current assets	126	(117)
Accounts payable	5	38
Accrued development expense	(547)	(495)
Accrued compensation and benefits	261	171
Other accrued liabilities	(24)	(48)

Net cash used in operating activities	(1,873)	(2,070)

Cash flows provided by investing activities:
Purchases of marketable securities	(2,797)	(4,795)
Maturities of marketable securities	6,900	7,500

Net cash provided by investing activities	4,103	2,705

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	6	—

Net cash provided by financing activities	6	—

Net increase in cash and cash equivalents	2,236	635
Cash and cash equivalents at beginning of the period	49,355	73,144

Cash and cash equivalents at end of the period	$51,591	$73,779

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Revenue Recognition and Deferred Program Fee Revenue

We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

We recognize program fee revenue, milestone revenue and collaboration revenue in connection with the Pfizer Agreements. Program fee revenue is derived from program fee payments we received under the Pfizer Agreements. These payments are recognized from receipt ratably over our estimate of the development period through the last to be developed of four drug candidates expected to be developed under the Pfizer Agreements. We currently estimate the development period for all four drug candidates to end by March 31, 2018. We periodically review the estimated development period and change it if appropriate based upon our latest expectations. Deferred program fee revenue represents the amount of the upfront program fee payments that have not yet been recognized as revenue.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended March 31,
	2013	2012
Numerator
Net income (loss)	$(408)	$30
Denominator
Weighted-average shares used in computing net income (loss) per share:
Basic	44,932	44,732

Diluted	44,932	44,756

Net income (loss) per share, basic and diluted	$(0.01)	$0.00

We excluded weighted options outstanding to purchase common stock of 14.4 million for the first quarter of 2013 and 12.1 million for the first quarter of 2012 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3. Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
March 31, 2013
Cash and cash equivalents	$28,714	$—	$—	$28,714	$—	$28,714
Corporate securities	25,676	1	—	25,677	—	25,677

	$54,390	$1	$—	$54,391	$—	$54,391

Reported as:
Cash and cash equivalents	$28,714	$—	$—	$28,714	$—	$28,714
Marketable securities	25,676	1	—	25,677	—	25,677

	$54,390	$1	$—	$54,391	$—	$54,391

Maturities:
Matures in one year or less	$54,390	$1	$—	$54,391	$—	$54,391
Matures one to three years	—	—	—	—	—	—

	$54,390	$1	$—	$54,391	$—	$54,391

December 31, 2012
Cash and cash equivalents	$49,352	$3	$—	$49,355	$—	$49,355
Corporate securities	$6,898	1	—	6,899	—	6,899

	$56,250	$4	$—	$56,254	$—	$56,254

Reported as:
Cash and cash equivalents	$49,352	$3	$—	$49,355	$—	$49,355
Marketable securities	6,898	1	—	6,899	—	6,899

	$56,250	$4	$—	$56,254	$—	$56,254

Maturities:
Matures in one year or less	$56,250	$4	$—	$56,254	$—	$56,254
Matures one to three years	—	—	—	—	—	—

	$56,250	$4	$—	$56,254	$—	$56,254

We did not realize any gains or losses on our investments in marketable securities during the first quarter of 2013 or 2012. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2013
Cash and money market fund	$28,714	$—	$—	$28,714
Corporate securities	—	25,677	—	25,677

	$28,714	$25,677	$—	$54,391

	Level 1	Level 2	Level 3	Total
December 31, 2012
Cash and money market fund	$1,817	$—	$—	$1,817
Corporate securities	—	54,437	—	54,437

	$1,817	$54,437	$—	$56,254

Note 4. Stock-Based Compensation

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three months ended March 31,
	2013	2012
Research and development	$303	$465
General and administrative	376	442

	$679	$907

Note 5. Income Taxes

We did not provide for income taxes in 2013 because we have projected a net loss for the full year 2013. Interest expense and penalties related to unrecognized tax benefits were immaterial for 2013 and 2012.

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

Note 7. Legal proceedings

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

•	timing of receiving information regarding Pfizer’s recent meeting with the FDA regarding REMOXY;

•	royalty, milestone or collaboration revenue we may receive from Pfizer and other payments we may receive from our collaboration and license agreements with Pfizer, or the Pfizer Agreements;

•	the benefits of Pfizer’s acquisition of King with respect to the commercial success of REMOXY, if approved by the FDA;

•	the duration of the development period for expected drug candidates;

•	timing of reimbursement of us by Pfizer for reimbursable development expenses we incurred under the Pfizer Agreements;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	operating losses and anticipated operating and capital expenditures;

•	expected uses of capital resources;

•	the potential benefits of our drug candidates;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing, interest income decreasing or fluctuations in our operating results;

•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	estimates concerning the realization of deferred tax assets.

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

•

the successful development and commercialization of REMOXY and other drug candidates pursuant to the Pfizer Agreements, and development of other drug candidates pursuant to our other collaboration agreements, and the continuation of such agreements;

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

Pfizer acquired King in early 2011, and references in this section to Pfizer include references to King. We expect REMOXY will be commercialized within Pfizer’s primary care unit. We believe Pfizer’s acquisition of King may facilitate REMOXY’s commercial success, if approved by the FDA.

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

In March 2013, Pfizer met with the FDA to discuss Pfizer’s plans to respond to the Complete Response Letter. We expect to receive information regarding the outcome of Pfizer’s meeting with the FDA in the second quarter of 2013.

We have received the following program fee and milestone payments under the Pfizer Agreements:

	Year	Amount Received
Description	Received	(mm)
Upfront program fee payment	2005	$150
Program fee payment related to an amendment to the strategic alliance	2010	$5
Milestone payments related to:
acceptance by the FDA of the NDA for REMOXY	2008	$15
acceptance by the FDA of the IND for abuse-resistant oxymorphone	2011	$5
acceptance by the FDA of the IND for abuse-resistant hydrocodone	2008	$5
acceptance by the FDA of the IND for abuse-resistant hydromorphone	2006	$5

We will receive a $15.0 million cash milestone payment from Pfizer upon regulatory approval of REMOXY in the United States. We could also receive from Pfizer up to $105.0 million in additional milestone payments in the course of clinical development of the other abuse-resistant opioid painkillers under the strategic alliance. In addition, subject to certain limitations, Pfizer is obligated to fund development expenses incurred by us pursuant to the Pfizer Agreements.

Pfizer is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, drugs developed pursuant to the Pfizer Agreements. The royalty rate for net sales of REMOXY and other products covered by the strategic alliance in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is 15%. The royalty rate for net sales of products covered by the strategic alliance outside the United States is 10%. Pfizer is also obligated to reimburse us for our payment of third-party royalty obligations related to this strategic alliance.

Although we were profitable in 2006, 2007 and 2008 based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have recorded an accumulated deficit of $136.1 million at March 31, 2013. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended March 31,
	2013	2012
Compensation	$792	$1,155
Contractor fees and supplies	286	239
Other common costs	105	215

	$1,183	$1,609

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

Our contractor fees and supplies expenses in the first quarter of 2013 related to programs outside of the strategic alliance with Pfizer were approximately $0.1 million.

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

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, milestone revenue and collaboration revenue in connection with the Pfizer Agreements. Program fee revenue is derived from upfront payments under the Pfizer Agreements. These payments are recognized from receipt ratably over our estimate of the development period for the last to be developed of four drug candidates expected to be developed under the Pfizer Agreements. We currently estimate the development period for all four expected drug candidates to end in the quarter ended March, 2018. We periodically review the estimated development period and change it if appropriate based upon our latest expectations. Deferred program fee revenue represents the amount of the upfront payment that has not yet been recognized as program fee revenue. Pfizer is obligated to pay us milestone payments contingent upon the achievement of certain substantive events in the development of REMOXY and the other opioid painkillers under the strategic alliance. We recognize milestone payments as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services we provide are priced at fair value based upon the reimbursement of expenses we incur. Collaboration revenues from reimbursement of development expenses pursuant to our collaboration agreement with Pfizer are generally recognized when Pfizer has completed its review of the expenses invoiced to them.

•

Income Taxes. We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings, if any. We are uncertain as to the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized in connection with our tax positions as interest expense, when appropriate.

Results of Operations

Three months ended March 31, 2013 and 2012

Revenue – Program fee revenue

Program fee revenue recognized from the program fees we received under the Pfizer Agreements were $2.0 million for the first quarter of 2013 and $2.7 million for the first quarter of 2012.

Revenue—Collaboration revenue

Collaboration revenue from reimbursement of our development expenses incurred under the Pfizer Agreements was $0.2 million for the first quarter of 2012. We did not receive any reimbursements in the first quarter of 2013. We paid development expenses under the Pfizer Agreements of $0.7 million in 2013 and $0.4 million in 2012 for which we expect Pfizer will reimburse us in the future.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	salaries and other personnel-related expenses.

Research and development expense decreased to $1.2 million in the first quarter of 2013 from $1.6 million in the first quarter of 2012, primarily due to lower headcount and facilities expenses. Research and development expenses included non-cash stock related compensation costs of $0.3 million in the first quarter of 2013 and $0.5 million in the first quarter of 2012.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense decreased to $1.2 million in the first quarter of 2013 from $1.5 million in the first quarter of 2012, primarily due to lower operating expenses. General and administrative expense included non-cash stock related compensation costs of $0.4 million in both the first quarter of 2013 and the first quarter of 2012.

We expect general and administrative expense to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest income decreased to $35 thousand in the first quarter of 2013 from $0.2 million in the first quarter of 2012, due to lower average cash balances in the first quarter of 2013. We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2013, cash, cash equivalents and marketable securities were $54.4 million.

Net cash used in operating activities was $1.9 million for the first quarter of 2013 and $2.1 million for the first quarter of 2012.

Net cash provided by investing activities was $4.1 million for the first quarter of 2013 and $2.7 million for the first quarter of 2012. These investing activities consisted of purchases and maturities of marketable securities.

Net cash provided by financing activities was $6 thousand for the first quarter of 2013. Financing activities consisted primarily of proceeds from stock option exercises.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2013. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales. Pfizer is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

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

We have an accumulated deficit of $136.1 million at March 31, 2013. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2013 by an immaterial amount. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments.

As of March 31, 2013, our investments consisted of investments in corporate obligations,

money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

If our drug candidates receive regulatory approval, we and our collaborators will be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we and our collaborators may also be subject to additional FDA post-marketing obligations or new regulations, all of which may result in significant expense and limit our and our collaborators’ ability to commercialize our potential drugs.

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

Pfizer completed its acquisition of King in 2011. Drugs or drug candidates being commercialized or developed by Pfizer, its subsidiaries and affiliates may compete for research, development and commercialization resources with our drug candidates that are subject to the Pfizer Agreements. Further, any post-merger integration of Pfizer’s and King’s businesses may divert the attention of management and personnel from their focus on seeking approval of REMOXY or otherwise supporting the other drug candidates that are subject to our collaboration. Pfizer is a much larger company than King was prior to Pfizer’s acquisition of King. Pfizer may have different strategic interests than King had as an independent company. There can be no assurance that King or Pfizer will devote sufficient resources to the continued development of REMOXY and the other drug candidate that are the subject of our collaboration in a timely manner.

If Pfizer or other outside collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, regulatory submissions and introductions for our products may be delayed.

We rely on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under the Pfizer Agreements. Pfizer and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with our drug candidates under the Pfizer Agreements. For instance, Pfizer is developing ALO-02 (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and owns Embeda® (an extended-release oral formulation of morphine sulfate), and Avinza® (a once-daily morphine treatment for moderate to severe pain). There can be no assurance that these other drugs or other drug candidates in the Pfizer corporate family will not become competitive with our drug candidates being developed under the Pfizer Agreements. If time and resources devoted are limited or there is a failure to fund the continued development of REMOXY or other opioid drug candidates as required by the Pfizer Agreements, or there is otherwise a failure to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if Pfizer fails to perform as required under the Pfizer Agreements, their failure may jeopardize our rights under our license with Durect.

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

Our ability to earn royalties from sales of REMOXY and milestone payments depends on Pfizer’s ability to obtain regulatory approval for and commercialize REMOXY. Additionally, our ability to earn royalties from sales of REMOXY and other drugs subject to the Pfizer Agreements will depend on Pfizer’s ability to maintain regulatory approval and achieve market acceptance of such drugs once commercialized. Pfizer or its subsidiaries may elect to independently develop drugs that could compete with ours or fail to commit sufficient resources to the development, marketing and distribution of REMOXY and other drugs developed under the Pfizer Agreements. Pfizer may not proceed with the commercialization of REMOXY and other drugs developed under the Pfizer Agreements with the same degree of urgency as we would because of other priorities they face. If Pfizer is not successful in developing or commercializing REMOXY for a variety of reasons, including but not limited to competition from other pharmaceutical companies, or if Pfizer fails to perform as we expect, our potential for revenue from drugs developed the Pfizer Agreements, if any, could be dramatically reduced and our business would suffer.

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

We depend on the services of our key personnel, including Remi Barbier, our Chairman, President and Chief Executive Officer. The loss of key personnel, including members of executive management as well as key bioengineering, product development, and technical personnel, could disrupt our operations and have an adverse effect on our business. We will need to hire additional qualified personnel with expertise in clinical research, preclinical testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and our search for such personnel may not be successful. Attracting and retaining qualified personnel is critical to our success.

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $136.1 million at March 31, 2013. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and amounts of collaboration revenue recognized under the Pfizer Agreements, the timing and enrollment rates of clinical trials for our drug candidates, our need for clinical supplies and the valuation of stock-based compensation. Thus, quarter-to-quarter comparisons of our operating results may not be not indicative of what we might expect in the future. As a result, in some future quarters our clinical, financial or operating results may not meet the expectations of securities analysts and investors that could result in a decline in the price of our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (2)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
+	Confidential treatment has been requested or granted for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ PETER S. RODDY
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: April 24, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws.

4.1 (1)	Specimen Common Stock Certificate.

4.2 (2)	Preferred Stock Rights Agreement, dated as of April 28, 2005 between Registrant and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 8-K as filed with the Securities and Exchange Commission on May 3, 2005.
+	Confidential treatment has been requested or granted for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.