Form 10-Q
period 2013-06-30
PAIN THERAPEUTICS INC
filed 2013-08-01
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	45,437,801
Shares Outstanding as of July 10, 2013

PAIN THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2013	December 31, 2012(1)
Current assets
Cash and cash equivalents	$51,545	$49,355
Marketable securities	1,300	6,899
Other current assets	3	253

Total current assets	52,848	56,507
Other assets	352	352

Total assets	$53,200	$56,859

Current liabilities
Accounts payable	$435	$361
Accrued development expense	572	929
Deferred program fee revenue—current portion	7,832	7,832
Accrued compensation and benefits	379	853
Other current liabilities	—	24

Total current liabilities	9,218	9,999
Non-current liabilities
Deferred program fee revenue—non-current portion	29,370	33,287
Deferred tax liabilities	437	437

Total liabilities	39,025	43,723
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	45	45
Additional paid-in-capital	150,489	148,738
Accumulated other comprehensive income	1	4
Accumulated deficit	(136,360)	(135,651)

Total stockholders’ equity	14,175	13,136

Total liabilities and stockholders’ equity	$53,200	$56,859

(1)	Derived from the Company’s audited financial statements as of December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue
Program fee revenue	$1,959	$2,724	$3,917	$5,448
Collaboration revenue	—	—	—	249

Total revenue	1,959	2,724	3,917	5,697
Operating expenses
Research and development	1,139	1,516	2,322	3,125
General and administrative	1,139	1,461	2,357	2,973

Total operating expenses	2,278	2,977	4,679	6,098

Operating loss	(319)	(253)	(762)	(401)
Interest income	18	123	53	300

Net loss	$(301)	$(130)	$(709)	$(101)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted-average shares used in computing net loss per share, basic and diluted	44,999	44,777	44,966	44,754

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(301)	$(130)	$(709)	$(101)
Other comprehensive loss
Net unrealized gains (losses) on marketable securities	—	(53)	3	(85)

Comprehensive loss	$(301)	$(183)	$(706)	$(186)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended
	June 30,
	2013	2012
Cash flows used in operating activities:
Net loss	$(709)	$(101)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred program fee revenue	(3,917)	(5,448)
Non-cash stock based compensation	1,491	1,776
Depreciation and amortization	—	70
Non-cash net interest income	(8)	270
Changes in operating assets and liabilities:
Other current assets	250	263
Other non-current assets	—	1
Accounts payable	74	37
Accrued development expense	(357)	(309)
Accrued compensation and benefits	(474)	(538)
Other accrued liabilities	(24)	(41)

Net cash used in operating activities	(3,674)	(4,020)

Cash flows provided by investing activities:
Purchases of marketable securities	(4,096)	(9,590)
Maturities of marketable securities	9,700	19,300

Net cash provided by investing activities	5,604	9,710

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	260	186

Net cash provided by financing activities	260	186

Net increase in cash and cash equivalents	2,190	5,876
Cash and cash equivalents at beginning of the period	49,355	73,144

Cash and cash equivalents at end of the period	$51,545	$79,020

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Net Loss per Share

Basic net loss per share is computed on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted net loss per share is computed on the basis of the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding stock options and Performance Awards.

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator
Net loss	$(301)	$(130)	$(709)	$(101)
Denominator
Weighted-average shares used in computing net loss per share, basic and diluted	44,999	44,777	44,966	44,754

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

We excluded weighted options outstanding to purchase common stock of 14.7 million for the second quarter of 2013 and 10.2 million for the second quarter of 2012, 14.6 million for the first half of 2013 and 11.3 million from the first half of 2012 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3. Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
June 30, 2013
Cash and cash equivalents	$45,915	$1	$—	$45,916	$—	$45,916
Commercial paper	6,929	—	—	6,929	—	6,929

	$52,844	$1	$—	$52,845	$—	$52,845

Reported as:
Cash and cash equivalents	$51,544	$1	$—	$51,545	$—	$51,545
Marketable securities	1,300	$—	—	1,300	—	1,300

	$52,844	$1	$—	$52,845	$—	$52,845

Maturities:
Matures in one year or less	$52,844	$1	$—	$52,845	$—	$52,845
Matures one to three years	—	—	—	—	—	—

	$52,844	$1	$—	$52,845	$—	$52,845

December 31, 2012
Cash and cash equivalents	$49,352	$3	$—	$49,355	$—	$49,355
Corporate securities	$6,898	1	—	6,899	—	6,899

	$56,250	$4	$—	$56,254	$—	$56,254

Reported as:
Cash and cash equivalents	$49,352	$3	$—	$49,355	$—	$49,355
Marketable securities	6,898	1	—	6,899	—	6,899

	$56,250	$4	$—	$56,254	$—	$56,254

Maturities:
Matures in one year or less	$56,250	$4	$—	$56,254	$—	$56,254
Matures one to three years	—	—	—	—	—	—

	$56,250	$4	$—	$56,254	$—	$56,254

We did not realize any gains or losses on our investments in marketable securities during the first half of 2013 or 2012. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2013
Cash and money market fund	$45,916	$—	$—	$45,916
Commercial paper	—	6,929	—	6,929

	$45,916	$6,929	$—	$52,845

	Level 1	Level 2	Level 3	Total
December 31, 2012
Cash and money market fund	$1,817	$—	$—	$1,817
Corporate securities	—	54,437	—	54,437

	$1,817	$54,437	$—	$56,254

Note 4. Stock-Based Compensation Expense

Our non-cash stock-based compensation expense is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Research and development	$337	$375	$641	$840
General and administrative	475	494	850	936

	$812	$869	$1,491	$1,776

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•

development activities and future plans of Pfizer, Inc., or Pfizer, or its subsidiary King Pharmaceuticals, Inc., or King, with respect to obtaining approval of REMOXY® (oxycodone) Extended-Release Capsules CII, by the U.S. Food and Drug Administration, or FDA;

•	timing of any updates regarding the development of REMOXY under our strategic alliance with Pfizer;

•	royalty, milestone or collaboration revenue we may receive from Pfizer and other payments we may receive from our collaboration and license agreements with Pfizer, or the Pfizer Agreements;

•	the benefits of Pfizer’s acquisition of King with respect to the commercial success of REMOXY, if approved by the FDA;

•	the duration of the development period for expected drug candidates;

•	timing of reimbursement of us by Pfizer for reimbursable development expenses we incurred under the Pfizer Agreements;

•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;

•	operating losses and anticipated operating and capital expenditures;

•	expected uses of capital resources;

•	the potential benefits of our drug candidates;

•	the utility of protection of our intellectual property;

•	expected future sources of revenue and capital and increasing cash needs;

•	potential competitors or competitive products;

•	market acceptance of our drug candidates and potential drug candidates;

•	expenses increasing, interest income decreasing or fluctuations in our operating results;

•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;

•	anticipated hiring and development of our internal systems and infrastructure;

•	the sufficiency of our current resources to fund our operations over the next twelve months;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	estimates concerning the realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or delays in the potential regulatory approval of the REMOXY NDA, including responding to current requests from the FDA and the potential for additional requests by the FDA for additional data which may require an extended period of time to obtain and submit, that could significantly delay or prevent such approval;

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

Overview

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate is called REMOXY. REMOXY is a strong painkiller with a unique formulation designed to reduce potential risks of unintended use. REMOXY is being developed pursuant to a strategic alliance we have with Pfizer under the Pfizer Agreements.

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

In March 2013, Pfizer met with the FDA to discuss Pfizer’s plans to respond to the Complete Response Letter. Pfizer described the meeting with the FDA in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as follows: “We met with the FDA in March 2013 to discuss our plan to address the June 2011 “complete response” letter. We received written guidance from the FDA in May regarding required next steps, including additional clinical studies, to address the letter. Based on this guidance, we are considering our options with respect to Remoxy. If we elect to continue development of Remoxy, we would not expect to submit a response to the “complete response” letter before mid-2015.”

On May 9, 2013, Pfizer provided us with a copy of minutes of their FDA meeting, and a letter that we filed with the SEC on Form 8-K on May 10, 2013.

We believe that Pfizer is continuing to develop REMOXY while they consider their options. We expect to provide additional information about Pfizer’s future plans for REMOXY in the fall of 2013.

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

Pfizer is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, REMOXY pursuant to the Pfizer Agreements. The royalty rate for net sales of REMOXY and other products covered by the strategic alliance in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is 15%. The royalty rate for net sales of products covered by the strategic alliance outside the United States is 10%. Pfizer is also obligated to reimburse us for our payment of third-party royalty obligations related to this strategic alliance.

We have yet to generate any revenues from product sales. We have recorded an accumulated deficit of $136.4 million at June 30, 2013. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Compensation	$652	$1,089	$1,444	$2,243
Contractor fees and supplies	348	281	633	519
Other common costs	139	146	245	363

	$1,139	$1,516	$2,322	$3,125

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

Our contractor fees and supplies expenses in the first half of 2013 related to programs outside of the strategic alliance with Pfizer were approximately $0.3 million.

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

Results of Operations

Three and six months ended June 30, 2013 and 2012

Revenue – Program fee revenue

Program fee revenue recognized from the program fees we received under the Pfizer Agreements were $2.0 million for the second quarter of 2013, $2.7 million for the first quarter of 2012, $3.9 million for the first half of 2013 and $5.4 million for the first half of 2012.

Revenue – Collaboration revenue

Collaboration revenue from reimbursement of our development expenses incurred under the Pfizer Agreements was $0.2 million for the first half of 2012. We did not receive any collaboration revenue in the first half of 2013.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,

•	clinical trials,

•	clinical supplies and related formulation and design costs, and

•	compensation and other personnel-related expenses.

Research and development expense decreased to $1.1 million in the second quarter of 2013 from $1.5 million in the second quarter of 2012 and to $2.3 million in the first half of 2013 from $3.1 million in the first half of 2012, primarily due to lower cash-based bonus and other compensation in 2013 as compared to 2012. Research and development expenses included non-cash stock related compensation expense of $0.3 million in the second quarter of 2013, $0.4 million in the second quarter of 2012, $0.6 million in the first half of 2013 and $0.8 million in the first half of 2012.

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies. We also expect non-cash equity related expenses to increase in the future.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense decreased to $1.1 million in the second quarter of 2013 from $1.5 million in the second quarter of 2012 and to $2.4 million in the first half of 2013 from $3.0 million in the first half of 2012, primarily due to lower cash-based bonus compensation in 2013 as compared to 2012. General and administrative expense included non-cash stock related compensation expense of $0.5 million in the second quarter of 2013, $0.5 million in the second quarter of 2012, $0.9 million in the first half of 2013 and $0.9 million in the first half of 2012.

We expect general and administrative expense to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies. We also expect non-cash equity related expenses to increase in the future.

Interest Income

Interest income decreased to $0.1 million in the first half of 2013 from $0.3 million in the first half of 2012, due to lower average cash balances in the first half of 2013 compared to the first half of 2012. We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2013, cash, cash equivalents and marketable securities were $52.8 million.

Net cash used in operating activities was $3.7 million for the first half of 2013 and $4.0 million for the first half of 2012.

Net cash provided by investing activities was $5.6 million for the first half of 2013 and $9.7 million for the first half of 2012. Investing activities consisted of purchases and maturities of marketable securities.

Net cash provided by financing activities was $0.3 million for the first half of 2013 and $0.2 million in the first half of 2012. Financing activities consisted primarily of proceeds from stock option exercises.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2013. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales. Pfizer is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

Our employees have Performance Awards that vest upon certain conditions. If these Performance Awards vest, we may issue the employees shares of our common stock net of statutory employment taxes. This net issuance results in fewer shares issued and uses our cash to cover these taxes. The use of cash could be higher or lower, depending on the fair value of our common stock on the date the Performance Awards vest.

We have an accumulated deficit of $136.4 million at June 30, 2013. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2013 by an immaterial amount. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of June 30, 2013, our investments consisted of investments in corporate obligations, money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to their resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. It is not known at this time whether this is an artifact of the testing method or a manufacturing deficiency. There can be no assurance that the FDA will approve an NDA for REMOXY (even with additional data) or that the FDA will not require additional clinical or non-clinical data to be submitted. If the FDA were to require additional clinical or non-clinical data, providing such data may significantly delay the potential approval of REMOXY and could result in Pfizer ceasing their development of or pursuing regulatory approval of REMOXY.

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

We rely on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY and other drug candidates under the Pfizer Agreements. Pfizer and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with our drug candidates under the Pfizer Agreements. For instance, Pfizer is developing ALO-02 (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and owns Embeda® (an extended-release oral formulation of morphine sulfate), and Avinza® (a once-daily morphine treatment for moderate to severe pain). There can be no assurance that these other drugs or other drug candidates in the Pfizer corporate family will not become competitive with our drug candidates being developed under the Pfizer Agreements. Pfizer may also determine, outside of the context of internal resource competition, to cease pursuit of development of REMOXY due to perceived difficulties of achieving regulatory approval, including as a result of potential time and cost concerns and concerns regarding any potential additional requests by the FDA for clinical or non-clinical data to support approval. If time and resources devoted are limited or there is a failure to fund the continued development of REMOXY or other opioid drug candidates as required by the Pfizer Agreements, or there is otherwise a failure to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if Pfizer fails to perform as required under the Pfizer Agreements, their failure may jeopardize our rights under our license with Durect.

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

Our ability to earn royalties from sales of REMOXY and milestone revenue depends on Pfizer’s ability to obtain regulatory approval for and commercialize REMOXY. Additionally, our ability to earn royalties from sales of REMOXY and other drugs subject to the Pfizer Agreements will depend on Pfizer’s ability to maintain regulatory approval and achieve market acceptance of such drugs once commercialized. Pfizer or its subsidiaries may elect to independently develop drugs that could compete with ours or fail to commit sufficient resources to the development, marketing and distribution of REMOXY and other drugs developed under the Pfizer Agreements. Pfizer may not proceed with the commercialization of REMOXY and other drugs developed under the Pfizer Agreements with the same degree of urgency as we would because of other priorities they face. If Pfizer is not successful in developing or commercializing REMOXY for a variety of reasons, including but not limited to competition from other pharmaceutical companies, or if Pfizer fails to perform as we expect, our potential for revenue from drugs developed the Pfizer Agreements, if any, could be dramatically reduced and our business would suffer.

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

Our ability to commercialize our drug candidates will depend on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Intellectual property rights in the areas of controlled-release technology and pharmaceutical ingredients are complicated and are continuously evolving. Holders of patent rights in these areas may allege that the commercialization of REMOXY or our other drug candidates infringes such patent rights. While we believe that we would have valid defenses to any claim of infringement, there can be no assurance that these or other third party patents will not limit our ability to commercialize REMOXY or our other drug candidates.

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

We and our collaborators have filed patent applications in the United States and select international jurisdictions to further protect our intellectual property. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, we do not know whether any of our pending applications will result in the issuance of patents, or if any existing or future patents will provide significant protection or commercial advantage or will be circumvented by others. There can be no assurance that patents will issue from our pending or future patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid. Thus, if these patent applications do not result in issued patents or result is a patent that is challenged by others, the duration or scope of our patent rights may be limited and our future revenues could be lower as a result.

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $136.4 million at June 30, 2013. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in efforts to seek regulatory approval for REMOXY, and in preclinical studies and clinical trials for our other drug candidates;

•	announcements by Pfizer regarding progress in, or decisions regarding whether to pursue, development of drug candidates subject to our strategic alliance;

•	publicity regarding actual or potential medical results relating to products under development by us or others;

•	the status of our collaboration agreements;

•	announcements of technological innovations or new commercial products by us or others;

•	developments in patent or other proprietary rights by us or others;

•	comments or opinions by securities analysts or major stockholders;

•	adverse media coverage related to opioid pharmaceuticals;

•	future sales of our common stock by existing stockholders;

•	developments with respect to potential merger and acquisition activity of companies with whom we have strategic alliances or other agreements;

•	regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;

•	litigation, including with respect to the lawsuit currently filed against us and our officers, or threats of litigation;

•	economic and other external factors or other disaster or crises;

•	the departure of any of our officers, directors or key employees;

•	period-to-period fluctuations in financial results; and

•	limited daily trading volume.

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

We are involved in a class action filed against us and our officers that is expensive and time consuming, and, in the event of an adverse outcome, could harm our business, financial condition or results of operations.

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

The rights issued pursuant to our Stockholder Rights Plan will become exercisable, subject to certain exceptions, the tenth business day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Preferred Stock Rights Agreement, dated as of June 20, 2013, between Registrant and Computershare Shareowner Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1 *	Amendment Number 1 to the 2008 Equity Incentive Plan.

10.2 *	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2013.
(3)	Incorporated by reference from the Company’s current report on Form 8-K filed June 20, 2013.
*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc. (Registrant)

/s/ REMI BARBIER
Remi Barbier, Chairman of the Board of Directors, President and Chief Executive Officer

/s/ PETER S. RODDY
Peter S. Roddy, Vice President and Chief Financial Officer

Date: August 1, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Amended and Restated Preferred Stock Rights Agreement, dated as of June 20, 2013, between Registrant and Computershare Shareowner Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1 *	Amendment Number 1 to the 2008 Equity Incentive Plan.

10.2 *	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended June 30, 2005.
(2)	Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2013.
(3)	Incorporated by reference from the Company’s current report on Form 8-K filed June 20, 2013.
*	Management contract, compensatory plan or arrangement.