Form 10-Q
period 2013-09-30
PAIN THERAPEUTICS INC
filed 2013-11-01
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-29959

_______________

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
Shares Outstanding as of October 10, 2013

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

Condensed Balance Sheets
(unaudited, in thousands)
	September 30, 2013	December 31, 2012(1)
Current assets:
Cash and cash equivalents	$49,727	$49,355
Marketable securities	1,300	6,899
Other current assets	389	253
Total current assets	51,416	56,507
Other assets	340	352
Total assets	$51,756	$56,859
Current liabilities:
Accounts payable	$531	$361
Accrued development expense	742	929
Deferred program fee revenue - current portion	7,832	7,832
Accrued compensation and benefits	550	853
Other current liabilities	—	24
Total current liabilities	9,655	9,999
Non-current liabilities:
Deferred program fee revenue - non-current portion	27,412	33,287
Deferred tax liabilities	437	437
Total liabilities	37,504	43,723
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	45	45
Additional paid-in-capital	151,328	148,738
Accumulated other comprehensive income	1	4
Accumulated deficit	(137,122)	(135,651)
Total stockholders' equity	14,252	13,136
Total liabilities and stockholders' equity	$51,756	$56,859

(1) Derived from the Company’s audited financial statements as of December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Program fee revenue	$1,958	$2,725	$5,875	$8,173
Collaboration revenue	—	—	—	249
Total revenue	1,958	2,725	5,875	8,422
Operating expenses:
Research and development	1,444	2,379	3,766	5,504
General and administrative	1,290	2,001	3,647	4,975
Total operating expenses	2,734	4,380	7,413	10,479
Operating loss	(776)	(1,655)	(1,538)	(2,057)
Interest income	14	105	67	405
Net loss	$(762)	$(1,550)	$(1,471)	$(1,652)
Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.04)
Weighted-average shares used in computing
net loss per share, basic and diluted	45,037	44,601	44,990	44,703

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(762)	$(1,550)	$(1,471)	$(1,652)
Other comprehensive loss:
Net unrealized gains (losses) on marketable securities	(1)	(41)	(3)	(126)
Comprehensive loss	$(763)	$(1,591)	$(1,474)	$(1,778)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Condensed Statements of Cash Flows
(unaudited, in thousands)
	Nine months ended
	September 30,
	2013	2012
Cash flows used in operating activities:
Net loss	$(1,471)	$(1,652)
Adjustments to reconcile net loss to net cash used
in operating activities:
Deferred program fee revenue	(5,875)	(8,173)
Non-cash stock based compensation	2,330	4,033
Depreciation and amortization	—	122
Non-cash net interest income	(9)	345
Changes in operating assets and liabilities:
Other current assets	(136)	(20)
Other non-current assets	12	—
Accounts payable	170	43
Accrued development expense	(187)	(121)
Accrued compensation and benefits	(303)	162
Other accrued liabilities	(24)	(58)
Deferred tax liabilities	—	2
Net cash used in operating activities	(5,493)	(5,317)
Cash flows provided by investing activities:
Purchases of marketable securities	(5,395)	(13,876)
Maturities of marketable securities	11,000	34,103
Net cash provided by investing activities	5,605	20,227
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	260	186
Net cash provided by financing activities	260	186
Net increase in cash and cash equivalents	372	15,096
Cash and cash equivalents at beginning of the period	49,355	73,144
Cash and cash equivalents at end of the period	$49,727	$88,240

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate, REMOXY, is an extended-release oral formulation of oxycodone for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. We designed REMOXY to discourage common methods of tampering and misuse. REMOXY is being developed pursuant to the collaboration agreement and license agreement, or the Pfizer Agreements, between us and King Pharmaceuticals, Inc., a subsidiary of Pfizer, Inc., or Pfizer.

In the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

We recognize program fee revenue, milestone revenue and collaboration revenue in connection with the Pfizer Agreements. Program fee revenue is derived from program fee payments we received under the Pfizer Agreements. These payments are recognized from receipt ratably over our estimate of the development period through the last to be developed of four drug candidates expected to be developed under the Pfizer Agreements. As of September 30, 2013, we estimated the development period to end by March 31, 2018. We periodically review the estimated development period and change it if appropriate based upon our latest expectations. Deferred program fee revenue represents the amount of the upfront program fee payments that have not yet been recognized as revenue.

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

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. We would recognize an impairment charge when the decline in the estimated fair value of a marketable security below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including any adverse changes in the investees’ financial condition, how long the fair value has been below the amortized cost and whether it is more likely than not that we would elect to or be required to sell the marketable security before its anticipated recovery.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator
Net loss	$(762)	$(1,550)	$(1,471)	$(1,652)
Denominator
Weighted-average shares used in computing net
loss per share, basic and diluted	45,037	44,601	44,990	44,703
Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.04)

We excluded weighted options outstanding to purchase common stock of 16.4 million for the third quarter of 2013 and 11.8 million for the third quarter of 2012, 14.7 million for the first nine months of 2013 and 12.2 million for the first nine months of 2012 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
September 30, 2013
Cash and cash equivalents	$41,528	$—	$—	$41,528	$—	$41,528
Commercial paper	9,498	1	—	9,499	—	9,499
	$51,026	$1	$—	$51,027	$—	$51,027
Reported as:
Cash and cash equivalents	$49,726	$1	$—	$49,727	$—	$49,727
Marketable securities	1,300	—	—	1,300	—	1,300
	$51,026	$1	$—	$51,027	$—	$51,027
Maturities:
Matures in one year or less	$51,026	$1	$—	$51,027	$—	$51,027
Matures one to three years	—	—	—	—	—	-
	$51,026	$1	$—	$51,027	$—	$51,027
December 31, 2012
Cash and cash equivalents	$49,352	$3	$—	$49,355	$—	$49,355
Corporate securities	$6,898	1	—	6,899	—	6,899
	$56,250	$4	$—	$56,254	$—	$56,254
Reported as:
Cash and cash equivalents	$49,352	$3	$—	$49,355	$—	$49,355
Marketable securities	6,898	1	—	6,899	—	6,899
	$56,250	$4	$—	$56,254	$—	$56,254
Maturities:
Matures in one year or less	$56,250	$4	$—	$56,254	$—	$56,254
Matures one to three years	—	—	—	—	—	—
	$56,250	$4	$—	$56,254	$—	$56,254

We did not realize any gains or losses on our investments in marketable securities during the first nine months of 2013 or 2012. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2013
Cash and money market fund	$41,528	$—	$—	$41,528
Commercial paper	—	9,499	—	9,499
	$41,528	$9,499	$—	$51,027
December 31, 2012
Cash and money market fund	$1,817	$—	$—	$1,817
Corporate securities	—	54,437	—	54,437
	$1,817	$54,437	$—	$56,254

Note 4.  Stock-Based Compensation Expense

Our non-cash stock-based compensation expenses are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Research and development	$369	$1,163	$1,010	$2,004
General and administrative	470	1,093	1,320	2,029
	$839	$2,256	$2,330	$4,033

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

Note 9.   Subsequent events

On October 21, 2013, we and Pfizer amended the Pfizer Agreements to focus on REMOXY. This amendment did not change any of the economic terms related to REMOXY.

Pursuant to the amendment, Pfizer terminated its rights and obligations with respect to abuse-resistant formulations of hydrocodone, hydromorphone and oxymorphone. We are not restricted under the Pfizer Agreements from developing or marketing, and we do not have any royalty or other obligations to Pfizer with respect to, these drug candidates.

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•

development activities and future plans of Pfizer, Inc., or Pfizer, or its subsidiary King Pharmaceuticals, Inc., or King, with respect to conducting additional clinical trials to potentially support obtaining approval of  REMOXY® (oxycodone) Extended-Release Capsules CII, by the U.S. Food and Drug Administration, or FDA;

•

timing of any activities  by Pfizer regarding the development of REMOXY under our collaboration and license agreements with Pfizer, or the Pfizer Agreements, including timing regarding potential submission of a complete response to the FDA with respect to the New Drug Application, or NDA, for REMOXY;

•	royalty, milestone or collaboration revenue we may receive from the Pfizer Agreements;
•	the benefits of Pfizer’s acquisition of King with respect to the commercial success of REMOXY, if approved by the FDA;
•	potential formulation of additional dosage forms of our drug candidates;
•	operating losses and anticipated operating and capital expenditures;
•	expected uses of capital resources;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expenses increasing, interest income decreasing or fluctuations in our operating results;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months;
•	assumptions and estimates used for our disclosures regarding stock-based compensation; and
•	estimates concerning the realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or delays in the potential regulatory approval of the REMOXY NDA, including Pfizer’s planned conduct of additional studies for REMOXY in response to feedback from the FDA and the potential for requests by the FDA for additional data which may require an extended period of time to obtain and submit;

•

the successful development and commercialization of REMOXY pursuant to the Pfizer Agreements, and development of other drug candidates pursuant to our other collaboration agreements, and the continuation of such agreements;

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

Overview

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate, REMOXY, is an extended-release oral formulation of oxycodone for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. We designed REMOXY to discourage common methods of tampering and misuse.  REMOXY is being developed pursuant to a strategic alliance we have with Pfizer under the Pfizer Agreements.

Pfizer acquired King in early 2011, and references in this section to Pfizer include references to King. We believe Pfizer's acquisition of King may facilitate REMOXY's commercial success, if approved by the FDA.

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

In March 2013, Pfizer met with the FDA to discuss Pfizer’s plans to respond to the Complete Response Letter. Pfizer described the meeting with the FDA in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as follows: “We met with the FDA in March 2013 to discuss our plan to address the June 2011 "complete response" letter. We received written guidance from the FDA in May regarding required next steps, including additional clinical studies, to address the letter.   Based on this guidance, we are considering our options with respect to Remoxy. If we elect to continue development of Remoxy, we would not expect to submit a response to the “complete response” letter before mid-2015.”

On May 9, 2013, Pfizer provided us with a copy of minutes of their FDA meeting, and a  letter that we filed with the SEC on Form 8-K on May 10, 2013.

On October 21, 2013, Pfizer informed us that, having achieved technical milestones related to manufacturing, they plan to continue the development program for REMOXY. We also were informed that, following guidance received from the U.S. Food and Drug Administration (FDA) earlier this year, Pfizer plans to proceed with the additional clinical studies and other actions required to address the Complete Response Letter received in June 2011. These new clinical studies are expected to include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. The FDA did not require any further drug efficacy trials. As previously disclosed, the complete response submission is not expected to occur prior to mid-2015.

On October 21, 2013, we and Pfizer amended the Pfizer Agreements to focus on REMOXY. This amendment did not change any of the economic terms related to REMOXY. We are eligible to receive from Pfizer a $15.0 million payment upon FDA approval of REMOXY. Pfizer is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, REMOXY pursuant to the Pfizer Agreements. After commercial launch, we will receive from Pfizer a royalty of 20% of net sales of REMOXY in the United States, except as to the first cumulative $1.0 billion in net sales, which royalty is set at 15%. The royalty rate outside the U.S. is 10%. Pfizer is also obligated to reimburse us for our payment of third-party royalty obligations related to this strategic alliance.

As part of the October 2013 amendment to the Pfizer Agreements, Pfizer terminated its rights and obligations with respect to abuse-resistant formulations of hydrocodone, hydromorphone and oxymorphone. Under the terms of the amendment, we are not restricted under the Pfizer Agreements from developing or marketing, and we do not have any royalty or other obligations to Pfizer with respect to, these drug candidates. Investigational New Drug, or IND, applications for all three of these drug candidates are in place with FDA. We have not yet made a decision to develop or to out-license such drug candidates.

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

We have yet to generate any revenues from product sales. We have recorded an accumulated deficit of $137.1 million at September 30, 2013. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Compensation	$822	$1,885	$2,266	$4,129
Contractor fees and supplies	368	275	1,003	794
Other common costs	254	219	497	581
	$1,444	$2,379	$3,766	$5,504

Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of REMOXY to be applicable to the other abuse-deterrent drug candidates since all such abuse-deterrent drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing.

Our contractor fees and supplies expenses in the first nine months of 2013 related to programs outside of the Pfizer Agreements were approximately $0.4 million.

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

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, milestone revenue and collaboration revenue in connection with the Pfizer Agreements. Program fee revenue is derived from upfront payments under the Pfizer Agreements. These payments are recognized from receipt ratably over our estimate of the development period for the last to be developed of four drug candidates expected to be developed under the Pfizer Agreements.  As of September 30, 2013, we estimated the development period to end by March 31, 2018. Deferred program fee revenue represents the amount of the upfront payment that has not yet been recognized as program fee revenue. We recognize milestone payments as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services we provide are priced at fair value based upon the reimbursement of expenses we incur.  Collaboration revenues from reimbursement of development expenses pursuant to our collaboration agreement with Pfizer are generally recognized when Pfizer has completed its review of the expenses invoiced to them.

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

Results of Operations - Three and nine months ended September 30, 2013 and 2012

Revenue – Program fee revenue

Program fee revenue recognized from the program fees we received under the Pfizer Agreements were $2.0 million for the third quarter of 2013, $2.7 million for the third quarter of 2012, $5.9 million for the first nine months of 2013 and $8.2 million for the first nine months of 2012.

Revenue –  Collaboration revenue

Collaboration revenue from reimbursement of our development expenses incurred under the Pfizer Agreements was $0.2 million for the first nine months of 2012. We did not receive any collaboration revenue in the first nine months of 2013.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and

•	compensation and other personnel-related expenses.

Research and development expenses decreased to $1.4 million in the third quarter of 2013 from $2.4 million in the third quarter of 2012 and to $3.8 million in the first nine months of 2013 from $5.5 million in the first nine months of 2012, primarily due to lower cash-based bonus and lower non-cash-based compensation in 2013 as compared to 2012. Research and development expenses included non-cash stock related compensation expense of $0.4 million in the third quarter of 2013, $1.2 million in the third quarter of 2012, $1.0 million in the first nine months of 2013 and $2.0 million in the first nine months of 2012.

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

General and Administrative Expense

General and administrative expenses consists primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $1.3 million in the third quarter of 2013 from $2.0 million in the third quarter of 2012 and to $3.6 million in the first nine months of 2013 from $5.0 million in the first nine months of 2012, primarily due to lower cash-based bonus compensation and lower non-cash-based compensation in 2013 as compared to 2012.  General and administrative expenses included non-cash stock related compensation expense of $0.5 million in the third quarter of 2013, $1.1 million in the third quarter of 2012, $1.3 million in the first nine months of 2013 and $2.0 million in the first nine months of 2012.

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

Interest Income

Interest income decreased to $0.1 million in the first nine months of 2013 from $0.4 million in the first nine months of 2012, due to lower average cash balances in the first nine months of 2013 compared to the first nine months of 2012.  We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2013, cash, cash equivalents and marketable securities were $51.0 million.

Net cash used in operating activities was $5.5 million for the first nine months of 2013 and $5.3 million for the first nine months of 2012.

Net cash provided by investing activities was $5.6 million for the first nine months of 2013 and  $20.2 million for the first nine months of 2012.  Investing activities consisted of purchases and maturities of marketable securities.

Net cash provided by financing activities was $0.3 million for the first nine months of 2013 and $0.2 million in the first nine months of 2012. Financing activities consisted primarily of proceeds from stock option exercises.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2013. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.  Pfizer is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

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

We have an accumulated deficit of $137.1 million at September 30, 2013. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2013 by approximately $3,700. To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of September 30, 2013, our investments consisted of investments in corporate obligations, money market accounts and checking funds with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

Item 1A.Risk Factors

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data is required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to their resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. In October 2013, Pfizer announced that, having achieved technical milestones related to manufacturing, they plan to continue the development program for REMOXY, which is expected to include additional clinical studies

(including a bioequivalence study and an abuse-potential study) required to address the Complete Response Letter received in June 2011. There can be no assurance that additional studies for REMOXY will be successfully completed, that the FDA will approve an NDA for REMOXY (even with additional data) or that the FDA will not require additional clinical or non-clinical data to be submitted even if the proposed additional studies are completed successfully. Failure to complete the studies, obtaining data from such studies (even if completed) that is insufficient to support approval of REMOXY, or any adverse decisions by the FDA (including any decision by the FDA to require  additional clinical or non-clinical data) may significantly delay or prevent the potential approval of REMOXY and could result in Pfizer ceasing their development of or pursuing regulatory approval of REMOXY.

Our research and clinical approaches may not lead to drugs that the FDA considers safe for humans and effective for indicated uses we are studying. The FDA may require additional studies, in which case we or our collaborators would have to expend additional time and resources and would likely delay the date of potentially receiving regulatory approval. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals would:

•delay commercialization of, and product revenues from, our drug candidates; and

•diminish the competitive advantages that we may have otherwise enjoyed, which would have an adverse effect on our operating results and financial condition.

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

Clinical trials with REMOXY and our potential future clinical trials for other drug candidates for treatment of pain measure clinical symptoms, such as pain and physical dependence that are not biologically measurable. The success in these clinical trials depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

In addition, completion of clinical trials can be delayed by numerous factors, including:

•delays in identifying and agreeing on acceptable terms with prospective clinical trial sites;

•slower than expected rates of patient recruitment and enrollment;

•unanticipated patient dropout rates;

•increases in time required to complete monitoring of patients during or after participation in a clinical trial; and

•unexpected need for additional patient-related data.

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

Pfizer completed its acquisition of King in 2011. Drugs or drug candidates being commercialized or developed by Pfizer, its subsidiaries and affiliates may compete for research, development and commercialization resources with REMOXY. Further, any post-merger integration of Pfizer’s and King’s businesses may divert the attention of management and personnel from their focus on seeking approval of REMOXY. Pfizer is a much larger company than King was prior to Pfizer’s acquisition of King. Pfizer may have different strategic interests than King had as an independent company. There can be no assurance that King or Pfizer will devote sufficient resources to the continued development of REMOXY in a timely manner.

If Pfizer or other outside collaborators fail to devote sufficient time and resources to drug development programs related to our product candidates, or if their performance is substandard, regulatory submissions and introductions for our products may be delayed.

We rely on Pfizer and its subsidiaries to devote time and resources to the development, manufacturing and commercialization of REMOXY under the Pfizer Agreements. Pfizer and its subsidiaries and affiliates may commercialize, develop or acquire drugs or drug candidates that may compete directly or compete for resources with REMOXY. For instance, Pfizer is developing ALO-02 (an extended release abuse resistant formulation of oxycodone that would compete with REMOXY) and owns Embeda® (an extended-release oral formulation of morphine sulfate), and Avinza® (a once-daily morphine treatment for moderate to severe pain). There can be no assurance that these other drugs or other drug candidates in the Pfizer corporate family will not become competitive with REMOXY. Pfizer may also determine, outside of the context of internal resource competition, to cease pursuit of development of REMOXY due to perceived difficulties of achieving regulatory approval, including as a result of potential time and cost concerns and concerns regarding any potential additional requests by the FDA for clinical or non-clinical data to support approval. If time and resources devoted are limited or there is a failure to fund the continued development of REMOXY as required by the Pfizer Agreements, or there is otherwise a failure to perform as we expect, we may not achieve clinical and regulatory milestones and regulatory submissions and related product introductions may be delayed or prevented, and revenues that we would receive from these activities will be less than expected. In addition, if Pfizer fails to perform as required under the Pfizer Agreements, their failure may jeopardize our rights under our license with Durect.

We rely on Durect as the sole source provider of certain components of REMOXY.  Durect’s failure for any reason to provide these components could result in delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business.

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

Our plan for developing, manufacturing and commercializing REMOXY currently requires us to successfully maintain the Pfizer Agreements and to maintain our license from Durect. If we are not able to maintain the Pfizer Agreements, we may have to limit the size or scope of, or delay or abandon the development of other drug candidates or undertake and fund development of these drug candidates ourselves and if we are unable to meet the obligations necessary to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products. If we elect to fund drug development efforts with respect to REMOXY and other drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

Our strategy to focus on drug development requires us to enter into collaborative agreements with third parties, such as the Pfizer Agreements and our license agreement with Durect. Such agreements are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations or disputes concerning the scope of collaboration activities. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect our business, including:

•the development of parallel products by our collaborators or by a competitor;

•arrangements with collaborative partners that limit or preclude us from developing certain products or technologies;

•premature termination of a collaborative or license agreement; or

•failure by a collaborative partner to provide required funding, to devote sufficient resources to the development of or legal defense of our potential products or to provide data or other information to us as required by our collaborative agreements.

Risks Relating to Commercialization

If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.

Even if the FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

•perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs, and, in particular, the effectiveness of REMOXY in reducing potential risks of unintended use;

•perceptions by physicians regarding the cost benefit of REMOXY in reducing potential risks of unintended use;

•published studies demonstrating the cost-effectiveness of our drugs relative to competing products;

•availability of reimbursement for our products from government or healthcare payers;

•our or our collaborators’ ability to implement a risk management plan prior to the distribution of any Schedule II drug; and

•effectiveness of marketing and distribution efforts by Pfizer, us and other licensees and distributors.

Because we expect to rely on sales generated by our current lead drug candidates for substantially all of our revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

If Pfizer or its subsidiaries are not successful in developing and commercializing REMOXY, our revenues and our business will suffer.

Our ability to earn royalties from sales of REMOXY and milestone revenue depends on Pfizer’s ability to obtain regulatory approval for and commercialize REMOXY. Additionally, our ability to earn royalties from sales of REMOXY will depend on Pfizer’s ability to maintain regulatory approval and achieve market acceptance of REMOXY once commercialized. Pfizer or its subsidiaries may elect to independently develop drugs that could compete with ours or fail to commit sufficient resources to the development, marketing and distribution of REMOXY. Pfizer may not proceed with the commercialization of REMOXY with the same degree of urgency as we would because of other priorities they face. If Pfizer is not successful in developing or commercializing REMOXY for a variety of reasons, including but not limited to competition from other pharmaceutical companies, or if Pfizer fails to perform as we expect, our potential for revenue from REMOXY, if any, could be dramatically reduced and our business would suffer.

If we are unable to develop our own sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be disappointing.

We currently have no sales, marketing or distribution capabilities. Except with regard to REMOXY, in order to commercialize our products, if any are approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us. If we decide to commercialize any of our drugs ourselves, we may not be able to hire the necessary experienced personnel and build sales, marketing and distribution operations which are capable of successfully launching new drugs and generating sufficient product revenues. In addition, establishing such operations will take time and involve significant expense.

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

We and our collaborators will compete for market share against fully integrated pharmaceutical companies or other companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have drugs already approved or drug candidates in development that will or may compete against our approved drug candidates. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•developing drugs;

•conducting preclinical testing and human clinical trials;

•obtaining FDA and other regulatory approvals of drugs;

•formulating and manufacturing drugs; and

•launching, marketing, distributing and selling drugs.

If Pfizer or we fail to obtain acceptable prices or an adequate level of reimbursement for our products from healthcare payers, our ability to generate product revenues will be diminished.

Our ability to earn royalties from sales of REMOXY, and our ability to commercialize drugs we (alone or with other collaborators) may develop outside the Pfizer Agreements, will depend in part on the extent to which reimbursement can be obtained for such drugs from:

•government and health administration authorities;

•private health maintenance organizations and health insurers; and

•other healthcare payers.

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

•infringement claims that, with or without merit, can be costly and time consuming to litigate, can delay the regulatory approval process and can divert management’s attention from our core business strategy;

•substantial damages for past infringement which we may have to pay if a court determines that our products or technologies infringe upon a competitor’s patent or other proprietary rights;

•a court order prohibiting us from commercializing our products or technologies unless the holder licenses the patent or other proprietary rights to us, which such holder is not required to do;

•if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights; and

•redesigning our process so that it does not infringe the third-party intellectual property rights, which may not be possible, or which may require substantial time and expense including delays in bringing our own products to market. Such actions could harm our competitive position and our ability to generate revenue and could result in increased costs.

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

We have no manufacturing facilities and have limited experience in drug product development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or test the technical performance of our drug candidates. We currently rely on a limited number of experienced personnel and a small number of contract manufacturers and other vendors to formulate, test, supply, store and distribute drug supplies for our clinical trials. Our reliance on a limited number of vendors exposes us to the following risks, any of which could delay our clinical trials, and, consequently, FDA approval of our drug candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•Contract commercial manufacturers, their sub-contractors or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy clinical needs or commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, and may experience shortages of qualified personnel to adequately staff production operations.

•Our contract manufacturers could default on their agreements with us to provide clinical supplies or meet our requirements for commercialization of our products.

•For certain of our drug candidates, the use of alternate manufacturers may be difficult because the number of potential manufacturers that have the necessary governmental licenses to produce narcotic products is limited. Additionally, the FDA and the DEA must approve any alternative manufacturer of our products before we may use the alternative manufacturer to produce our supplies.

•It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all. Our contract manufacturers and vendors may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products.

•If any contract manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to such innovation.

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

Opioid drug abuse receives a high degree of media coverage. Unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs, the limitations of abuse-resistant formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity, or the independent actions of Pfizer regarding the sales, marketing, distribution or storage of REMOXY, could adversely affect our reputation. Such negative publicity could have an adverse effect on the potential size of the market for our drug candidates and decrease revenues and royalties, which would adversely affect our business and financial results.

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

If we and Pfizer cannot formulate and scale-up a wide range of dosage forms of REMOXY, we and Pfizer might determine that the commercial opportunity for REMOXY in certain dosage forms is too limited to warrant further investment in clinical testing and development.

We and Pfizer plan to formulate and scale-up a wide range of dosage forms of REMOXY. We and Pfizer may not be able to successfully complete our formulation or scale-up activities or we may determine that the commercial opportunity for REMOXY in certain dosage forms is too limited to warrant further investment. If we and Pfizer are unsuccessful in our formulation or scale-up activities with REMOXY, our future revenue from milestones and royalties under the Pfizer Agreements may be less than expected and our operations may suffer.

We and Pfizer rely solely on Durect to provide us with certain components of REMOXY we rely on Durect to provide us with certain components of other drug candidates designed to reduce potential risks of unintended use and will continue to rely on Durect to produce commercial supplies of these components.

We and Pfizer rely on Durect as the sole source provider of certain components of REMOXY, and will rely solely on Durect to produce commercial supplies of these components. We rely on Durect as the sole source provider of certain components of other drug candidates. Durect’s failure for any reason to provide these components or to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business.

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

If Pfizer receives marketing approval for and commercially launches REMOXY, Durect may need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for REMOXY in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to FDA review and approval. If Durect is unable to successfully increase the manufacturing capacity for such components of REMOXY, at an acceptable cost or otherwise, and Pfizer is unable to establish alternative manufacturing capabilities, commercialization of REMOXY may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our future revenues and cause our business to suffer.

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $137.1 at September 30, 2013. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•results of or delays in efforts to seek regulatory approval for REMOXY, and in preclinical studies and clinical trials, as applicable, for REMOXY and our other drug candidates;

•announcements by Pfizer regarding progress in, or decisions regarding whether to pursue, development of  REMOXY;

•develop, formulate, manufacture and commercialize our drug candidates;

•implement additional internal systems and develop new infrastructure;

•acquire or in-license additional products or technologies, or expand the use of our technology;

•maintain, defend and expand the scope of our intellectual property; and

•hire additional personnel.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•results of or delays in efforts to seek regulatory approval for REMOXY, and in preclinical studies and clinical trials for our other drug candidates;

•announcements by Pfizer regarding progress in, or decisions regarding whether to pursue, development of  drug candidates subject to our strategic alliance;

•publicity regarding actual or potential medical results relating to products under development by us or others;

•the status of our collaboration agreements;

•announcements of technological innovations or new commercial products by us or others;

•developments in patent or other proprietary rights by us or others;

•comments or opinions by securities analysts or major stockholders;

•adverse media coverage related to opioid pharmaceuticals;

•future sales of our common stock by existing stockholders;

•developments with respect to potential merger and acquisition activity of companies with whom we have strategic alliances or other agreements;

•regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;

•litigation, including with respect to the lawsuit currently filed against us and our officers, or threats of litigation;

•economic and other external factors or other disaster or crises;

•the departure of any of our officers, directors or key employees;

•period-to-period fluctuations in financial results; and

•limited daily trading volume.

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

Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws, our Stockholder Rights Plan and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

•a classified board so that only one of the three classes of directors on our board of directors is elected each year;

•elimination of cumulative voting in the election of directors;

•procedures for advance notification of stockholder nominations and proposals;

•the ability of our board of directors to amend our bylaws without stockholder approval; and

•the ability of our board of directors to issue up to 10,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our board of directors may determine.

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

________

(1)Incorporated by reference from exhibits to our report on Form 10‑Q for the period ended June 30, 2005.

(2)Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2013.

(3)Incorporated by reference from the Company’s current report on Form 8-K filed June 20, 2013.

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

Date: November 1, 2013

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

________

(1)Incorporated by reference from exhibits to our report on Form 10‑Q for the period ended June 30, 2005.

(2)Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2013.

(3)Incorporated by reference from the Company’s current report on Form 8-K filed June 20, 2013.