Form 10-K
period 2013-12-31
PAIN THERAPEUTICS INC
filed 2014-02-05
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

_______________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐.

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $82,913,105 computed by reference to the last sales price of $2.21 as reported on the NASDAQ Global Select Market, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2013.

The number of shares outstanding of the Registrant's common stock on January 12,  2014 was 45,510,038.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

PAIN THERAPEUTICS, INC.

FORM 10-K

PART I

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•

activities of Pfizer, Inc., or Pfizer, or its subsidiary King Pharmaceuticals, Inc., or King, with respect to obtaining approval of  REMOXY® (oxycodone) Extended-Release Capsules CII, by the U.S. Food and Drug Administration, or FDA, including the timing of potential clinical trial activities and the potential submission of a response to the FDA’s complete response letter with respect to REMOXY;

•	royalty, milestone or collaboration revenue we may receive from Pfizer and other payments we may receive from our collaboration agreements;
•	expectations regarding REMOXY commercialization activities of Pfizer and Pfizer’s acquisition of King potentially facilitating commercial success of REMOXY, if approved by the FDA;
•	expansion of our potential product line, including the formulation of additional dosage forms of our drug candidates;
•	operating losses and anticipated operating and capital expenditures;
•	expected uses of capital resources;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property and the timing of expiration of patents covering our product candidates;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expenses increasing, interest income decreasing or fluctuations in our operating results;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months;
•	assumptions and estimates used for our disclosures regarding stock-based compensation; and
•	estimates concerning the realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in the potential regulatory approval of REMOXY and in planned activities with respect to REMOXY development;
•	the successful development and commercialization of REMOXY pursuant to the Pfizer Agreements;
•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory approval, production and commercialization of our drug candidates;
•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials) or potential post-approval market acceptance;

•	the uncertainty of protection of our intellectual property rights or trade secrets;
•	potential infringement of the intellectual property rights of third parties;

•	pursuing in-license and acquisition opportunities;
•	maintenance or third-party funding of our collaboration and license agreements;
•	hiring and retaining personnel; and
•	our financial position and our ability to obtain additional financing if necessary.

In addition, such statements are subject to the risks and uncertainties discussed in the "Risk Factors" section and elsewhere in this document.

Item 1.Business

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

In March 2013, Pfizer met with the FDA to discuss Pfizer’s plans to respond to the Complete Response Letter. On May 9, 2013, Pfizer provided us with a copy of minutes of their March 2013 FDA meeting as well as a letter that we filed with the SEC on Form 8-K on May 10, 2013.

On October 21, 2013, Pfizer informed us that, having achieved technical milestones related to manufacturing, they plan to continue the development program for REMOXY. We also were informed that, following guidance received from the FDA earlier this year, Pfizer plans to proceed with the additional clinical studies and other actions required to address the Complete Response Letter received in June 2011. These new clinical studies are expected to include, in part, a pivotal bioequivalence study with a modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. The FDA did not require any further drug efficacy trials. Pfizer has indicated that the complete response submission is not expected to occur prior to mid-2015.

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

Opioid misuse and abuse are significant public health problems. It is well-known that medicinal opioids such as oxycodone can produce both analgesia and euphoria. The search for euphoric effects can lead to drug-seeking behavior, tolerance and dependence. In particular, rapid increases in plasma levels of oxycodone may lead to overdose, respiratory depression or death.

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

Abuse-resistant formulations of Hydromorphone, Hydrocodone and Oxymorphone

We believe the abuse-resistant technology used in REMOXY is applicable to different oral opioid painkillers. As part of the October 2013 amendment to the Pfizer Agreements, Pfizer terminated its rights and obligations with respect to abuse-resistant formulations of hydrocodone, hydromorphone and oxymorphone. Under the terms of the amendment, we do not have any royalty or other obligations to Pfizer and we now own all commercial rights with respect to these drug candidates.

Our abuse-resistant product candidates are intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse as well as the needs of pharmacists and the managed care healthcare system in the United States. Investigational New Drug, or IND, applications for all three drug candidates are in place with FDA.

Early-stage product candidates

We continue to develop early-stage novel product candidates. We own all commercial rights to these early-stage product candidates.

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

Retain Significant Rights to Our Drugs.   We currently retain worldwide commercialization rights to all of our technology and drug candidates in all markets and indications, except for REMOXY, which is subject to the Pfizer Agreements. In general, we intend to independently develop our drug candidates through late-stage clinical trials. In market segments that require large or specialized sales forces, we may seek sales and marketing alliances with third parties.

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

We also conduct basic research in collaboration with academic and other partners. Our research and development expenses were $8.3 million in 2011,  $7.6 million in 2012 and $4.9 million in 2013. We recorded contract revenue related to customer-sponsored research activities under the Pfizer Agreements of $0.6 million in 2011 and $0.2 million in 2012.

Our Intellectual Property

We own or license a number of U.S. and foreign patents, patent applications and rights to patents covering our products and technology. We consider the overall protection of our patents and other intellectual property rights to be of material value and act to protect these rights from infringement.

We seek to protect our technology by, among other methods, filing and prosecuting U.S. and foreign patents and patent applications with respect to our technology and products and their uses. The focus of our patent strategy is to secure and maintain intellectual property rights to technology for the following categories of our business:

•	the technology that forms the basis of REMOXY and our other abuse resistant drug candidates;
•	the technologies related to our pre-clinical product candidates; and
•	the manufacture and use of our drug candidates.

However, we may rely on certain proprietary technologies and know-how that are not patentable. We protect our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants, and certain of our contractors.

We plan to prosecute and defend our patent applications, allowed patents, issued patents and proprietary information. Our competitive position and potential future revenues will depend in large part upon our ability to protect our intellectual property from challenges and to enforce our patent rights against potential infringements.

Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of corresponding patent applications. Our material patents and the material patents we license from third parties include the following issued U.S. Patents:  8,420,120;  8,415,401; 8,354,124; 8,168,217; 8,153,152; 8,147,870;  8,133,507;  7,833,543; 6,413,536; 5,968,542; and 5,747,058.

Our presently issued U.S. patents and the presently issued U.S. patents we license from third parties for REMOXY are currently estimated to expire by 2031. In Europe, the presently granted patents for REMOXY are currently estimated to expire by 2023. Patents may have their term extended for various reasons including the grant of patent term adjustments, patent term extensions, or supplemental protection certificates, or may have their term shortened for various reasons including by terminal disclaimers.

Certain U.S. patent applications and patent applications outside the U.S. are pending. If the patent applications do not result in issued or granted patents, the duration or scope of our patent rights may be limited and our future revenues could be lower as a result.

If our competitors are able to successfully challenge the validity or scope of our patent rights, based on the existence of prior art or otherwise, they might be able to market products that contain features and clinical benefits similar to those of our drug candidates, and demand for our drug candidates could decline as a result.

We may be involved in additional challenges to our intellectual property. An adverse outcome of any challenges to our intellectual property could result in loss of claims or a reduction of scope of claims of these patents and could have a material adverse impact on our future revenues.

Strategic Alliance with Pfizer

Our strategic alliance with Pfizer includes a collaboration agreement and a license agreement to develop and commercialize REMOXY.  As part of the October 2013 amendment to the Pfizer Agreements, Pfizer terminated its rights and obligations with respect to abuse-resistant formulations of hydrocodone, hydromorphone and oxymorphone.

We and Pfizer have a joint oversight committee, or JOC, to oversee strategies for the strategic alliance. Pfizer retains sole responsibility for the regulatory approval of REMOXY. We retain all development and commercial rights to REMOXY in Australia and New Zealand.

Pfizer is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, REMOXY.  The royalty rate for net sales of REMOXY in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is 15%. The royalty rate for net sales of REMOXY outside the United States is 10%. Pfizer is also obligated to reimburse us for our payment of third-party royalty obligations related to this strategic alliance.

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

The collaboration agreement with Pfizer continues until the later of the expiration of any patent rights licensed under the license agreement or developed under the collaboration agreement and the expiration of all periods of market exclusivity with respect to REMOXY. Currently, the last to expire issued patent covered by such arrangement expires by 2031; however, such date may be extended by the issuance of any additional patents pursuant to pending patent applications. We and Pfizer can terminate the collaboration agreement under certain circumstances, including material breach and insolvency. Our license agreement with Pfizer terminates at the time that the collaboration agreement terminates.

Formulation Agreement with Durect Corporation

We have an exclusive, worldwide Development and License Agreement, or the Durect Agreement, with Durect Corporation, or Durect, to use a patented technology that forms the basis for certain drug candidates, including REMOXY. We reimburse Durect for formulation and related work, and make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. Aggregate payments to Durect from the inception of the Durect Agreement in late 2002 to December 31, 2013 were approximately $38.0 million. We paid Durect $1.0 million in upfront payments under the Durect Agreement and $1.7 million for achievement of certain clinical and regulatory milestones. We could pay up to another $7.6 million of potential payments under the Durect Agreement following achievement of certain clinical and regulatory milestones. We have sub-licensed to Pfizer certain rights to develop and to commercialize REMOXY. Pfizer is obligated to reimburse us for all expenses for formulation and related work and for milestone payments we incur under our agreement with Durect related to REMOXY.

We also are obligated to pay Durect royalties on any related drug sales. These royalties range from 6.0% to 11.5%, depending on the level of sales of licensed products in a given calendar year. In turn, Pfizer is obligated to reimburse us for all royalty expenses we incur under the agreement with Durect for REMOXY product sales under the Pfizer Agreements.  Durect is obligated to supply Pfizer with certain components of REMOXY pursuant to a commercial supply agreement between Pfizer and Durect.

The Durect Agreement terminates on a country-by-country basis upon the later of the expiration of the last to expire of the patents licensed under such agreement or a certain number of years following first commercial sale in such country. Currently, the last to expire patent covered by such agreement expires by 2031. However, we expect such date may be extended by the issuance of any additional patents pursuant to pending patent applications. We can terminate the Durect Agreement with notice to Durect and we and Durect can terminate such agreement under certain circumstances, including material breach and insolvency.

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

We and Pfizer rely on Durect and other third-party manufacturers to formulate, manufacture, fill, label, ship or store REMOXY.  We rely on Durect to formulate other abuse-resistant drug candidates and their components. Pfizer is responsible for all manufacturing and supply of REMOXY. REMOXY and our abuse-resistant formulations of hydromorphone, hydrocodone and oxymorphone are formulated using, in part, proprietary technology licensed from Durect.

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

Employees

As of December 31, 2013, we had 8 employees. We engage consultants from time to time to perform services on retainer, a per diem or hourly basis.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for

REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. In October 2013, Pfizer announced that its proposed continued development plan for REMOXY is expected to include additional clinical studies (including a bioequivalence study and an abuse-potential study) required to address the Complete Response Letter received in June 2011. There can be no assurance that additional studies for REMOXY will be successfully completed, that the FDA will approve an NDA for REMOXY (even with additional data) or that the FDA will not require additional clinical or non-clinical data to be submitted even if the proposed additional studies are completed successfully. Failure to complete the studies, obtaining data from such studies (even if completed) that is insufficient to support approval of REMOXY, or any adverse decisions by the FDA (including any decision by the FDA to require additional clinical or non-clinical data) may significantly delay or prevent the potential approval of REMOXY and could result in Pfizer ceasing their development of or pursuing regulatory approval of REMOXY.

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

Our plan for developing, manufacturing and commercializing REMOXY currently requires us to successfully maintain the Pfizer Agreements and to maintain our license from Durect. If we are not able to maintain the Pfizer Agreements, we may have to limit the size or scope of, or delay or abandon the development of other drug candidates or undertake and fund development of REMOXY ourselves and if we are unable to meet the obligations necessary to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products. If we elect to fund drug development efforts with respect to REMOXY and other drug candidates on our own, we may need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

Our ability to commercialize our drug candidates will depend on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Intellectual property rights in the areas of controlled-release technology and pharmaceutical ingredients are complicated and are continuously evolving. Holders of patent rights in these areas may allege that the commercialization of REMOXY or our other drug candidates infringes such patent rights. While we believe that we would have valid defenses to any claim of infringement, there can be no assurance that these or other third-party patents will not limit our ability to commercialize REMOXY or our other drug candidates.

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

If we are unable to protect our intellectual property, our competitors could develop and market products with similar features that may reduce demand for our drug candidates.

Our success, competitive position and potential future revenues will depend in part on our ability to protect our intellectual property. If we or our collaborators fail to file, prosecute, obtain or maintain certain patents, our competitors could market products that contain features and clinical benefits similar to those of our products, and demand for our products could decline as a result.

We and our collaborators have filed patent applications in the United States and select international jurisdictions to protect our intellectual property. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, we do not know whether any of our pending applications will result in the issuance of patents, or if any existing or future patents will provide significant protection or commercial advantage or will be circumvented by others. There can be no assurance that patents will issue from our pending or future patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid. Thus, if these patent applications do not result in issued patents or result in a patent that is challenged by others, the duration or scope of our patent rights may be limited and our future revenues could be lower as a result.

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

We and, with respect to REMOXY, Pfizer rely solely on Durect to provide us with certain components drug candidates designed to reduce potential risks of unintended use and will continue to rely on Durect to produce commercial supplies of these components.

We and, with respect to REMOXY, Pfizer rely on Durect as the sole source provider of certain components of drug candidates designed to reduce the potential risks of unintended use, and will rely solely on Durect to produce commercial supplies of these components. Durect’s failure for any reason to provide these components or to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business.

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $104.1 million at December 31, 2013. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•continue to conduct preclinical studies and clinical trials for our drug candidates;

•seek regulatory approvals for our drug candidates;

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and

Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2014. We believe that our facilities are adequate and suitable for our current needs.

Item 3.Legal Proceedings

KB Partners I, L.P., Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedmann and Peter S. Roddy.

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market, or Nasdaq, under the symbol "PTIE." The following table sets forth the high and low sales prices per share of our common stock as reported on Nasdaq for the periods indicated.

	Sales Prices
	High	Low
Fiscal 2012:
First Quarter	$4.53	$3.45
Second Quarter	$5.03	$3.41
Third Quarter	$5.37	$3.50
Fourth Quarter	$5.86	$2.34
Fiscal 2013:
First Quarter	$3.79	$2.40
Second Quarter	$5.57	$2.18
Third Quarter	$3.45	$2.15
Fourth Quarter	$4.90	$2.58

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and, notwithstanding our special nondividend distributions in December 2012 (of $0.75 per share of common stock totaling $34.0 million) and December 2010 (of $2.00 per share of common stock totaling $85.7 million), we have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 12, 2014, there were approximately 56 holders of record of our common stock.

Performance Graph

The following line graph compares the percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period commencing December 31, 2008.

The graph assumes that $100 was invested on December 31, 2008 in our common stock or an index, and that all dividends were reinvested.  Notwithstanding our special nondividend distributions completed in 2012 and 2010, we have not declared or paid any dividends on our common stock.  Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.Selected Financial Data (in thousands except per share data)

The following selected financial data should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. The selected balance sheet data at December 31, 2013 and 2012 and the selected statement of operations data for 2013, 2012 and 2011 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2011,  2010 and 2009 and the statements of operations for 2010 and 2009 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
	2013	2012	2011	2010	2009
Statement of operations data:
Program fee revenue	$41,119	$10,641	$10,897	$10,496	$14,348
Collaboration revenue	—	249	587	1,313	6,215
Milestone revenue	—	—	—	5,000	—
Total revenue	41,119	10,890	11,484	16,809	20,563
Research and development expense	4,917	7,605	8,300	15,746	21,059
General and administrative expense	4,837	7,182	6,698	14,766	6,258
Total operating expenses	9,754	14,787	14,998	30,512	27,317
Operating income (loss)	31,365	(3,897)	(3,514)	(13,703)	(6,754)
Interest and other income, net	106	451	901	1,680	1,777
Loss before provision for (benefit from) income taxes	31,471	(3,446)	(2,613)	(12,023)	(4,977)
Provision for (benefit from) income taxes	(73)	—	—	—	(1,510)
Net income (loss)	$31,544	$(3,446)	$(2,613)	$(12,023)	$(3,467)
Net income (loss) per share
Basic	$0.70	$(0.08)	$(0.06)	$(0.28)	$(0.08)
Diluted	$0.70	$(0.08)	$(0.06)	$(0.28)	$(0.08)
Weighted-average shares used in computing net income (loss) per share
Basic	45,007	44,753	44,160	42,644	42,165
Diluted	45,208	44,753	44,160	42,644	42,165

	December 31,
	2013	2012	2011	2010	2009
Balance sheet data:
Cash and cash equivalents	$48,588	$49,355	$73,144	$4,798	$35,794
Marketable securities	1,250	6,899	24,987	86,428	139,965
Working capital	48,302	46,508	85,217	84,414	159,959
Total assets	50,103	56,859	98,963	99,195	182,005
Deferred program fee revenue	—	41,119	51,760	62,657	68,153
Total liabilities	1,801	43,723	54,570	66,262	73,753
Total stockholders' equity	48,302	13,136	44,393	32,933	108,252

Data for 2012 includes a special nondividend distribution of $0.75 per share, totaling $34.0 million. Data for 2010 includes a special nondividend distribution of $2.00 per share, totaling $85.7 million.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In March 2013, Pfizer met with the FDA to discuss Pfizer’s plans to respond to the Complete Response Letter. On May 9, 2013, Pfizer provided us with a copy of minutes of their FDA meeting as well as a letter that we filed with the SEC on Form 8-K on May 10, 2013.

On October 21, 2013, Pfizer informed us that, having achieved technical milestones related to manufacturing, they plan to continue the development program for REMOXY. We also were informed that, following guidance received from the FDA earlier this year, Pfizer plans to proceed with the additional clinical studies and other actions required to address the Complete Response Letter received in June 2011. These new clinical studies are expected to include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. The FDA did not require any further drug efficacy trials. The complete response submission is not expected to occur before mid-2015.

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

We have yet to generate any revenues from product sales. We have recorded an accumulated deficit of $104.1 million at December 31, 2013. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development of clinical development stage products. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years ended December 31,
	2013	2012	2011
Compensation	$3,047	$5,756	$5,785
Contractor fees and supplies	1,227	1,099	1,176
Other common costs	643	750	1,339
	$4,917	$7,605	$8,300

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011.

Critical Accounting Policies

The preparation of our financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•

Revenue recognition and deferred program fee revenue. We recognize program fee revenue, collaboration revenue and milestone revenue in connection with our strategic alliance with Pfizer. Program fee revenue is derived from upfront payments under the Pfizer Agreements, including the $150.0 million paid to us at the beginning of the strategic alliance and the $5.0 million we received in July 2010 in connection with an amendment the Pfizer Agreements. Through the end of the third quarter of 2013, these payments were recognized from receipt ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed under the Pfizer Agreements. In October 2013, we and Pfizer amended the Pfizer Agreements to focus on REMOXY. As a result of the amendment, we no longer have any substantive responsibilities for development activities pursuant to the Pfizer Agreements and we recognized all remaining deferred program fee revenue as program fee revenue during the fourth quarter of 2013. Collaboration revenues from reimbursement of development expenses pursuant to our collaboration agreement with Pfizer are generally recognized when Pfizer has completed its review of the expenses invoiced to them. We recognize milestone payments from Pfizer as revenue when we achieve the underlying developmental milestone as the milestone payments are not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort is involved in achieving each of the developmental milestones. These milestones represent the culmination of discrete earnings processes and the amount of each milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment is non-refundable and non-creditable when made. The ongoing research and development services being provided to Pfizer under the collaboration are priced at fair value based upon the reimbursement of expenses incurred pursuant to the collaboration with Pfizer.

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

Results of Operations

Years Ended December 31, 2013 and 2012

Revenue – Program fee revenue

We received a $150.0 million upfront fee in 2005 in connection with the closing of the Pfizer Agreements and $5.0 million in July 2010 in connection with an amendment to the Pfizer Agreements.  As a result of the October 2013 Amendment to the Pfizer Agreements, we recognized the balance of current and non-current portions of deferred program fee revenue as program fee revenue during the fourth quarter of 2013. Related program fee revenue were $41.1 million in 2013 and $10.6 million in 2012.

Revenue - Collaboration revenue

Collaboration revenues were $0.2 million in 2012. These revenues related to reimbursement of our development expenses incurred pursuant to the Pfizer Agreements. As a result of the October 2013 Amendment to the Pfizer Agreements, we expect collaboration revenues to be immaterial in the future.

Research and Development Expense

Research and development expense consists primarily of costs of development work associated with our drug candidates. Research and development expenses decreased to $4.9 million in 2013 from $7.6 million in 2012, primarily due to lower cash compensation and non-cash stock related compensation. Research and development expenses included $1.3 million in non-cash stock related compensation expense in 2013 and $3.2 million in non-cash stock related compensation expense in 2012.

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

General and Administrative Expense

General and administrative expenses consist primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $4.8 million in 2013 from $7.2 million in 2012, primarily due to lower lower cash compensation and non-cash stock related compensation. General and administrative expenses included $1.8 million in non-cash stock related compensation expense in 2013 and $3.4 million in non-cash stock related compensation expense in 2012.

We expect other general and administrative expenses to increase over the next several years in connection with support of precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest and Other Income, Net

Interest and other income, net, decreased to $0.1 million in 2013 from $0.5 million in 2012.  We expect our interest income to decrease in the future as we use cash to fund our operations.

Provision for Income Taxes

In 2013, we recognized a benefit from income taxes related to unrecognized tax benefits for use of certain research and development tax credits in 2006. We did not provide for federal income taxes in 2013 or 2012 because we had a tax loss for both 2013 and 2012.

Years Ended December 31, 2012 and 2011

Revenue – Program fee revenue

We received a $150.0 million upfront fee in 2005 in connection with the closing of the Pfizer Agreements and $5.0 million in July 2010 in connection with an amendment to the Pfizer Agreements. Revenues recognized from amortization of upfront fees were $10.6 million in 2012 and $10.9 million in 2011.

Revenue - Collaboration revenue

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2013, cash, cash equivalents and marketable securities were $49.8 million.

Net cash used in operating activities was $6.9 million for 2013 and $7.2 million for 2012.

Net cash provided by investing activities was $5.7 million for 2013 compared to $17.6 million for 2012. Investing activities for both years consisted primarily of the purchase, sale and maturities of marketable securities. We did not use any cash to purchase property, equipment and leasehold improvements in 2013 and 2012.

Net cash provided by financing activities was $0.5 million in 2013 and consisted primarily of cash from stock option exercises.  Net cash used by financing activities was $34.2 million for 2012. In December 2012, we paid our stockholders $34.0 million in a special non-dividend distribution of $0.75 per share. Other cash used in financing activities in 2012 consisted of $0.5 million in cash used to pay statutory taxes on Performance Awards that were exercised net of taxes, offset in part by $0.2 million received from stock option exercises. We expect cash used to pay for statutory taxes on stock options and Performance Awards may increase in the future.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. In 2013, we reduced our deferred tax assets and deferred tax liabilities related to unrecognized tax benefits for use of certain research and development tax credits in prior years that will never be realized and we no longer have any uncertain tax positions.  Except for the benefit from income taxes recognized in 2013, the change in deferred assets and liabilities was offset by a reduction in our valuation allowance.  In connection with the amendment to the Pfizer Agreements in October 2013, we recognized all our deferred program fee revenue as program fee revenue during the fourth quarter of 2013. This revenue did result in taxable income because all of this deferred revenue was recognized in our tax returns as taxable income in prior years. We also reduced our deferred tax assets for deferred license fee revenue during the fourth quarter of 2013. This reduction was offset by a reduction in our valuation allowance.

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2014. Future minimum lease payments by year are as follows (in thousands):

	2014	Total
Future minimum lease payments	$81	$81

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2013. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones. Pfizer is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation.

We have an accumulated deficit of $104.1 million at December 31, 2013. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2013 by an immaterial amount. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2013, our investments consisted of investments in corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Item 8.Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm.................................................................................	35
Balance Sheets.............................................................................................................................................	36
Statements of Operations...............................................................................................................................	37
Statements of Comprehensive Income.............................................................................................................	38
Statements of Stockholders' Equity ...............................................................................................................	39
Statements of Cash Flows.............................................................................................................................	40
Notes to Financial Statements.........................................................................................................................	41

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2013 and 2012, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pain Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 4, 2014

PAIN THERAPEUTICS, INC.

BALANCE SHEETS
(in thousands, except share and per share data)
	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$48,588	$49,355
Marketable securities	1,250	6,899
Other current assets	265	253
Total current assets	50,103	56,507
Other assets	—	352
Total assets	$50,103	$56,859
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$445	$361
Accrued development expense	641	929
Deferred program fee revenue - current portion	—	7,832
Accrued compensation and benefits	712	853
Other current liabilities	3	24
Total current liabilities	1,801	9,999
Non-current liabilities:
Deferred program fee revenue - non-current portion	—	33,287
Deferred tax liabilities	—	437
Total liabilities	1,801	43,723
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 45,510,038 and
45,326,940 shares issued and outstanding at December 31, 2013 and 2012, respectively	45	45
Additional paid-in-capital	152,363	148,738
Accumulated other comprehensive income	1	4
Accumulated deficit	(104,107)	(135,651)
Total stockholders' equity	48,302	13,136
Total liabilities and stockholders' equity	$50,103	$56,859

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011
Revenue:
Program fee revenue	$41,119	$10,641	$10,897
Collaboration revenue	—	249	587
Total revenue	41,119	10,890	11,484
Operating expenses:
Research and development	4,917	7,605	8,300
General and administrative	4,837	7,182	6,698
Total operating expenses	9,754	14,787	14,998
Operating income (loss)	31,365	(3,897)	(3,514)
Interest and other income, net	106	451	901
Income (loss) before provision for (benefit from) income taxes	31,471	(3,446)	(2,613)
Provision for (benefit from) income taxes	(73)	—	—
Net income (loss)	$31,544	$(3,446)	$(2,613)
Net income (loss) per share
Basic	$0.70	$(0.08)	$(0.06)
Diluted	$0.70	$(0.08)	$(0.06)
Weighted-average shares used in computing net income (loss) per share
Basic	45,007	44,753	44,160
Diluted	45,208	44,753	44,160

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2013	2012	2011
Net income (loss)	$31,544	$(3,446)	$(2,613)
Other comprehensive loss:
Net unrealized losses on marketable securities	(3)	(124)	(397)
Comprehensive income (loss)	$31,541	$(3,570)	$(3,010)

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
				Accumulated
				other		Total
	Common stock		Additional	comprehensive	Accumulated	stockholders'
	Shares	Par value	paid-in capital	income	deficit	equity
Balance at December 31, 2010	42,910,164	$43	$161,957	$525	$(129,592)	$32,933
Issuance of common stock pursuant to exercise of stock options and awards	1,781,769	2	8,908	—	—	8,910
Issuance of common stock related to employee stock purchase plan	40,084	—	122	—	—	122
Compensation with respect to non-employee option grants	—	—	60	—	—	60
Compensation with respect to employee option grants and share based awards	—	—	5,378	—	—	5,378
Other comprehensive loss	—	—	—	(397)	—	(397)
Net loss	—	—	—	—	(2,613)	(2,613)
Balance at December 31, 2011	44,732,017	$45	$176,425	$128	$(132,205)	$44,393
Issuance of common stock pursuant to exercise of stock options and awards,
net of taxes paid on net issuance of stock options and awards	574,370	—	(366)	—	—	(366)
Issuance of common stock related to employee stock purchase plan	20,553	—	64	—	—	64
Compensation with respect to non-employee option grants	—	—	75	—	—	75
Compensation with respect to employee option grants and share based awards	—	—	6,535	—	—	6,535
Non-dividend cash distribution of $0.75 per share	—	—	(33,995)	—	—	(33,995)
Other comprehensive loss	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(3,446)	(3,446)
Balance at December 31, 2012	45,326,940	$45	$148,738	$4	$(135,651)	$13,136
Issuance of common stock pursuant to exercise of stock options and awards,	166,635	—	492	—	—	492
Issuance of common stock related to employee stock purchase plan	16,463	—	32	—	—	32
Compensation with respect to non-employee option grants	—	—	95	—	—	95
Compensation with respect to employee option grants and share based awards	—	—	3,006	—	—	3,006
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	31,544	31,544
Balance at December 31, 2013	45,510,038	$45	$152,363	$1	$(104,107)	$48,302

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows used in operating activities:
Net income (loss)	$31,544	$(3,446)	$(2,613)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Deferred program fee revenue	(41,119)	(10,641)	(10,897)
Non-cash stock based compensation	3,101	6,610	5,428
Depreciation and amortization	—	122	163
Non-cash net interest income	(10)	342	1,141
Changes in operating assets and liabilities:
Receivables	—	—	7,114
Other current assets	(12)	105	(214)
Other non-current assets	352	—	74
Accounts payable	84	(103)	(643)
Accrued development expense	(288)	15	656
Accrued compensation and benefits	(141)	(62)	(797)
Excess tax benefits from equity-based compensation plans	—	(57)	339
Other accrued liabilities	(21)	(58)	(15)
Deferred tax liabilities	(437)	2	4
Net cash used in operating activities	(6,947)	(7,171)	(260)
Cash flows provided by investing activities:
Purchases of marketable securities	(6,644)	(20,768)	(2,497)
Maturities of marketable securities	12,300	38,390	62,400
Net cash provided by investing activities	5,656	17,622	59,903
Cash flows provided by (used in) financing activities:
Nondividend distribution	—	(33,995)	—
Excess tax benefits from equity-based compensation plans	—	57	(339)
Proceeds from issuance of common stock, net	524	(302)	9,042
Net cash provided by (used in) financing activities	524	(34,240)	8,703
Net increase (decrease) in cash and cash equivalents	(767)	(23,789)	68,346
Cash and cash equivalents at beginning of the period	49,355	73,144	4,798
Cash and cash equivalents at end of the period	$48,588	$49,355	$73,144

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

We and Pfizer have a strategic alliance to develop and commercialize REMOXY and up to three other opioid painkillers designed to reduce potential risks of unintended use. In connection with the strategic alliance, we recognize program fee revenue, collaboration revenue and milestone revenue. Program fee revenue is derived from upfront payments under the Pfizer Agreements, including the $150.0 million paid to us at the beginning of the strategic alliance and the $5.0 million we received in July 2010 in connection with an amendment the Pfizer Agreements. Through the end of the third quarter of 2013, these payments were recognized from receipt ratably over our estimate of the development period for the fourth of four drug candidates expected to be developed under the Pfizer Agreements. In October 2013, we and Pfizer amended the Pfizer Agreements to focus on REMOXY. As a result of the amendment, we no longer have any substantive responsibilities for development activities pursuant to the Pfizer Agreements and we recognized all remaining deferred program fee revenue as program fee revenue during the fourth quarter of 2013.

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

	Years ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$31,544	$(3,446)		$(2,613)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	45,007	44,753		44,160
Effect of dilutive securities - Dilution from employee stock plans	201	—		—
Weighted-average shares used to compute diluted net income (loss) per share	45,208	44,753	—	44,160
Net income (loss) per share - Basic	$0.70	$(0.08)		$(0.06)
Net income (loss) per share - Diluted	$0.70	$(0.08)		$(0.06)

We excluded weighted options outstanding to purchase common stock of 13.5 million for 2013, 13.2 million for 2012 and 13.7 million for 2011 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

3.  Collaboration Agreements

Pfizer, Inc.

Our strategic alliance with Pfizer, as amended, includes a collaboration agreement and a license agreement to develop and commercialize REMOXY. We received a $150.0 million upfront fee in connection with the closing of this strategic alliance and $5.0 million in July 2010 in connection with an amendment to this strategic alliance.  As of December 31, 2013, all of these payments had been recognized as program fee revenue, including $41.1 million in 2013,  $10.6 million in 2012 and $10.9 million in 2011.

In addition, Pfizer has funded development expenses incurred by us pursuant to the collaboration agreement, of which we recorded as collaboration revenue $0.2 million in 2012 and $0.6 million in 2011.  Pfizer is obligated to fund the commercialization expenses of, and has the exclusive right to market and sell, REMOXY. The royalty rate for net sales of REMOXY in the United States is 20%, except as to the first $1.0 billion in cumulative net sales in the United States, for which the royalty is set at 15%. The royalty rate for net sales of REMOXY outside the United States is 10% on net sales.

Durect Corporation

We have an exclusive, worldwide licensing agreement with Durect Corporation to use a patented technology that forms the basis for certain drug candidates, including REMOXY. We have sub-licensed to Pfizer certain rights to develop and to commercialize REMOXY. Under the agreement with Durect, we control all of the preclinical, clinical, commercial manufacturing and sales/marketing activities for REMOXY and other abuse-resistant opioid painkillers. We reimburse Durect for formulation and related work, and will make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. We also are responsible to pay Durect royalties on any related drug sales. Pfizer is obligated to reimburse us for costs we incur under the agreement with Durect for REMOXY, including royalties.

4.  Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
December 31, 2013
Cash and cash equivalents	$48,587	$1	$—	$48,588	$—	$48,588
Commercial paper	1,250	—	—	1,250	—	1,250
	$49,837	$1	$—	$49,838	$—	$49,838
Reported as:
Cash and cash equivalents	$48,587	$1	$—	$48,588	$—	$48,588
Marketable securities	1,250	—	—	1,250	—	1,250
	$49,837	$1	$—	$49,838	$—	$49,838
Maturities:
Matures in one year or less	$49,837	$1	$—	$49,838	$—	$49,838
Matures one to three years	—	—	—	—	—	—
	$49,837	$1	$—	$49,838	$—	$49,838
December 31, 2012
Cash and cash equivalents	$49,352	$3	$—	$49,355	$—	$49,355
Corporate securities	$6,898	1	—	6,899	—	6,899
	$56,250	$4	$—	$56,254	$—	$56,254
Reported as:
Cash and cash equivalents	$49,352	$3	$—	$49,355	$—	$49,355
Marketable securities	6,898	1	—	6,899	—	6,899
	$56,250	$4	$—	$56,254	$—	$56,254
Maturities:
Matures in one year or less	$56,250	$4	$—	$56,254	$—	$56,254
Matures one to three years	—	—	—	—	—	—
	$56,250	$4	$—	$56,254	$—	$56,254

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. Our realized gains and losses on our marketable securities were immaterial in 2013,  2012 and 2011.

Our assets measured at fair value were (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2013
Cash and money market fund	$48,588	$—	$—	$48,588
Commercial paper	—	1,250	—	1,250
	$48,588	$1,250	$—	$49,838
December 31, 2012
Cash and money market fund	$1,817	$—	$—	$1,817
Corporate securities	—	54,437	—	54,437
	$1,817	$54,437	$—	$56,254

5.  Property and Equipment

Property and equipment at December 31, 2013 and 2012 consisted of furniture and equipment with a purchase value of $0.6 million.  All of our property and equipment was fully depreciated prior to December 31, 2012. Depreciation and amortization expense was $0.1 million in 2012 and $0.2 million in 2011.

6.  Stockholders' Equity and Stock-Based Compensation

Preferred Stock

Our Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

We have a stockholder rights plan, or the Rights Plan, designed to guard against partial tender offers and other coercive tactics to gain control of the Company without offering a fair and adequate price and terms to all of the Company’s stockholders. Pursuant to the Rights Plan, our Board of Directors declared and paid a dividend of one right to purchase one one-thousandth share of our Series A Participating Preferred Stock for each outstanding share of our common stock. Each of these rights entitles the registered holder to purchase from us one one-thousandth of a share of Series A Preferred at an exercise price of $40.00, subject to adjustment at any time. In 2013, we amended certain terms of the Rights Plan, primarily to provide for certain mechanical and procedural adjustments.

2008 Equity Incentive Plan

Under our 2008 Equity Incentive Plan, or 2008 Equity Plan, our employees, directors and consultants may receive share-based awards, including grants of stock options and Performance Awards. Our Board of Directors or a designated Committee of the Board is responsible for administration of the 2008 Equity Plan and determines the terms and conditions of each option granted, consistent with the terms of the plan.

Stock options generally expire ten years from the date of grant. Cancelled options become available for reissuance. Shares reserved for issuance and available for grant under the 2008 Equity Incentive Plan were 4.8 million as of December 31, 2013. The 2008 Equity Plan terminates in 2018.

The 2008 Equity Plan also provides for the automatic grant of options to purchase shares of common stock to outside directors. On the date of each annual stockholders’ meeting, each outside director is automatically granted an option to purchase 50,000 shares of common stock. The term of these options is ten years, the exercise price is 100% of the fair market value of the stock on the date of grant, and the option becomes exercisable as to 25% of the shares on the anniversary of its date of grant provided the optionee continues to serve as a director on such dates.

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

Stock Options

The following summarizes information about stock option activity during 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Outstanding as of December 31, 2012	15,519,562	$4.27	5.0	$0.2
Granted	1,870,000	$2.44
Exercised	(287,449)	$3.98
Cancelled	(968,220)	$4.25
Outstanding as of December 31, 2013	16,133,893	$4.06	5.0	$16.3
Vested and expected to vest at December 31, 2013	16,133,893	$4.06	5.0	$16.3
Exercisable at December 31, 2013	12,791,698	$4.24	4.0	$10.3

The pre-tax intrinsic value of options exercised,  calculated by multiplying options exercised by the difference between our stock price on the date of exercise and the exercise price of the options, was approximately $0.2 million in 2013, immaterial in 2012 and $5.9 million in 2011.

The following summarizes information about stock options outstanding at December 31, 2013 by a range of exercise prices:

		Options outstanding			Options exercisable
			Weighted
			average	Weighted		Weighted
		Number of	remaining	average	Number of	average
Range of exercise prices		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$2.33	$2.80	3,241,253	7.8	$2.49	1,531,894	$2.55
$2.89	$3.41	4,320,747	5.5	$3.23	3,169,166	$3.22
$3.49	$4.69	3,239,249	2.9	$4.41	3,199,031	$4.42
$4.75	$4.88	3,716,638	3.0	$4.84	3,716,638	$4.84
$4.90	$7.65	1,616,006	6.3	$6.96	1,174,969	$6.77
		16,133,893	5.0	$4.06	12,791,698	$4.24

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of our common stock. For options granted to employees and directors, we used certain factors to value each stock option granted, which resulted in a weighted average fair value of options granted during 2013, 2012 and 2011, as follows:

	2013	2012	2011
Volatility	58% to 64%	56% to 64%	50% to 60%
Risk-free interest rates	1% to 2%	1%	1% to 3%
Expected life of option	7 years	6 years	6 years
Dividend yield	zero	zero	zero
Forfeiture rate	zero	7%	6%
Weighted average fair value of stock options granted	$1.54	$1.70	$4.68

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

For options granted to non-employees, we estimate the fair value of stock options granted using factors similar to those used for stock options granted to employees and directors and appropriate for the terms underlying the stock options granted to non-employees. We re-measure the compensation expense for options granted to non-employees each reporting period.

As of December 31, 2013, we expect to recognize compensation costs of $16.3 million related to non-vested options over the weighted average remaining recognition period of 2.5 years.

Performance Awards

At December 31, 2013, we have outstanding 3,250,065 shares of Performance Awards. We did not grant, issue via exercise or cancel any Performance Awards during 2013. If and when these Performance Awards vest, we would recognize $7.7 million in non-cash stock-based compensation. The modifications to outstanding Performance Awards in 2013 decreased the amount we would recognize if and when these Performance Awards vest by $3.5 million. These Performance Awards expire in 2022. If Performance Awards expire, the underlying shares return to the 2008 Equity Incentive Plan.

2000 Employee Stock Purchase Plan

Under the amended and restated 2000 Employee Stock Purchase Plan, or the Purchase Plan, eligible employees may purchase common stock through payroll deductions of up to 15% of the employee’s compensation. In May 2013, we issued 16,463 shares pursuant to the Purchase Plan.

The purchase price of the stock under the Purchase Plan is generally 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. We use Black-Scholes to estimate the fair value of rights granted under the Purchase Plan, using assumptions similar to those used in determining the fair value of options. Stock based compensation costs related to the Purchase Plan was immaterial in 2013.

Stock-Based Compensation

Our non-cash stock-based compensation was $3.1 million in 2013, $6.6 million in 2012 and $5.4 million in 2011. In 2013, we modified outstanding share-based awards to provide for full acceleration of vesting in the event that a plan participant has their service provider status with the Company terminated by the Company (or any successor entity) without cause or terminated by such participant for good reason at any time following a change in control of the Company. As a result of these modifications, the amount of stock-based compensation we recognized in 2013 was reduced by an immaterial amount.

7.  Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2013, we have not made any matching contributions.

8.  Income Taxes

We recorded a non-cash benefit from income taxes in 2013 related to previously unrecognized tax benefits for use of certain research and development tax credits in 2006. Other than this benefit, we did not provide for income taxes in 2013 as a result of we had a net operating loss for tax purposes in 2013. A reconciliation between the amount computed by multiplying our income before benefit from income taxes for 2013 by the U.S. statutory tax rate and our benefit from income taxes follows (in thousands):

2013
Tax at U.S. statutory tax rate of 34%	$10,725
State taxes	(73)
Equity-based compensation	844
Research credits	(81)
Other	(242)
Change in valuation allowance	(11,246)
Benefit from income taxes	$(73)

We did not have a provision for income taxes in 2012 or 2011 because we had a net operating loss for tax purposes in those years.

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$10,200	$9,200	$6,500
Stock-related compensation	11,100	11,700	12,000
Research & development credit carryforwards	5,700	6,400	6,300
Deferred license fee revenue	—	14,600	19,900
Other	600	600	900
	27,600	42,500	45,600
Valuation allowance	(27,600)	(42,200)	(45,300)
	$—	$300	$300

We are uncertain about the timing and amount of any future profits. Accordingly, we offset our deferred tax assets by a valuation allowance. The valuation allowance decreased by $15.0 in 2013, $3.1 million in 2012 and $0.8 million in 2011.

Our pre-tax net operating loss carryforwards of $32.7 million are federal and expire between 2029 and 2033.  Our deferred tax assets exclude certain federal tax deductions associated with stock option transactions over and above the stock related compensation expenses in our financial statements by approximately $2.6 million. If and when we are able to reduce our income taxes payable with these tax deductions, we will credit additional paid-in capital.

As of December 31, 2013, we had federal research and development tax credits of approximately $9.5 million, which expire in the years 2023 through 2033.

Our deferred tax liabilities at December 31, 2012 resulted from reserves for credits used to reduce state taxes paid for 2006 and 2008. In 2013, we concluded that these reserves will never be realized. Interest expense related to our tax positions was immaterial for 2013, 2012 and 2011.

Unrecognized tax benefits

We have unrecognized tax benefits related primarily to tax credits. In 2013, we reduced our unrecognized tax benefits for the lapse of applicable statute of limitations for tax credits used in prior years. A reconciliation of the beginning and ending unrecognized tax benefits recorded for 2013, 2012 and 2011 follows (in thousands):

	2013	2012	2011
Beginning balance	$5,200	$5,100	$4,800
Additions based on tax positions related to the current year	100	100	300
Lapse of applicable statute of limitations	(600)	—	—
Reductions for tax positions related to prior years	(900)	—	—
Ending balance	$3,800	$5,200	$5,100

9.  Leases and Commitments

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2014.   Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2014	Total
Future minimum lease payments	$81	$81

We believe that our facilities are adequate and suitable for our current needs. Rent expense was $0.1 million for 2013 and 2012 and $0.6 million for 2011.

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011.

11.  Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2013
Total revenue	$1,958	$1,959	$1,958	$35,244
Net income (loss)	$(408)	$(301)	$(762)	$33,015
Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$0.73
Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$0.72
2012
Total revenue	$2,973	$2,724	$2,725	$2,468

Net income (loss)	$30	$(130)	$(1,550)	$(1,796)
Basic and diluted net income (loss) per share	$0.00	$(0.00)	$(0.03)	$(0.04)

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

Management’s annual report on internal control over financial reporting.  We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2013. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992 Framework).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2013 was effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Pain Therapeutic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pain Therapeutics, Inc. as of December 31, 2012 and 2011, and the related statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Pain Therapeutics, Inc. and our report dated February 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 4, 2014

Item 9B.Other Information

None

PART III

Item 10.Directors and Executive Officers and Corporate Governance

The information regarding our directors, executive officers, director nomination process and the audit committee of our board of directors is incorporated by reference from "Directors and Executive Officers" in our Proxy Statement for our 2014 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC.  Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2013.

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

Item 11.Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading "Executive Compensation and Other Matters."

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading "Security Ownership of Certain Beneficial Owners and Management."

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2013:

Number of
	Securities to be	Weighted Average	Number of Securities
	Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding	Options,	Under Equity
	Options, Warrants	Warrants	Compensation
	and Rights	and Rights	Plans
Equity compensation plans approved by stockholders	19,383,958	$3.38	5,239,628
Equity compensation plans not approved by stockholders	—	$—	—
	19,383,958	$3.38	5,239,628

Item 13.Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading "Certain Relationships and Related Transactions."

Item 14.Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this Form 10-K:

(1)Financial Statements (included in Part II of this report):

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Comprehensive Income

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

(2)Financial Statement Schedules:

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)Management Contracts, Compensatory Plans and Arrangements.

Management contracts, compensatory plans and arrangements are indicated by the symbol “*” in the applicable exhibits listed in Item 15(b), below.

(b)Exhibits

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

10.1 (4)*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.
10.2 (4)*	1998 Equity Incentive Plan and form of agreements thereunder.
10.3 (5)*	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.
10.4 (6)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.5 (6)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.6 (7) +	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.7 (7) +	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.9 (8)	2008 Equity Incentive Plan.
10.10 (9)*	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.
10.11 (9)*	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.
10.12 (9)*	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.
10.13 (9)*	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.
10.14 (10)*	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.

10.15 (10)*	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.
10.16 (10)*	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.
10.17 (11)	Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
10.18 (11)*	2000 Employee Stock Purchase Plan, as amended and restated.
10.19 (12)	Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.
10.20 (6)	Amended Lease agreement, dated as of December 20, 2011 between Registrant and StoneCliff Office, L.P.
10.21 (13)*	Amendment Number 1 to the 2008 Equity Incentive Plan.
10.22 (13)*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.
10.23	Letter Agreement dated October 21, 2013 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 60).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

__________

(1)Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.

(2)Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31,  2013.

(3)Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 3, 2005.

(4)Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the SEC on July 13, 2000.

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

(13) Incorporated by reference from our report on Form 10-Q for the period ending June 30, 2013.

+  Confidential treatment has been requested or granted for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.

*Management contract, compensatory plan or arrangement.

 (b)Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

(c)Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAIN THERAPEUTICS, INC.

By:/s/REMI BARBIER

Remi Barbier

President, Chief Executive Officer and Chairman of the Board of Directors

Dated: February 5, 2014

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

Signature	Title	Date
/s/ REMI BARBIER	President, Chief Executive Officer and	February 5, 2014
Remi Barbier	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ PETER S. RODDY Peter S. Roddy	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 5, 2014

/s/ NADAV FRIEDMANN, PH.D., M.D.	Chief Operating and Medical Officer	February 5, 2014
Nadav Friedmann, Ph.D., M.D.	and Director

/s/ ROBERT Z. GUSSIN, PH.D.	Director	February 5, 2014
Robert Z. Gussin, Ph.D.

/s/ MICHAEL J. O'DONNELL, ESQ.	Director and Secretary	February 5, 2014
Michael J. O'Donnell, Esq.

/s/ SAIRA RAMASASTRY	Director	February 5, 2014
Saira Ramasastry

/s/ SANFORD R. ROBERTSON	Director	February 5, 2014
Sanford R. Robertson

/s/ PATRICK SCANNON, M.D, PH.D.	Director	February 5, 2014
Patrick Scannon, M.D., Ph.D.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Amended and Restated Bylaws.
4.1 (1)	Specimen Common Stock Certificate.
4.2 (3)

Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1 (4)*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.
10.2 (4)*	1998 Equity Incentive Plan and form of agreements thereunder.
10.3 (5)*	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.
10.4 (6)	Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.5 (6)	License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.6 (7) +	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.7 (7) +	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.9 (8)*	2008 Equity Incentive Plan.
10.10 (9)*	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.
10.11 (9)*	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.
10.12 (9)*	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.
10.13 (9)*	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.
10.14 (10)*	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.
10.15 (10)*	Employment Agreement dated August 29, 2000 and amended December 30, 2008 between Registrant and Grant L. Schoenhard, Ph.D.
10.16 (10)*	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.
10.17 (11) +	Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
10.18 (11)*	2000 Employee Stock Purchase Plan, as amended and restated.
10.19 (12)	Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.
10.20 (6)	Amended Lease agreement, dated as of December 20, 2011 between Registrant and StoneCliff Office, L.P.
10.21 (13)*	Amendment Number 1 to the 2008 Equity Incentive Plan.
10.22 (13)*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.
10.23	Letter Agreement dated October 21, 2013 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 60).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

__________

(1)Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.

(2)Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2005.

 (3)Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 3, 2005.

(4)Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the SEC on July 13, 2000.

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

(13) Incorporated by reference from our report on Form 10-Q for the period ending June 30, 2013.

+  Confidential treatment has been requested or granted for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.

*Management contract, compensatory plan or arrangement.