Form 10-Q
period 2014-03-31
PAIN THERAPEUTICS INC
filed 2014-05-07
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	45,605,614
Shares Outstanding as of April 10, 2014

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands)
	March 31, 2014	December 31, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$45,852	$48,588
Marketable securities	1,250	1,250
Other current assets	141	265
Total current assets	47,243	50,103
Property and equipment, net	76	—
Total assets	$47,319	$50,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$428	$445
Accrued development expense	301	641
Accrued compensation and benefits	879	712
Other current liabilities	10	3
Total current liabilities	1,618	1,801
Noncurrent liabilities	—	—
Total liabilities	1,618	1,801
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	45	45
Additional paid-in-capital	153,212	152,363
Accumulated other comprehensive income	1	1
Accumulated deficit	(107,557)	(104,107)
Total stockholders' equity	45,701	48,302
Total liabilities and stockholders' equity	$47,319	$50,103

 (1) Derived from the Company’s audited financial statements as of December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
Revenue:
Program fee revenue	$—	$1,958
Total revenue	—	1,958
Operating expenses:
Research and development	2,147	1,183
General and administrative	1,317	1,218
Total operating expenses	3,464	2,401
Operating loss	(3,464)	(443)
Interest income	14	35
Net loss	$(3,450)	$(408)
Net loss per share, basic and diluted	$(0.08)	$(0.01)
Weighted-average shares used in computing net loss per share, basic and diluted	45,127	44,932

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2014	2013
Net loss	$(3,450)	$(408)
Other comprehensive loss:
Net unrealized losses on marketable securities	—	(3)
Comprehensive loss	$(3,450)	$(411)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2014	2013
Cash flows used in operating activities:
Net loss	$(3,450)	$(408)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred program fee revenue	—	(1,958)
Non-cash stock-based compensation	783	679
Depreciation and amortization	3	—
Non-cash net interest income	—	(7)
Changes in operating assets and liabilities:
Other current assets	124	126
Accounts payable	(17)	5
Accrued development expense	(340)	(547)
Accrued compensation and benefits	167	261
Other accrued liabilities	7	(24)
Net cash used in operating activities	(2,723)	(1,873)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(79)	—
Purchases of marketable securities	(1,250)	(2,797)
Maturities of marketable securities	1,250	6,900
Net cash provided by (used in) investing activities	(79)	4,103
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	66	6
Net cash provided by financing activities	66	6
Net increase (decrease) in cash and cash equivalents	(2,736)	2,236
Cash and cash equivalents at beginning of the period	48,588	49,355
Cash and cash equivalents at end of the period	$45,852	$51,591

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate, REMOXY® (oxycodone) Extended-Release Capsules CII, is an extended-release oral formulation of oxycodone for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. We designed REMOXY to discourage common methods of tampering and misuse. REMOXY is being developed pursuant to the collaboration agreement and license agreement, or the Pfizer Agreements, between us and King Pharmaceuticals, Inc., a subsidiary of Pfizer, Inc., or Pfizer.

In the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine monthsended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Program fee revenue in 2013 was derived from upfront payments under the Pfizer Agreements. Through the end of 2013, these payments were recognized from receipt over our estimate of the development period for product candidates under the Pfizer Agreements. In October 2013, we and Pfizer amended the Pfizer Agreements to focus on REMOXY and, as a result of the amendment, we recognized all then-remaining deferred program fee revenue as program fee revenue.

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

Marketable Securities and Fair Value Measurements

We invest in interest bearing marketable securities, generally consisting of corporate and government securities. We may elect to sell these investments before they mature. Therefore, we hold these investments as “available for sale” and include these investments in our balance sheets as current assets, even though the contractual maturity of a particular investment may be beyond one year. We report our marketable securities at fair value, which may include unrealized gains and losses. Our unrealized gains and losses on investments are recorded as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. We recognize all realized gains and losses on our marketable securities on a specific identification basis in interest income in our Statements of Operations. We report changes in net unrealized gains or losses on marketable securities in our Statements of Comprehensive Income. Our marketable securities are maintained at one financial institution and are governed by our investment policy as approved by our Board of Directors.

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

Stock-based Compensation

We recognize expense for the fair value of all share-based payments, including grants of employee stock options and other share based awards, in our Statements of Operations. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years. We estimate forfeitures and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates.

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

Net Loss per Share

We compute basic net loss per share on the basis of the weighted-average number of common shares outstanding for the reporting period. We compute diluted net loss per share on the basis of the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding stock options and Performance Awards.

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended
	March 31,
	2014	2013
Numerator:
Net loss	$(3,450)	$(408)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	45,127	44,932
Net loss per share, basic and diluted	$(0.08)	$(0.01)

We excluded weighted options outstanding to purchase common stock of 4.5 million for the first quarter of 2014 and 14.4 million for the first quarter of 2013 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

Income Taxes

We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets that reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these deferred tax assets with a valuation allowance. We may in the future determine that certain deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the period in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized pursuant to our deferred tax assets as interest expense, when appropriate.

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
March 31, 2014
Cash and cash equivalents	$33,704	$—	$—	$33,704	$—	$33,704
Commercial paper	13,397	1	—	13,398	—	13,398
	$47,101	$1	$—	$47,102	$—	$47,102
Reported as:
Cash and cash equivalents	$45,851	$1	$—	$45,852	$—	$45,852
Marketable securities	1,250	—	—	1,250	—	1,250
	$47,101	$1	$—	$47,102	$—	$47,102
Maturities:
Matures in one year or less	$47,101	$1	$—	$47,102	$—	$47,102
Matures one to three years	—	—	—	—	—	—
	$47,101	$1	$—	$47,102	$—	$47,102
December 31, 2013
Cash and cash equivalents	$48,587	$1	$—	$48,588	$—	$48,588
Corporate securities	1,250	—	—	1,250	—	1,250
	$49,837	$1	$—	$49,838	$—	$49,838
Reported as:
Cash and cash equivalents	$48,587	$1	$—	$48,588	$—	$48,588
Marketable securities	1,250	—	—	1,250	—	1,250
	$49,837	$1	$—	$49,838	$—	$49,838
Maturities:
Matures in one year or less	$49,837	$1	$—	$49,838	$—	$49,838
Matures one to three years	—	—	—	—	—	—
	$49,837	$1	$—	$49,838	$—	$49,838

We did not realize any gains or losses on our investments in marketable securities during the first three months of 2014 or 2013. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2014
Cash and money market fund	$33,704	$—	$—	$33,704
Commercial paper	—	13,398	—	13,398
	$33,704	$13,398	$—	$47,102
December 31, 2013
Cash and money market fund	$48,588	$—	$—	$48,588
Commercial paper	—	1,250	—	1,250
	$48,588	$1,250	$—	$49,838

Note 4.  Stock Issued and Stock-Based Compensation Expense

We issued 26,941 shares of common stock pursuant to the exercise of stock options during the first three months of 2014.

Our non-cash stock-based compensation expenses are as follows (in thousands):

	Three months ended
	March 31,
	2014	2013
Research and development	$348	$303
General and administrative	435	376
	$783	$679

Note 5.  Income Taxes

We did not provide for income taxes in 2014 because we have projected a net loss for the full year 2014.

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

We have a a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, TX that expires in December 2017.  Minimum lease payments are as follows (in thousands):

	2014	2015	2016	2017	Total
Minimum lease payments	$117	$178	$146	$147	$588

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•

development activities of Pfizer, Inc., or Pfizer, or its subsidiary King Pharmaceuticals, Inc., or King, with respect to conducting clinical trials and taking other actions to potentially support obtaining approval of  REMOXY® (oxycodone) Extended-Release Capsules CII, by the U.S. Food and Drug Administration, or FDA;

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

Pfizer continues to conduct the additional clinical studies and other actions required to address the June 2011 Complete Response Letter. These clinical studies are expected to include, in part, a pivotal bioequivalence study with the modified REMOXY formulation to bridge to the clinical data related to the original REMOXY formulation, and an abuse-potential study with the modified formulation. The FDA did not require any further drug efficacy trials. According to Pfizer, the NDA re-submission is not expected to occur before mid-2015.

We are eligible to receive from Pfizer a $15.0 million payment upon FDA approval of REMOXY. Pfizer is obligated to fund the commercialization expenses of and has the exclusive right to market and sell REMOXY, pursuant to the Pfizer Agreements. After commercial launch, we will receive from Pfizer a royalty of 20% of net sales of REMOXY in the United States, except as to the first cumulative $1.0 billion in net sales, which royalty is set at 15%. The royalty rate outside the U.S. is 10%. Pfizer is also obligated to reimburse us for our payment of third-party royalty obligations related to this strategic alliance.

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

As part of an amendment to the Pfizer Agreements in October 2013, Pfizer terminated its rights and obligations with respect to abuse-resistant formulations of hydrocodone, hydromorphone and oxymorphone. Under the terms of the amendment, we are not restricted under the Pfizer Agreements from developing or marketing, and we do not have any royalty or other obligations to Pfizer with respect to, these drug candidates. Investigational New Drug, or IND, applications for all three of these drug candidates are in place with FDA.

We have yet to generate any revenues from product sales. We have recorded an accumulated deficit of $107.6 million at March 31, 2014. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended
	Three months ended
	March 31,
	2014	2013
Compensation	$820	$792
Contractor fees and supplies	1,181	286
Other common costs	146	105
	$2,147	$1,183

Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. Our contractor fees and supplies expenses in the first three months of 2014 were related to programs outside of the Pfizer Agreements.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•

Stock-based compensation.   We recognize expense for the fair value of all share-based payments to employees and directors, including grants of employee stock options and other share based awards, in the Statements of Operations. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

•

Revenue recognition.  We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Program fee revenue in 2013 was derived from upfront payments under the Pfizer Agreements. Through the end of 2013, these payments were recognized from receipt over our estimate of the development period for product candidates under the Pfizer Agreements. In October 2013, we and Pfizer amended the Pfizer Agreements to focus on REMOXY and, as a result of the amendment, we recognized all then-remaining deferred program fee revenue as program fee revenue.

•

Income Taxes.  We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets that reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any. We are uncertain as to the timing and amount of any future earnings. Accordingly, we offset these deferred tax assets with a valuation allowance. We may in the future determine that our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized in connection with our tax positions as interest expense, when appropriate.

Results of Operations - Three months ended March 31, 2014 and 2013

Revenue – Program fee revenue

Program fee revenue derived from upfront payments received pursuant to the Pfizer Agreements was $2.0 million for the first quarter of 2013. We recognized all program fee revenue from these payments by the end of 2013.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses increased to $2.1 million in the first quarter of 2014 from $1.2 million in the first quarter of 2013, primarily due to increased spending on our research and development candidates. Research and development expenses included non-cash stock-related compensation expense of $0.3 million in both the first quarter of 2014 and the first quarter of 2013.

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

General and Administrative Expense

General and administrative expenses consists primarily of compensation and other general corporate expenses. General and administrative expenses increased to $1.3 million in the first quarter of 2014 from $1.2 million in the first quarter of 2013, primarily due to higher non-cash stock-related compensation expense. General and administrative expenses included non-cash stock related compensation expense of $435,000 in the first quarter of 2014 and  $376,000 in the first quarter of 2013.

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

Interest Income

Interest income decreased to $14,000 in the first quarter of 2014 from $35,000 in the first quarter of 2013.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2014, cash, cash equivalents and marketable securities were $47.1 million.

Net cash used in operating activities was $2.7 million for the first quarter of 2014 and $1.9 million for the first quarter of 2013.

Net cash used in investing activities was $0.1 million for the first quarter of 2014 and net cash provided by investing activities was $4.1 million for the first quarter of 2013.  Investing activities in 2014 consisted of purchases of equipment and purchases and maturities of marketable securities. Investing activities in 2013 consisted of purchases and maturities of marketable securities.

Net cash provided by financing activities was $0.1 million for the first quarter of 2014 and $6,000 for the first quarter of 2013. Financing activities consisted primarily of proceeds from stock option exercises.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance.

We have a a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, TX that expires in December 2017.  Minimum lease payments are as follows (in thousands):

	2014	2015	2016	2017	Total
Minimum lease payments	$117	$178	$146	$147	$588

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2014. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.  Pfizer is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation related to REMOXY.

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

We have an accumulated deficit of $107.6 million at March 31, 2014. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2014 by approximately $3,700.  To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of March 31, 2014, our investments consisted of investments in corporate obligations, money market accounts and checking funds with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

Our collaborative agreements with third parties, such as the Pfizer Agreements and our license agreement with Durect are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations or disputes concerning the scope of collaboration activities. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect our business, including:

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $107.6 million at March 31, 2014. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Date: May 7, 2014

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