Form 10-Q
period 2014-06-30
PAIN THERAPEUTICS INC
filed 2014-08-06
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	45,756,117
Shares Outstanding as of July 24, 2014

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands)
	June 30, 2014	December 31, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$44,575	$48,588
Marketable securities	250	1,250
Other current assets	482	265
Total current assets	45,307	50,103
Property and equipment, net	72	—
Other assets	12	—
Total assets	$45,391	$50,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$360	$445
Accrued development expense	332	641
Accrued compensation and benefits	1,047	712
Other current liabilities	—	3
Total current liabilities	1,739	1,801
Noncurrent liabilities	—	—
Total liabilities	1,739	1,801
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	45	45
Additional paid-in-capital	154,409	152,363
Accumulated other comprehensive income	—	1
Accumulated deficit	(110,802)	(104,107)
Total stockholders' equity	43,652	48,302
Total liabilities and stockholders' equity	$45,391	$50,103

(1) Derived from the Company’s audited financial statements as of December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Program fee revenue	$—	$1,959	$—	$3,917
Total revenue	—	1,959	—	3,917
Operating expenses:
Research and development	1,935	1,139	4,081	2,322
General and administrative	1,322	1,139	2,639	2,357
Total operating expenses	3,257	2,278	6,720	4,679
Operating loss	(3,257)	(319)	(6,720)	(762)
Interest income	11	18	25	53
Net loss	$(3,246)	$(301)	$(6,695)	$(709)
Net loss per share, basic and diluted	$(0.07)	$(0.01)	$(0.15)	$(0.02)
Weighted-average shares used in computing net loss per share, basic and diluted	45,247	44,999	45,187	44,966

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(3,246)	$(301)	$(6,695)	$(709)
Other comprehensive gains (losses):
Net unrealized gains (losses) on marketable securities	(1)	—	(1)	3
Comprehensive loss	$(3,247)	$(301)	$(6,696)	$(706)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(6,695)	$(709)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred program fee revenue	—	(3,917)
Non-cash stock-based compensation	1,667	1,491
Depreciation and amortization	7	—
Non-cash net interest income	(2)	(8)
Changes in operating assets and liabilities:
Other current assets	(217)	250
Other assets	(12)
Accounts payable	(85)	74
Accrued development expense	(309)	(357)
Accrued compensation and benefits	335	(474)
Other accrued liabilities	(3)	(24)
Net cash used in operating activities	(5,314)	(3,674)
Cash flows provided by investing activities:
Purchases of property and equipment	(79)	—
Purchases of marketable securities	(1,499)	(4,096)
Maturities of marketable securities	2,500	9,700
Net cash provided by investing activities	922	5,604
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	379	260
Net cash provided by financing activities	379	260
Net increase (decrease) in cash and cash equivalents	(4,013)	2,190
Cash and cash equivalents at beginning of the period	48,588	49,355
Cash and cash equivalents at end of the period	$44,575	$51,545

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(3,246)	$(301)	$(6,695)	$(709)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	45,247	44,999	45,187	44,966
Net loss per share, basic and diluted	$(0.07)	$(0.01)	$(0.15)	$(0.02)
Net income (loss) per share - Diluted

We excluded weighted options outstanding to purchase common stock of 5.5 million for the second quarter of 2014,  14.7 million for the second quarter of 2013,  5.0 million for the first half of 2014 and 14.6 million from the first half of 2013 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
June 30, 2014
Cash and cash equivalents	$44,575	$—	$—	$44,575	$—	$44,575
Commercial paper	250	—	—	250	—	250
	$44,825	$—	$—	$44,825	$—	$44,825
Reported as:
Cash and cash equivalents	$44,575	$—	$—	$44,575	$—	$44,575
Marketable securities	250	—	—	250	—	250
	$44,825	$—	$—	$44,825	$—	$44,825
Maturities:
Matures in one year or less	$44,825	$—	$—	$44,825	$—	$44,825
Matures one to three years	—	—	—	—	—	—
	$44,825	$—	$—	$44,825	$—	$44,825
December 31, 2013
Cash and cash equivalents	$48,587	$1	$—	$48,588	$—	$48,588
Corporate securities	1,250	—	—	1,250	—	1,250
	$49,837	$1	$—	$49,838	$—	$49,838
Reported as:
Cash and cash equivalents	$48,587	$1	$—	$48,588	$—	$48,588
Marketable securities	1,250	—	—	1,250	—	1,250
	$49,837	$1	$—	$49,838	$—	$49,838
Maturities:
Matures in one year or less	$49,837	$1	$—	$49,838	$—	$49,838
Matures one to three years	—	—	—	—	—	—
	$49,837	$1	$—	$49,838	$—	$49,838

We did not realize any gains or losses on our investments in marketable securities during the first six months of 2014 or 2013. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2014
Cash and money market fund	$44,575	$—	$—	$44,575
Commercial paper	—	250	—	250
	$44,575	$250	$—	$44,825
December 31, 2013
Cash and money market fund	$48,588	$—	$—	$48,588
Corporate securities	—	1,250	—	1,250
	$48,588	$1,250	$—	$49,838

Note 4.  Option and Performance Award Activity and Non-Cash Stock-Based Compensation Expense

During the first half of 2014, 1,785,000 stock options and 375,000 Performance Awards were granted, 381,151 options were exercised and 738,664 Performance Awards were cancelled, all pursuant to the 2008 Equity Incentive Plan.

Our non-cash stock-based compensation expenses are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Research and development	$388	$337	$736	$641
General and administrative	496	475	931	850
	$884	$812	$1,667	$1,491

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

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, TX that expires in December 2017.  Minimum lease payments are as follows (in thousands):

	2014	2015	2016	2017	Total
Minimum lease payments	$117	$143	$146	$147	$553

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

•	royalty, milestone or collaboration revenue we may receive from the Pfizer Agreements;
•	the benefits of Pfizer’s acquisition of King with respect to the commercial success of REMOXY, if approved by the FDA;
•	the outcome of research and development activities, including, without limitation, potential formulation of additional dosage forms of our drug candidates;
•	operating losses and anticipated operating and capital expenditures;
•	expected uses of capital resources;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expenses increasing, interest income decreasing or fluctuations in our operating results;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months;
•	assumptions and estimates used for our disclosures regarding stock-based compensation; and
•	estimates concerning the realization of deferred tax assets.

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

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory authorization or approval, production and commercialization of our drug candidates;

•

unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials) or potential post-approval market acceptance;

•	the uncertainty of protection of our intellectual property rights or trade secrets;
•	potential infringement of the intellectual property rights of third parties;
•	pursuing in-license and acquisition opportunities;
•	maintenance or third party funding of our collaboration and license agreements;
•	legislation or regulatory actions affecting product pricing, reimbursement or access;
•	significant breakdown or interruption of our information technology and infrastructure;
•	significant issues that may arise related to outsourcing certain preclinical studies, clinical trials and formation and manufacturing activities;
•	hiring and retaining personnel; and
•	our financial position and our ability to obtain additional financing if necessary.

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

We have yet to generate any revenues from product sales. We have recorded an accumulated deficit of $110.8 million at June 30, 2014. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Nine months ended
	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Compensation	$853	$652	$1,673	$1,444
Contractor fees and supplies	886	348	2,067	633
Other common costs	196	139	341	245
	$1,935	$1,139	$4,081	$2,322

Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. Our contractor fees and supplies expenses in the first six months of 2014 were related to programs outside of the Pfizer Agreements.

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

Results of Operations - Three and six months ended June 30, 2014 and 2013

Revenue – Program fee revenue

Program fee revenue derived from upfront payments received pursuant to the Pfizer Agreements was $2.0 million for the second quarter of 2013 and $3.9 million in the first half of 2013. We recognized all program fee revenue from these payments by the end of 2013.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses increased to $1.9 million in the second quarter of 2014 from $1.1 million in the second quarter of 2013 and to  $4.1 million in the first half of 2014 from $2.3 million in the first half of 2013, primarily due to increased spending on our research and development candidates. Research and development expenses included non-cash stock-related compensation expense of $0.4 million in the second quarter of 2014, $0.3 million in the second quarter of 2013, $0.7 million in the first half of 2014 and $0.6 million in and the first half of 2013.

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies. We expect non-cash equity related expenses to increase in the future.

General and Administrative Expense

General and administrative expenses consists primarily of compensation and other general corporate expenses. General and administrative expenses increased to $1.3 million in the second quarter of 2014 from $1.1 million in the second quarter of 2013 and to  $2.6 million in the first half of 2014 from $2.4 million in the first half of 2013, primarily due to higher compensation expense. General and administrative expenses included non-cash stock-related compensation expense of $0.5 million in both the second quarter of 2014 and the second quarter of 2013 and $0.9 million in both the first half of 2014 and the first half of 2013.

We expect general and administrative expenses to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies. We expect non-cash equity related expenses to increase in the future.

Interest Income

Interest income decreased to $25,000 in the first half of 2014 from $53,000 in the first half of 2013.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2014, cash, cash equivalents and marketable securities were $44.8 million.

Net cash used in operating activities was $5.3 million for the first half of 2014 and $3.7 million for the first half of 2013.

Net cash provided by investing activities was $0.9 million for the first half of 2014 and $5.6 million for the first half of 2013.  Investing activities in 2014 consisted of purchases of equipment and purchases and maturities of marketable securities. Investing activities in 2013 consisted of purchases and maturities of marketable securities.

Net cash provided by financing activities was $0.4 million for the first half of 2014 and $0.3 million for the first half of 2013. Financing activities consisted primarily of proceeds from stock option exercises.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance.

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, TX that expires in December 2017.  Minimum lease payments are as follows (in thousands):

	2014	2015	2016	2017	Total
Minimum lease payments	$117	$143	$146	$147	$553

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June  30, 2014. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.  Pfizer is obligated to reimburse us for any of our milestone payments and royalty payments to Durect Corporation related to REMOXY.

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

We have an accumulated deficit of $110.8 million at June 30, 2014. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2014 by approximately $1,800.  To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of June 30, 2014, our investments consisted of investments in corporate obligations, money market accounts and checking funds with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $110.8 million at June 30, 2014. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

10.1	Second Amendment to Lease Agreement, dated as of April 8, 2014 between Registrant and StoneCliff Office, L.P.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 6, 2014

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

10.1	Second Amendment to Lease Agreement, dated as of April 8, 2014 between Registrant and StoneCliff Office, L.P.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

________

(1)Incorporated by reference from exhibits to our report on Form 10‑Q for the period ended June 30, 2005.

(2)Incorporated by reference from exhibits to our report on Form 10-Q for the period ended March 31, 2013.

(3)Incorporated by reference from the Company’s current report on Form 8-K filed June 20, 2013.