Form 10-Q
period 2014-09-30
PAIN THERAPEUTICS INC
filed 2014-11-05
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes☐  No☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	45,756,117
Shares Outstanding as of October 7, 2014

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands)
	September 30, 2014	December 31, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$42,052	$48,588
Marketable securities	1,100	1,250
Other current assets	358	265
Total current assets	43,510	50,103
Property and equipment, net	69	—
Other assets	12	—
Total assets	$43,591	$50,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$822	$445
Accrued development expense	337	641
Accrued compensation and benefits	1,224	712
Other current liabilities	—	3
Total current liabilities	2,383	1,801
Noncurrent liabilities	—	—
Total liabilities	2,383	1,801
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	45	45
Additional paid-in-capital	155,499	152,363
Accumulated other comprehensive income	1	1
Accumulated deficit	(114,337)	(104,107)
Total stockholders' equity	41,208	48,302
Total liabilities and stockholders' equity	$43,591	$50,103

(1) Derived from the Company’s audited financial statements as of December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Program fee revenue	$—	$1,958	$—	$5,875
Total revenue	—	1,958	—	5,875
Operating expenses:
Research and development	2,116	1,444	6,198	3,766
General and administrative	1,429	1,290	4,068	3,647
Total operating expenses	3,545	2,734	10,266	7,413
Operating loss	(3,545)	(776)	(10,266)	(1,538)
Interest income	11	14	36	67
Net loss	$(3,534)	$(762)	$(10,230)	$(1,471)
Net loss per share, basic and diluted	$(0.08)	$(0.02)	$(0.23)	$(0.03)
Weighted-average shares used in computing net loss per share, basic and diluted	45,345	45,037	45,240	44,990

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(3,534)	$(762)	$(10,230)	$(1,471)
Other comprehensive gains (losses):
Net unrealized gains (losses) on marketable securities	—	(1)	—	(3)
Comprehensive loss	$(3,534)	$(763)	$(10,230)	$(1,474)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2014	2013
Cash flows used in operating activities:
Net loss	$(10,230)	$(1,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred program fee revenue	—	(5,875)
Non-cash stock-based compensation	2,757	2,330
Depreciation and amortization	10	—
Non-cash net interest income	—	(9)
Changes in operating assets and liabilities:
Other current assets	(93)	(136)
Other assets	(12)	12
Accounts payable	377	170
Accrued development expense	(304)	(187)
Accrued compensation and benefits	512	(303)
Other accrued liabilities	(3)	(24)
Net cash used in operating activities	(6,986)	(5,493)
Cash flows provided by investing activities:
Purchases of property and equipment	(79)	—
Purchases of marketable securities	(2,600)	(5,395)
Maturities of marketable securities	2,750	11,000
Net cash provided by investing activities	71	5,605
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	379	260
Net cash provided by financing activities	379	260
Net increase (decrease) in cash and cash equivalents	(6,536)	372
Cash and cash equivalents at beginning of the period	48,588	49,355
Cash and cash equivalents at end of the period	$42,052	$49,727

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate, REMOXY® (oxycodone) Extended-Release Capsules CII, is an extended-release oral formulation of oxycodone for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. We designed REMOXY to discourage common methods of tampering and misuse. REMOXY is being developed pursuant to the collaboration agreement and a license agreement, or the Pfizer Agreements between us and King Pharmaceuticals, Inc., a subsidiary of Pfizer, Inc., or Pfizer. On October 26, 2014, Pfizer provided us with written notice of termination of our Collaboration Agreement with Pfizer.  See Note 9. Subsequent Events.

In the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(3,534)	$(762)	$(10,230)	$(1,471)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	45,345	45,037	45,240	44,990
Net loss per share, basic and diluted	$(0.08)	$(0.02)	$(0.23)	$(0.03)

We excluded weighted options outstanding to purchase common stock of 11.0 million for the third quarter of 2014,  16.4 million for the third quarter of 2013,  5.1 million for the first nine months of 2014 and 14.7 million from the first nine months of 2013 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
September 30, 2014
Cash and cash equivalents	$42,051	$1	$—	$42,052	$—	$42,052
Commercial paper	1,100	—	—	1,100	—	1,100
	$43,151	$1	$—	$43,152	$—	$43,152
Reported as:
Cash and cash equivalents	$42,051	$1	$—	$42,052	$—	$42,052
Marketable securities	1,100	—	—	1,100	—	1,100
	$43,151	$1	$—	$43,152	$—	$43,152
Maturities:
Matures in one year or less	$43,151	$1	$—	$43,152	$—	$43,152
Matures one to three years	—	—	—	—	—	—
	$43,151	$1	$—	$43,152	$—	$43,152
December 31, 2013
Cash and cash equivalents	$48,587	$1	$—	$48,588	$—	$48,588
Corporate securities	1,250	—	—	1,250	—	1,250
	$49,837	$1	$—	$49,838	$—	$49,838
Reported as:
Cash and cash equivalents	$48,587	$1	$—	$48,588	$—	$48,588
Marketable securities	1,250	—	—	1,250	—	1,250
	$49,837	$1	$—	$49,838	$—	$49,838
Maturities:
Matures in one year or less	$49,837	$1	$—	$49,838	$—	$49,838
Matures one to three years	—	—	—	—	—	—
	$49,837	$1	$—	$49,838	$—	$49,838

We did not realize any gains or losses on our investments in marketable securities during the first nine months of 2014 or 2013. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2014
Cash and money market fund	$42,052	$—	$—	$42,052
Commercial paper	—	1,100	—	1,100
	$42,052	$1,100	$—	$43,152
December 31, 2013
Cash and money market fund	$48,588	$—	$—	$48,588
Corporate securities	—	1,250	—	1,250
	$48,588	$1,250	$—	$49,838

Note 4.  Option and Performance Award Activity and Non-Cash Stock-Based Compensation Expense

During the first nine months of 2014, 1,865,000 stock options and 425,000  Performance Awards were granted, 246,079 options were exercised and 25,738 options and 738,664 Performance Awards were cancelled, all pursuant to the 2008 Equity Incentive Plan.

Our non-cash stock-based compensation expenses are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development	$475	$369	$1,211	$1,010
General and administrative	615	470	1,546	1,320
	$1,090	$839	$2,757	$2,330

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

Note 9.  Subsequent Events

On October 26, 2014, Pfizer provided us with written notice of termination, or the Termination Notice, of our Collaboration Agreement with Pfizer. Pursuant to the terms of the Termination Notice and the Collaboration Agreement, the effective date of termination of the Collaboration Agreement is six months from October 26, 2014.

The terms of our License Agreement with Pfizer provide that such agreement terminates automatically upon termination of the Collaboration Agreement. In connection with such termination, and under the terms of the Collaboration Agreement, Pfizer is obligated to carry out certain activities to facilitate transfer of activities, regulatory filings, materials, data, agreements and other matters to us in connection with the return to us of the development program related to REMOXY and is obligated to bear all non-cancelable costs in connection with such development program, and otherwise to bear certain specified costs associated with such return for six months after termination.

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•

activities of Pfizer, Inc., or Pfizer, or its subsidiary King Pharmaceuticals, Inc., or King with respect to Pfizer’s termination of our Collaboration Agreement and License Agreement with Pfizer, or the Pfizer Agreements, and the return to us of development and commercial rights to REMOXY® (oxycodone) Extended-Release Capsules CII;

•	development activities to potentially support obtaining approval of REMOXY® by the U.S. Food and Drug Administration, or FDA;
•	discussions with potential strategic partners for the development and commercialization of REMOXY;
•	the outcome of research and development activities, including, without limitation, development activities for FENROCK™ and potential formulation of additional dosage forms of our drug candidates;
•	operating losses and anticipated operating and capital expenditures;
•	expected uses of capital resources;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expenses increasing, interest income decreasing or fluctuations in our operating results;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months;
•	assumptions and estimates used for our disclosures regarding stock-based compensation; and
•	estimates concerning the realization of deferred tax assets.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or delays in the transfer of REMOXY to us by Pfizer in connection with the termination of the Pfizer Agreements, and the quality or sufficiency of the clinical data to be transferred to us by Pfizer regarding the REMOXY development program;

•

difficulties or delays in the preparation and filing of the New Drug Application, or NDA, for REMOXY by us or a potential partner and in potentially obtaining regulatory approval of the REMOXY NDA, including the potential for requests by the FDA for additional data which may require an extended period of time to obtain and submit;

•	having or obtaining sufficient resources for the successful development and commercialization of REMOXY;
•	the successful development of other drug candidates, independently as well as pursuant to our other collaboration agreements, and the continuation of such agreements;
•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory authorization or approval, production and commercialization of our drug candidates;
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

Pfizer’s development of REMOXY was being conducted pursuant to the Pfizer Agreements. References to Pfizer in this Part I, Item 2 and in Part 2, Item 1A include references to its subsidiary King.

On October 24, 2014, Pfizer informed us of its intent to terminate development of REMOXY. On October 26, 2014, Pfizer provided us with written notice of termination, or the Termination Notice, of our Collaboration Agreement with Pfizer. Pursuant to the terms of the Termination Notice and the Collaboration Agreement, the effective date of termination of the Collaboration Agreement is six months from October 26, 2014. The terms of our License Agreement with Pfizer provide that such agreement terminates automatically upon termination of the Collaboration Agreement. In connection with such termination, and under the terms of the Collaboration Agreement, Pfizer is obligated to carry out certain activities to facilitate transfer of activities, regulatory filings, materials, data, agreements and other matters to us in connection with the return to us of the development program related to REMOXY and is obligated to bear all non-cancelable costs in connection with such development program, and otherwise to bear certain specified costs associated with such return for six months after termination.

In mid-2008, the FDA accepted the NDA for REMOXY with Priority Review. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the REMOXY NDA. In January 2011, we announced that the FDA had accepted the resubmission of the REMOXY NDA. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA's Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY.

Pfizer has informed us that they completed certain clinical studies and other actions designed to address the June 2011 Complete Response Letter. We have not received or reviewed the clinical data associated with such clinical trials. We expect to gain access to such information in the course of the return to us of REMOXY and related data pursuant to the termination of the Pfizer Agreements. We plan to review our strategy with respect to a resubmission of the NDA for REMOXY. We also expect to have discussions with potential strategic partners for the development and commercialization of REMOXY.

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

Investigational New Drug, or IND, applications for abuse-resistant formulations of hydrocodone, hydromorphone and oxymorphone are in place with FDA. We own product rights worldwide on these product candidates.

On September 26, 2014 we announced that we added FENROCK, an early stage drug candidate, to our pipeline. FENROCK is a new, proprietary abuse-deterrent pain patch in the pre-IND stage of development. Our goal with FENROCK is to mitigate the abuse, misuse, overdose and death associated with currently marketed fentanyl patches. The active drug ingredient in the FENROCK patch is fentanyl (CII), a highly potent synthetic opioid typically used to manage severe pain. Currently marketed fentanyl patches can be abused by those who seek an intense euphoric high. FENROCK is designed to provide pain relief over 72 hours when used appropriately but to block the euphoric effects of fentanyl under conditions of abuse or accidental misuse. We own all product rights worldwide without royalty, milestone or other economic obligations to any third-party.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $114.3 million at September 30, 2014. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Nine months ended
	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Compensation	$1,109	$822	$2,783	$2,266
Contractor fees and supplies	821	368	2,888	1,003
Other common costs	186	254	527	497
	$2,116	$1,444	$6,198	$3,766

Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. Our contractor fees and supplies expenses in the first nine months of 2014 were related to programs outside of the Pfizer Agreements.

Our technology has been applied across certain of our portfolio of drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. For example, we expect that results of non-clinical studies, such as pharmacokinetics, toxicology and other studies, regarding certain components of REMOXY to be applicable to certain other abuse-deterrent drug candidates since these abuse-deterrent drug candidates are expected to utilize such components. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing.

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

Results of Operations - Three and nine months ended September 30, 2014 and 2013

Revenue – Program fee revenue

Program fee revenue derived from upfront payments received pursuant to the Pfizer Agreements was $2.0 million for the third quarter of 2013 and $5.9 million in the first nine months of 2013. We recognized all program fee revenue from these payments by the end of 2013.

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and

•	compensation and other personnel-related expenses.

Research and development expense increased to $2.1 million in the third quarter of 2014 from $1.4 million in the third quarter of 2013 and to $6.2 million in the first nine months of 2014 from $3.8 million in the first nine months of 2013, primarily due to increased spending on our research and development candidates. Research and development expense included non-cash stock-related compensation expense of $0.5 million in the third quarter of 2014, $0.4 million in the third quarter of 2013, $1.2 million in the first nine months of 2014 and $1.0 million in the first nine months of 2013.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense increased to $1.4 million in the third quarter of 2014 from $1.3 million in the third quarter of 2013 and to $4.1 million in the first nine months of 2014 from $3.6 million in the first nine months of 2013, primarily due to higher non-cash stock-related compensation expense and other general corporate expenses. General and administrative expense included non-cash stock-related compensation expense of $0.6 million in the third quarter of 2014, $0.5 million in the third quarter of 2013, $1.5 million in the first nine months of 2014 and $1.3 million in the first nine months of 2013.

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

Interest Income

Interest income decreased to $36,000 in the first nine months of 2014 from $67,000 in the first nine months of 2013.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2014, cash, cash equivalents and marketable securities were $43.2 million.

Net cash used in operating activities was $7.0 million for the first nine months of 2014 and $5.5 million for the first nine months of 2013.

Net cash provided by investing activities was $0.1 million for the first nine months of 2014 and $5.6 million for the first nine months of 2013. Investing activities in 2014 consisted primarily of purchases and maturities of marketable securities. Investing activities in 2013 consisted of purchases and maturities of marketable securities.

Net cash provided by financing activities was $0.4 million for the first nine months of 2014 and $0.3 million for the first nine months of 2013. Financing activities consisted primarily of proceeds from stock option exercises.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2014. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $114.3 million at September 30, 2014. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2014 by approximately $2,000.  To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of September 30, 2014, our investments consisted of investments in corporate obligations, money market accounts and checking funds with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. Pfizer recently completed certain additional clinical trials designed to address the June 2011 Complete Response Letter. In connection with the election by Pfizer to terminate the Pfizer Agreement, we expect to obtain access to the data from such clinical trials and, unless an additional collaborator is engaged, we will be responsible for further clinical trials, if necessary, and for any resubmission of an NDA for REMOXY. Because we have not received or had access to any of the clinical data from the recent Pfizer clinical trials, we have not been able to determine whether such data supports an NDA resubmission for REMOXY or whether we will be required to conduct additional clinical trials or other development activities. We do not yet know when we will receive or otherwise obtain access to such data from the Pfizer. Further, there can be no assurance that the FDA will approve an NDA for REMOXY or that the FDA will not require additional clinical or non-clinical data to be submitted. Obtaining data from such studies (even if completed) that is insufficient to support approval of REMOXY, or any adverse decisions by the FDA (including any decision by the FDA to require additional clinical or non-clinical data) may significantly delay or prevent the potential approval of REMOXY.

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

If we or our collaborators are unable to design, conduct and complete preclinical and clinical trials successfully, our drug candidates will not be able to receive regulatory approval.

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

Preclinical studies may not provide results we believe are sufficient to support the filing of an IND. Success in early preclinical studies does not ensure success in later preclinical or clinical studies. The FDA may disagree with the design of our preclinical studies or our interpretations of data from preclinical studies. The FDA may not accept an IND for our product candidate and may require additional preclinical studies to support the filing of an IND.

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

We may not be able to successfully develop or commercialize FENROCK, a transdermal pain patch specifically designed to prevent recreational abuse of fentanyl.

We have no history of developing transdermal patches. We do not know whether any of our planned development activities for FENROCK will result in approval of such drug candidate by the FDA, or, if FENROCK is approved, it will be a commercially viable product.

Risks Relating to our Collaboration Agreements

If Pfizer does not transfer to us all data and documentation requested by us or as required by the Pfizer Agreements, does not transfer such data and documentation on a timely basis, or the quality of the data and documentation transferred is insufficient, our ability to resubmit an NDA for REMOXY will be negatively impacted and our business would suffer.

In connection with Pfizer’s election to termination of the Pfizer Agreements, Pfizer is required to transfer to us data, documentation and other materials related to REMOXY. If Pfizer doesn’t meet its obligations to transfer such materials if the transfer is not completed on a timely basis or the quality of the data and documentation transferred is insufficient, we would be significantly delayed in our ability to resubmit an NDA for REMOXY, and may need to conduct further development activities or clinical trials to prepare any potential resubmission. As a result, any further development, regulatory approval and product introduction for REMOXY would be delayed or prevented and our business would suffer.

If outside collaborators fail to devote sufficient time and resources to drug development programs related to our product candidates, or if their performance is substandard, regulatory submissions and introductions for our products may be delayed.

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

If we fail to enter into or maintain collaboration agreements and licenses for REMOXY and other drugs designed to reduce potential risks of unintended use, we may have to reduce or delay our drug candidate development.

Our plan for developing, manufacturing and commercializing REMOXY currently requires us to successfully maintain our license from Durect. If we are unable to meet the obligations necessary to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products, our potential future revenues may suffer and we may have to reduce or delay development of our other drug candidates. In addition, we expect to seek a new corporate collaborator with respect to REMOXY. If we do not enter into a new collaboration with respect to the continued development and potential commercialization of REMOXY, we will be required to undertake and fund such activities ourselves and may need to seek additional capital (which may not be available on acceptable terms, if at all), personnel or other resources, If we are not successful in such efforts, development and commercialization of REMOXY and our other drug candidates would be delayed or prevented, and our business would suffer.

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

•effectiveness of marketing and distribution efforts by us and other licensees and distributors.

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

In addition, due to the nature of the market for our drug candidates, it may be necessary for us to license all or substantially all of our drug candidates to a single collaborator, thereby eliminating our opportunity to commercialize these other products independently. If we enter into any such new collaborative arrangements, our revenues are likely to be lower than if we marketed and sold our products ourselves.

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

Our ability to commercialize drugs we (alone or with other collaborators) may develop will depend in part on the extent to which reimbursement can be obtained for such drugs from:

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

We have no manufacturing facilities and have limited experience in drug product development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or test the technical performance of our drug candidates. We rely on and expect to continue to rely on a limited number of experienced personnel and a small number of contract manufacturers and other vendors to formulate, test, supply, store and distribute drug supplies for our preclinical studies and clinical trials. Our reliance on a limited number of vendors exposes us to the following risks, any of which could delay our clinical trials, and, consequently, FDA approval of our drug candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•Contract commercial manufacturers, their sub-contractors or other third parties we rely on and expect to rely on, may encounter difficulties in achieving the volume of production needed to satisfy preclinical and clinical needs or commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, and may experience shortages of qualified personnel to adequately staff production operations.

•Our contract manufacturers could default on their agreements with us to provide supplies or meet our requirements for commercialization of our products.

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

Opioid drug abuse receives a high degree of media coverage. Unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs, the limitations of abuse-resistant formulations, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity could adversely affect our reputation. Such negative publicity could have an adverse effect on the potential size of the market for our drug candidates and decrease revenues and royalties, which would adversely affect our business and financial results.

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

If we cannot formulate and scale-up a wide range of dosage forms of REMOXY, we might determine that the commercial opportunity for REMOXY in certain dosage forms is too limited to warrant further investment in clinical testing and development.

We plan to formulate and scale-up a wide range of dosage forms of REMOXY. We may not be able to successfully complete our formulation or scale-up activities or we may determine that the commercial opportunity for REMOXY in certain dosage forms is too limited to warrant further investment. If we are unsuccessful in our formulation or scale-up activities with REMOXY, our future revenue may be less than expected and our operations may suffer.

We rely solely on Durect to provide us with certain components drug candidates designed to reduce potential risks of unintended use and will continue to rely on Durect to produce commercial supplies of these components.

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

If we receive marketing approval for and commercially launches REMOXY, Durect may need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for REMOXY in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to FDA review and approval. If Durect is unable to successfully increase the manufacturing capacity for such components of REMOXY, at an acceptable cost or otherwise, and we are unable to establish alternative manufacturing capabilities, commercialization of REMOXY may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our future revenues and cause our business to suffer.

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $114.3 million at September 30, 2014. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•continue to conduct preclinical studies and clinical trials for our drug candidates, including drug development activities related to FENROCK;

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•the status of our collaboration agreements, including the recent election by Pfizer to terminate the Pfizer Agreements, and the timing and sufficiency of any activities associated with the return to us of REMOXY;

•results of or delays in efforts to seek regulatory approval for REMOXY, and in preclinical studies and clinical trials for our other drug candidates;

•publicity regarding products under development by us or others, including with respect to actual or potential medical results relating to such matters;

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

Date: November 5, 2014

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