Form 10-K
period 2014-12-31
PAIN THERAPEUTICS INC
filed 2015-02-18
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

_______________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $219,561,715 computed by reference to the last sales price of $5.75 as reported on the NASDAQ Global Select Market, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2014.

The number of shares outstanding of the Registrant's common stock on January 12,  2015 was 45,756,117.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

PAIN THERAPEUTICS, INC.

FORM 10-K

PART I

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•

activities of Pfizer, Inc., or Pfizer, or its subsidiary King Pharmaceuticals, Inc., or King, with respect to Pfizer’s termination of our Collaboration Agreement and License Agreement with Pfizer, or the Pfizer Agreements, and the return to us of development and commercial rights to REMOXY® (oxycodone) Extended-Release Capsules CII, including the potential assignment to us of Pfizer’s commercial supply agreement with Durect Corporation, or Durect;

•	expectations with regard to the delivery of data, materials and information by Pfizer to us related to Pfizer’s development activities with respect to REMOXY;
•	development activities to potentially support obtaining approval of REMOXY by the U.S. Food and Drug Administration, or FDA;
•	discussions with potential strategic partners for the development and commercialization of REMOXY;
•	the outcome of research and development activities, including, without limitation, development activities for FENROCK™ and potential formulation of additional dosage forms of our drug candidates;
•	operating losses and anticipated operating and capital expenditures;
•	expected uses of capital resources;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expenses increasing, interest income decreasing or fluctuations in our operating results;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months; and
•	assumptions and estimates used for our disclosures regarding stock-based compensation.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	our limited review of the REMOXY data held by Pfizer;
•

difficulties or delays in the transfer of REMOXY and related data to us by Pfizer in connection with the termination of the Pfizer Agreements, and the quantity, quality or sufficiency of the data, materials and information to be transferred to us by Pfizer regarding the REMOXY development program;

•

difficulties or delays in the preparation and filing of the NDA for REMOXY by us or a potential partner and in potentially obtaining regulatory approval of the NDA for REMOXY, including the potential for requests by the FDA for additional data which may require an extended period of time to obtain and submit;

•	having or obtaining sufficient resources for the successful development and commercialization of REMOXY;
•	continuing discussions with potential strategic partners for the development and commercialization of REMOXY;
•	the successful development of other drug candidates, independently as well as pursuant to our other collaboration agreements, and the continuation of such agreements;
•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory authorization or approval, production and commercialization of our drug candidates;

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

Item 1.Business

Overview

We are a biopharmaceutical company that develops novel drugs. Our lead drug candidate, REMOXY, is an extended-release oral formulation of oxycodone for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. We designed REMOXY to discourage common of tampering and misuse.

Pfizer’s development of REMOXY was being conducted pursuant to the Pfizer Agreements. References to Pfizer in this Part I, Item 2 and in Part 2, Item 1A include references to its subsidiary King.

On October 26, 2014, Pfizer provided us with written notice of termination, or the Termination Notice, of our Collaboration Agreement with Pfizer. Pursuant to the terms of the Termination Notice and the Collaboration Agreement, the effective date of termination of the Collaboration Agreement is six months from October 26, 2014. Our License Agreement with Pfizer terminates automatically upon termination of the Collaboration Agreement. In connection with such termination, and under the terms of the Collaboration Agreement, Pfizer is obligated to carry out certain activities to facilitate transfer of documents, regulatory filings, materials, data, agreements and other information related to REMOXY to us in connection with the return to us of the development program related to REMOXY and is obligated to bear all non-cancelable costs in connection with such development program, and otherwise to bear certain specified costs associated with such return for six months after termination.

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

Pfizer has informed us that they completed certain clinical studies and other actions designed to address the June 2011 Complete Response Letter. We have not received or reviewed all of Pfizer’s data associated with REMOXY. We expect to gain access to such data in the course of the return to us of REMOXY and related data pursuant to the termination of the Pfizer Agreements.

REMOXY

REMOXY is a novel controlled-release oral capsule form of oxycodone in a highly viscous liquid formulation matrix that includes novel excipients. It is specifically formulated to help address issues of abuse and misuse of time-release oxycodone tablets.  Sales of time-release oxycodone were estimated to be over $2.5 billion in 2012.

The analgesic action of extracts of the opium poppy plant has been known for millennia. In more recent decades, semi-synthetic opium derivatives, such as oxycodone, a generic drug in clinical use since the 1930’s, have become a standard of care for treating moderate-to-severe chronic pain.

Opioid misuse and abuse are significant public health problems. It is well-known that medicinal opioids such as oxycodone can produce both analgesia and euphoria. The search for euphoric effects can lead to drug-seeking behavior, tolerance and dependence. In particular, rapid increases in plasma levels of oxycodone may lead to overdose, respiratory depression or death.

The REMOXY formulation is designed to resist certain common methods of chemical or physical manipulation. REMOXY’s capsule dosage form provides therapeutic drug levels of oxycodone on a twice-daily dosing schedule, while resisting the rapid increases in plasma levels of oxycodone associated with certain common methods of abuse and misuse. For example, its formulation resists unapproved routes of administration, such as injection, snorting or inhalation.

REMOXY is an investigational drug candidate whose safety and efficacy have not yet been established by the FDA. REMOXY is intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse as well as the needs of pharmacists and the managed care healthcare system in the United States.

Abuse-resistant formulation of Hydromorphone

We believe the abuse-resistant technology used in REMOXY is applicable to our abuse-resistant formulation of hydromorphone, which is intended to meet the needs of physicians who appropriately prescribe hydromorphone and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse as well as the needs of pharmacists and the managed care healthcare system in the United States. An Investigational New Drug, or IND, application for our abuse-resistant formulation of hydromorphone is in place with FDA. We own all commercial rights with respect to this drug candidate.

FENROCK

FENROCK is a proprietary abuse-deterrent transdermal pain patch in the pre-IND stage of development. Our goal with FENROCK is to mitigate the abuse, misuse, overdose and death associated with currently marketed fentanyl patches. The active pharmaceutical ingredient in the FENROCK patch is fentanyl (CII), a highly potent synthetic opioid typically used to manage severe pain. Currently marketed fentanyl patches can be easily abused by those who seek an intense euphoric high. FENROCK is designed to provide pain relief over 72 hours when used appropriately but to block the euphoric effects of fentanyl under certain conditions of abuse or accidental misuse. We own all product rights worldwide without royalty, milestone or other economic obligations to any third-party.

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

Retain Significant Rights to Our Drugs.   We currently retain worldwide commercialization rights to all of our technology and drug candidates in all markets and indications, including REMOXY, subject to the termination of the Pfizer Agreements. In general, we intend to independently develop our drug candidates through late-stage clinical trials. In market segments that require large or specialized sales forces, we may seek sales and marketing alliances with third parties.

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

We also conduct basic research in collaboration with academic and other partners. Our research and development expenses were $7.6 million in 2012,  $4.9 million in 2013 and $7.3 million in 2014. We recorded contract revenue related to customer-sponsored research activities under the Pfizer Agreements of $0.2 million in 2012.

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

Our presently issued U.S. patents and the presently issued U.S. patents we license from third parties for REMOXY are currently estimated to expire by 2031. In Europe, the presently granted patents for REMOXY are currently estimated to expire by 2028.  Patents may have their term extended for various reasons including the grant of patent term adjustments, patent term extensions, or supplemental protection certificates, or may have their term shortened for various reasons including by terminal disclaimers.

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

Agreements with Pfizer

Pfizer’s development of REMOXY was being conducted pursuant to the Pfizer Agreements. On October 26, 2014, Pfizer provided us with the Termination Notice of our Collaboration Agreement with Pfizer. Pursuant to the terms of the Collaboration Agreement, the effective date of termination of the Collaboration Agreement is six months from October 26, 2014. The terms of our License Agreement with Pfizer provide that such agreement terminates automatically upon termination of the Collaboration Agreement.

In connection with the Termination Notice, and under the terms of the Collaboration Agreement, Pfizer is obligated to carry out certain activities to facilitate transfer of activities, regulatory filings, materials,  data, agreements and other matters to us in connection with the return to us of the development program related to REMOXY and is obligated to bear all non-cancelable costs in connection with such development program, and otherwise to bear certain specified costs associated with such return for six months after termination. Notwithstanding the terms of the Collaboration Agreement, terminating collaboration agreements and returning the development program related to REMOXY is complex and time consuming.

Formulation Agreement with Durect Corporation

We have an exclusive, worldwide Development and License Agreement, or the Durect Agreement, with Durect to use a patented technology that forms the basis for certain drug candidates, including REMOXY. We reimburse Durect for formulation and related work, and make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. We have paid Durect approximately $38 million from the inception of the Durect Agreement in late 2002 to December 31, 2014, including $1.0 million in upfront payments and $1.7 million for achievement of certain clinical and regulatory milestones. We could pay up to another $7.6 million of potential payments under the Durect Agreement following achievement of certain clinical and regulatory milestones.

We also are obligated to pay Durect royalties on any related drug sales. These royalties range from 6.0% to 11.5%, depending on the level of sales of licensed products in a given calendar year.

Durect is obligated to supply Pfizer with certain components of REMOXY pursuant to a commercial supply agreement between Pfizer and Durect. Pursuant to the termination of the Pfizer Agreements, we expect Pfizer to assign this agreement to us.

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

Until the termination of the Pfizer Agreements, we are obligated not to amend or terminate our agreement with Durect if an amendment or termination would alter the rights or obligations of Pfizer under the Pfizer Agreements.

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

REMOXY is formulated using, in part, proprietary technology licensed from Durect. We rely on third-party manufacturers to formulate, manufacture, fill, label, ship or store REMOXY.  We rely on Durect to formulate and provide components of abuse-resistant formulations of oxymorphone, hydromorphone and oxymorphone.

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

The FDA may request additional information before accepting an NDA. In such an event, the NDA must be resubmitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Federal Food, Drug and Cosmetic Act, the FDA reviews the NDA and responds to the applicant. The review process is typically extended for significant amounts of time by the FDA’s requests for additional information or clarification regarding information already provided in the submission. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

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

Competition

Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary opioid formulations may include, but are not limited to, Roxane Laboratories, Purdue Pharma, Mylan, Pfizer, Abbott Laboratories, Endo Pharmaceuticals, Teva Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals. For example, on February 13, 2015, Pfizer announced FDA acceptance for review of a New Drug Application for ALO-02 (oxycodone hydrochloride and naltrexone hydrochloride), a potential competitive product candidate to REMOXY. Alternative technologies are being developed to address the issue of abuse or misuse of opioid painkillers or increase opioid potency, as well as alternatives to opioid therapy for pain management, several of which are in clinical trials or are awaiting approval from the FDA.

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

REMOXY® and FENROCK™ are trademarks of Pain Therapeutics, Inc.

Incorporation

We were incorporated in Delaware in May 1998.

Employees

As of December 31, 2014, we had 9 employees. We engage consultants from time to time to perform services on retainer, a per diem or hourly basis.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. Pfizer recently completed certain additional clinical trials designed to address the June 2011 Complete Response Letter. In connection with the election by Pfizer to terminate the Pfizer Agreement, Pfizer is obligated to transfer to us the data, records and information related to REMOXY. We will become responsible for the resubmission of an NDA for REMOXY. Because we have not received or had access to all data generated by Pfizer, we have not been able to determine whether such data supports an NDA resubmission for REMOXY or whether we will be required to conduct additional clinical trials or other development activities. We do not yet know when we will receive or otherwise obtain access to such data from the Pfizer. Further, there can be no assurance that the FDA will approve an NDA for REMOXY or that the FDA will not require additional clinical or non-clinical data to be submitted. Obtaining data from such studies (even if completed) that is insufficient to support approval of REMOXY, or any adverse decisions by the FDA (including any decision by the FDA to require additional clinical or non-clinical data) may significantly delay or prevent the potential approval of REMOXY.

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

Clinical trials with REMOXY and our potential future clinical trials for other drug candidates for treatment of pain measure clinical symptoms, such as pain and physical dependence, that are not biologically measurable. The success in these clinical trials depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. Due in part to a lack of consensus on standardized processes for assessing clinical outcomes, these scores may or may not be reliable, useful or acceptable to regulatory agencies.

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

In connection with Pfizer’s election to termination of the Pfizer Agreements, Pfizer is required to transfer to us data, documentation and other materials related to REMOXY. If Pfizer does not meet its obligations to transfer such materials, if the transfer is not completed on a timely basis or the quality of the data and documentation transferred is insufficient, we would be significantly delayed in our ability to resubmit an NDA for REMOXY, and may need to conduct further development activities or clinical trials to prepare any potential resubmission. As a result, any further development, regulatory approval and product introduction for REMOXY would be delayed or prevented and our business would suffer.

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $116.5 million at December 31, 2014. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2017.  We believe that our facilities are adequate and suitable for our current needs.

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

	Sales Prices
	High	Low
Fiscal 2013:
First Quarter	$3.79	$2.40
Second Quarter	$5.57	$2.18
Third Quarter	$3.45	$2.15
Fourth Quarter	$4.90	$2.58
Fiscal 2014:
First Quarter	$5.94	$3.82
Second Quarter	$6.22	$4.36
Third Quarter	$5.91	$3.57
Fourth Quarter	$4.27	$1.61

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and, notwithstanding our special nondividend distributions in December 2012 (of $0.75 per share of common stock totaling $34.0 million) and December 2010 (of $2.00 per share of common stock totaling $85.7 million), we have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 9, 2015, there were approximately 55 holders of record of our common stock.

Performance Graph

The following line graph compares the percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period commencing December 31, 2009.

The graph assumes that $100 was invested on December 31, 2009 in our common stock or an index, and that all dividends were reinvested.  Notwithstanding our special nondividend distributions completed in 2012 and 2010, we have not declared or paid any dividends on our common stock.  Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.Selected Financial Data (in thousands except per share data)

The following selected financial data should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. The selected balance sheet data at December 31, 2014 and 2013 and the selected statement of operations data for 2014, 2013 and 2012 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2012,  2011 and 2010 and the statements of operations for 2011 and 2010 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
	2014	2013	2012	2011	2010
Statement of operations data:
Program fee revenue	$—	$41,119	$10,641	$10,897	$10,496
Collaboration revenue	—	—	249	587	1,313
Milestone revenue	—	—	—	—	5,000
Total revenue	—	41,119	10,890	11,484	16,809
Research and development expense	7,306	4,917	7,605	8,300	15,746
General and administrative expense	5,127	4,837	7,182	6,698	14,766
Total operating expenses	12,433	9,754	14,787	14,998	30,512
Operating income (loss)	(12,433)	31,365	(3,897)	(3,514)	(13,703)
Interest and other income, net	47	106	451	901	1,680
Loss before provision for (benefit from) income taxes	(12,386)	31,471	(3,446)	(2,613)	(12,023)
Provision for (benefit from) income taxes	—	(73)	—	—	—
Net income (loss)	$(12,386)	$31,544	$(3,446)	$(2,613)	$(12,023)
Net income (loss) per share
Basic	$(0.27)	$0.70	$(0.08)	$(0.06)	$(0.28)
Diluted	$(0.27)	$0.70	$(0.08)	$(0.06)	$(0.28)
Weighted-average shares used in computing net income (loss) per share
Basic	45,269	45,007	44,753	44,160	42,644
Diluted	45,269	45,208	44,753	44,160	42,644

	December 31,
	2014	2013	2012	2011	2010
Balance sheet data:
Cash and cash equivalents	$40,590	$48,588	$49,355	$73,144	$4,798
Marketable securities	—	1,250	6,899	24,987	86,428
Working capital	39,979	48,302	46,508	85,217	84,414
Total assets	40,906	50,103	56,859	98,963	99,195
Deferred program fee revenue	—	—	41,119	51,760	62,657
Total liabilities	850	1,801	43,723	54,570	66,262
Total stockholders' equity	40,056	48,302	13,136	44,393	32,933

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

Pfizer conducted development of REMOXY pursuant to the Pfizer Agreements. References to Pfizer in this Part I, Item 2 and in Part 2, Item 1A include references to its subsidiary King.

On October 26, 2014, Pfizer provided us with written notice of termination, or the Termination Notice, of our Collaboration Agreement with Pfizer. Pursuant to the terms of the Termination Notice and the Collaboration Agreement, the effective date of termination of the Collaboration Agreement is six months from October 26, 2014. Our License Agreement with Pfizer terminates automatically upon termination of the Collaboration Agreement. In connection with such termination, and under the terms of the Collaboration Agreement, Pfizer is obligated to carry out certain activities to facilitate transfer of documents, regulatory filings, materials, data, agreements and other information related to REMOXY to us in connection with the return to us of the development program related to REMOXY and is obligated to bear all non-cancelable costs in connection with such development program, and otherwise to bear certain specified costs associated with such return for six months after termination.

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

Pfizer has informed us that they completed certain clinical studies and other actions designed to address the June 2011 Complete Response Letter. We have not received or reviewed all of Pfizer’s data associated with REMOXY. We expect to gain access to such data in the course of the return to us of REMOXY pursuant to the termination of the Pfizer Agreements.

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

We own all commercial rights to the abuse-resistant formulations of hydrocodone, hydromorphone and oxymorphone. Investigational New Drug, or IND, applications for all three of these drug candidates are in place with FDA.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $116.5 million at December 31, 2014. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years ended December 31,
	2014	2013	2012

Compensation	$3,468	$3,047	$5,756
Contractor fees and supplies	3,118	1,227	1,099
Other common costs	720	643	750
	$7,306	$4,917	$7,605

Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. Our contractor fees and supplies expenses in 2014 were related to programs outside of the Pfizer Agreements.

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

Results of Operations

Years Ended December 31, 2014 and 2013

Revenue – Program fee revenue

We received a $150.0 million upfront fee in 2005 in connection with the closing of the Pfizer Agreements and $5.0 million in July 2010 in connection with an amendment to the Pfizer Agreements.  As a result of the October 2013 amendment to the Pfizer Agreements, we recognized the balance of current and non-current portions of deferred program fee revenue as program fee revenue during the fourth quarter of 2013. Related program fee revenue was $41.1 million in 2013.

Research and Development Expense

Research and development expense consists primarily of costs of development work associated with our drug candidates. Research and development expenses increased to $7.3 million in 2014 from $4.9 million in 2013,  primarily due to increased third-party spending on our research and development candidates. Research and development expenses included $1.6 million in non-cash stock related compensation expense in 2014 and $1.3 million in non-cash stock related compensation expense in 2013.

We expect research and development expense to fluctuate over the next several years as we continue our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense increased to $5.1 million in 2014 from $4.8 million in 2013, primarily due to higher cash non-cash stock related compensation and general corporate activities. General and administrative expenses included $2.1 million in non-cash stock related compensation expense in 2014 and $1.8 million in non-cash stock related compensation expense in 2013.

We expect other general and administrative expense to increase over the next several years in connection with support of precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest and other income, net, was  $0.1 million in both 2014 and 2013.  We expect our interest income to decrease in the future as we use cash to fund our operations.

Provision for Income Taxes

In 2013, we recognized a benefit from income taxes related to unrecognized tax benefits for use of certain research and development tax credits in 2006. We did not provide for federal income taxes in 2014 or 2013 because we had a tax loss for both 2014 and 2013.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2014, cash, cash equivalents and marketable securities were $40.6 million.

Net cash used in operating activities increased to  $9.5 million for 2014 from $6.9 million for 2013 primarily due to increased cash used for operating expenses.

Net cash provided by investing activities was $1.2 million for 2014 compared to $5.7 million for 2013. Investing activities for both years consisted primarily of the purchase and maturities of marketable securities.

Net cash provided by financing activities was $0.4 in 2014 and $0.5 million in 2013 and consisted primarily of cash from stock option exercises.

Realization of our deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance.

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2017. Future minimum lease payments by year are as follows (in thousands):

	2015	2016	2017	Total
Minimum lease payments	$143	$146	$147	$436

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2014. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones.

We have an accumulated deficit of $116.5 million at December 31, 2014. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2014 by $3,190. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2014, our investments consisted of investments in commercial paper, corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Item 8.Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm.................................................................................	35
Balance Sheets.............................................................................................................................................	36
Statements of Operations...............................................................................................................................	37
Statements of Comprehensive Income (Loss)...................................................................................................	38
Statements of Stockholders' Equity ...............................................................................................................	39
Statements of Cash Flows.............................................................................................................................	40
Notes to Financial Statements.........................................................................................................................	41

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2014 and 2013, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pain Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 17, 2015

PAIN THERAPEUTICS, INC.

BALANCE SHEETS
(in thousands, except share and per share data)
	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$40,590	$48,588
Marketable securities	—	1,250
Other current assets	239	265
Total current assets	40,829	50,103
Property and equipment, net	65	—
Other assets	12	—
Total assets	$40,906	$50,103
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$173	$445
Accrued development expense	25	641
Accrued compensation and benefits	652	712
Other current liabilities	—	3
Total current liabilities	850	1,801
Noncurrent liabilities	—	—
Total liabilities	850	1,801
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 45,756,117 and
45,510,038 shares issued and outstanding at December 31, 2014 and 2013, respectively	46	45
Additional paid-in capital	156,502	152,363
Accumulated other comprehensive income	1	1
Accumulated deficit	(116,493)	(104,107)
Total stockholders' equity	40,056	48,302
Total liabilities and stockholders' equity	$40,906	$50,103

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Revenue:
Program fee revenue	$—	$41,119	$10,641
Collaboration revenue	—	—	249
Total revenue	—	41,119	10,890
Operating expenses:
Research and development	7,306	4,917	7,605
General and administrative	5,127	4,837	7,182
Total operating expenses	12,433	9,754	14,787
Operating income (loss)	(12,433)	31,365	(3,897)
Interest income	47	106	451
Income (loss) before provision for (benefit from) income taxes	(12,386)	31,471	(3,446)
Provision for (benefit from) income taxes	—	(73)	—
Net income (loss)	$(12,386)	$31,544	$(3,446)
Net income (loss) per share
Basic	$(0.27)	$0.70	$(0.08)
Diluted	$(0.27)	$0.70	$(0.08)
Weighted-average shares used in computing net income (loss) per share
Basic	45,269	45,007	44,753
Diluted	45,269	45,208	44,753

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2014	2013	2012
Net income (loss)	$(12,386)	$31,544	$(3,446)
Other comprehensive losses:
Net unrealized losses on marketable securities	—	(3)	(124)
Comprehensive income (loss)	$(12,386)	$31,541	$(3,570)

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
				Accumulated
				other			Total
	Common stock		Additional	comprehensive		Accumulated	stockholders'
	Shares	Par value	paid-in capital	income		deficit	equity
Balance at December 31, 2011	44,732,017	$45	$176,425		$128	$(132,205)	$44,393
Issuance of common stock pursuant to exercise of stock options and awards,
net of taxes paid on net issuance of stock options and awards	574,370	—	(366)		—	—	(366)
Issuance of common stock related to employee stock purchase plan	20,553	—	64		—	—	64
Compensation with respect to non-employee option grants	—	—	75		—	—	75
Compensation with respect to employee option grants and share based awards	—	—	6,535		—	—	6,535
Non-dividend cash distribution of $0.75 per share	—	—	(33,995)		—	—	(33,995)
Other comprehensive loss	—	—	—		(124)	—	(124)
Net loss	—	—	—		—	(3,446)	(3,446)
Balance at December 31, 2012	45,326,940	$45	$148,738		$4	$(135,651)	$13,136
Issuance of common stock pursuant to exercise of stock options and awards	166,635	—	492		—	—	492
Issuance of common stock related to employee stock purchase plan	16,463	—	32		—	—	32
Compensation with respect to non-employee option grants	—	—	95		—	—	95
Compensation with respect to employee option grants and share based awards	—	—	3,006		—	—	3,006
Other comprehensive loss	—	—	—		(3)	—	(3)
Net income	—	—	—		—	31,544	31,544
Balance at December 31, 2013	45,510,038	$45	$152,363	-	1	$(104,107)	$48,302
Issuance of common stock pursuant to exercise of stock options	246,079	1	378		—	—	379
Compensation with respect to non-employee option grants	—	—	142		—	—	142
Compensation with respect to employee option grants	—	—	3,619		—	—	3,619
Other comprehensive loss	—	—	—		—	—	—
Net loss	—	—	—		—	(12,386)	(12,386)
Balance at December 31, 2014	45,756,117	$46	$156,502		$1	$(116,493)	$40,056

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows used in operating activities:
Net income (loss)	$(12,386)	$31,544	$(3,446)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Deferred program fee revenue	—	(41,119)	(10,641)
Non-cash stock-based compensation	3,761	3,101	6,610
Depreciation and amortization	15	—	122
Non-cash net interest income	(2)	(10)	342
Changes in operating assets and liabilities:
Other current assets	26	(12)	105
Other non-current assets	(12)	352	—
Accounts payable	(272)	84	(103)
Accrued development expense	(616)	(288)	15
Accrued compensation and benefits	(60)	(141)	(62)
Excess tax benefits from equity-based compensation plans	—	—	(57)
Other current liabilities	(3)	(21)	(58)
Deferred tax liabilities	—	(437)	2
Net cash used in operating activities	(9,549)	(6,947)	(7,171)
Cash flows provided by investing activities:
Purchases of property and equipment	(80)	—	—
Purchases of marketable securities	(2,598)	(6,644)	(20,768)
Maturities of marketable securities	3,850	12,300	38,390
Net cash provided by investing activities	1,172	5,656	17,622
Cash flows provided by (used in) financing activities:
Nondividend distribution	—	—	(33,995)
Excess tax benefits from equity-based compensation plans	—	—	57
Proceeds from issuance of common stock, net	379	524	(302)
Net cash provided by (used in) financing activities	379	524	(34,240)
Net decrease in cash and cash equivalents	(7,998)	(767)	(23,789)
Cash and cash equivalents at beginning of the period	48,588	49,355	73,144
Cash and cash equivalents at end of the period	$40,590	$48,588	$49,355

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

We have recognized program fee revenue, collaboration revenue and milestone revenue under the Collaboration Agreement and License Agreement with Pfizer, or the Pfizer Agreements. Program fee revenue was derived from upfront payments from Pfizer.  Through the end of the third quarter of 2013, these payments were recognized from receipt ratably over our estimate of the development period under the Pfizer Agreements. In October 2013, we and Pfizer amended the Pfizer Agreements,  we no longer had any substantive responsibilities for development activities under the Pfizer Agreements and, during the fourth quarter of 2013, we recognized all remaining deferred program fee revenue as program fee revenue.

Collaboration revenues from reimbursement of development expenses was generally recognized when Pfizer completed its review of the expenses invoiced to them.

We recognized milestone payments from Pfizer as revenue when we achieved the underlying developmental milestone as the milestone payments were not dependent upon any other future activities or achievement of any other future milestones and the achievement of each of the developmental milestones were substantively at risk and contingent at the effective date of the collaboration. Substantial effort was involved in achieving each of the developmental milestones. These milestones represented the culmination of discrete earnings processes and the amount of each milestone payment was reasonable in relation with the level of effort associated with the achievement of the milestone. Each milestone payment was non-refundable and non-creditable when made. Research and development services provided under the Pfizer Agreements were priced at fair value based upon the reimbursement of expenses incurred pursuant to the Pfizer Agreements.

Cash, Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are maintained at two financial institutions and in money market funds. We believe the financial risks associated with these instruments are minimal. We have not incurred material losses from our investments in these securities.

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

Stock-based Compensation

We recognize non-cash expense in the statement of operations for the fair value of all share-based payments, including grants of employee stock options and other share based awards. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, the compensation expense is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

	Years ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$(12,386)	$31,544		$(3,446)
Denominator:
Weighted-average shares used to compute basic net income (loss) per share	45,269	45,007		44,753
Effect of dilutive securities - Dilution from employee stock plans	—	201		—
Weighted-average shares used to compute diluted net income (loss) per share	45,269	45,208	—	44,753
Net income (loss) per share - Basic	$(0.27)	$0.70		$(0.08)
Net income (loss) per share - Diluted	$(0.27)	$0.70		$(0.08)

We excluded weighted options outstanding to purchase common stock of 10.6 million for 2014, 13.5 million for 2013 and 13.2 million for 2012 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

3.  Collaboration Agreements

Pfizer, Inc.

Pfizer conducted development of REMOXY pursuant to the Pfizer Agreements. We received a $150.0 million upfront fee in connection with the closing of the Pfizer Agreements and $5.0 million in July 2010 in connection with an amendment to the Pfizer Agreements.  As of December 31, 2013, all of these payments had been recognized as program fee revenue, including $41.1 million in 2013 and $10.6 million in 2012. In addition, Pfizer funded development expenses incurred by us pursuant to the Pfizer Agreements, of which we recorded as collaboration revenue $0.2 million in 2012.

On October 26, 2014, Pfizer provided us with written notice of termination of our Collaboration Agreement with Pfizer. Pursuant to the terms of the Collaboration Agreement, the effective date of termination of the Collaboration Agreement is six months from October 26, 2014. The terms of our License Agreement with Pfizer provide that such agreement terminates automatically upon termination of the Collaboration Agreement.

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

4.  Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
December 31, 2014
Cash	$295	$—	$—	$295	$—	$295
Cash equivalents	34,805	—	—	34,805	—	34,805
Commercial paper	4,848	1	—	4,849	—	4,849
Corporate securities	631	—	—	631	10	641
	$40,579	$1	$—	$40,580	$10	$40,590
Reported as:
Cash and cash equivalents	$40,579	$1	$—	$40,580	$10	$40,590
	$40,579	$1	$—	$40,580	$10	$40,590
Maturities:
Matures in one year or less	$40,579	$1	$—	$40,580	$10	$40,590
Matures one to three years	—	—	—	—	—	—
	$40,579	$1	$—	$40,580	$10	$40,590
December 31, 2013
Cash and cash equivalents	$48,587	$1	$—	$48,588	$—	$48,588
Commercial paper	1,250	—	—	1,250	—	1,250
	$49,837	$1	$—	$49,838	$—	$49,838
Reported as:
Cash and cash equivalents	$48,587	$1	$—	$48,588	$—	$48,588
Marketable securities	1,250	—	—	1,250	—	1,250
	$49,837	$1	$—	$49,838	$—	$49,838
Maturities:
Matures in one year or less	$49,837	$1	$—	$49,838	$—	$49,838
Matures one to three years	—	—	—	—	—	—
	$49,837	$1	$—	$49,838	$—	$49,838

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value were (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2014
Cash and cash equivalents	$35,100	$—	$—	$35,100
Commercial paper	—	4,849	—	4,849
Corporate securities	—	641	—	641
	$35,100	$5,490	$—	$40,590
December 31, 2013
Cash and cash equivalents	$48,588	$—	$—	$48,588
Commercial paper	—	1,250	—	1,250
	$48,588	$1,250	$—	$49,838

5.  Property and Equipment

Property and equipment includes furniture and equipment with a purchase value of $0.7 million at December 31, 2014 and $0.6 million at December 31, 2013.  Depreciation is recognized using the straight-line method over the expected life of the property and equipment. Accumulated depreciation was $0.6 million at December 31, 2014 and 2013. Depreciation and amortization expense was immaterial in 2014 and 2013 and $0.1 million in 2012.

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

Stock options generally expire ten years from the date of grant. Cancelled share-based awards become available for reissuance. Shares reserved for issuance and available for grant under the 2008 Equity Incentive Plan were 4.1 million as of December 31, 2014. The 2008 Equity Plan terminates in 2018.

The 2008 Equity Plan provides for the automatic grant of options to purchase shares of common stock to outside directors. On the date of each annual stockholders’ meeting, each outside director is automatically granted an option to purchase 50,000 shares of common stock. These options have a ten-year life, have an exercise price of 100% of the fair market value of the stock on the date of grant, and become exercisable as to 25% of the shares on the anniversary of its date of grant provided the optionee continues to serve as a director on such dates.

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

Stock Options

The following summarizes information about stock option activity during 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Outstanding as of December 31, 2013	16,133,893	$4.06	5.0	$16.3
Granted	3,525,000	$3.45
Exercised	(1,245,750)	$4.52
Cancelled	(499,961)	$3.84
Outstanding as of December 31, 2014	17,913,182	$3.92	5.0	$0.5
Vested and expected to vest at December 31, 2014	17,913,182	$3.92	5.0	$0.5
Exercisable at December 31, 2014	13,132,300	$4.17	3.5	$0.0

The pre-tax intrinsic value of options exercised,  calculated by multiplying options exercised by the difference between our stock price on the date of exercise and the exercise price of the options, was approximately $0.9 million in 2014, $0.2 million in 2013 and immaterial in 2012.

The following summarizes information about stock options outstanding at December 31, 2014 by a range of exercise prices:

		Options outstanding			Options exercisable
			Weighted
			average	Weighted		Weighted
		Number of	remaining	average	Number of	average
Range of exercise prices		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$1.72	$2.58	4,582,503	7.5	$2.21	2,006,262	$2.51
$2.80	$3.41	4,370,573	4.1	$3.22	3,832,495	$3.23
$3.58	$4.82	4,320,069	3.2	$4.59	4,059,038	$4.59
$4.88	$7.00	3,695,188	5.0	$5.13	2,387,711	$5.15
$7.65	$7.65	944,849	5.5	$7.65	846,794	$7.65
		17,913,182	5.0	$3.92	13,132,300	$4.17

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of our common stock. For options granted to employees and directors, we used certain factors to value each stock option granted, which resulted in a weighted average fair value of options granted during 2014, 2013 and 2012, as follows:

	2014	2013	2012
Volatility	68% to 74%	58% to 64%	56% to 64%
Risk-free interest rates	1% to 2%	1% to 2%	1%
Expected life of option	7 years	7 years	6 years
Dividend yield	zero	zero	zero
Forfeiture rate	zero	zero	7%
Weighted average fair value of stock options granted	$2.32	$1.54	$1.70

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

As of December 31, 2014, we expect to recognize compensation expense of $10.3 million related to non-vested options over the weighted average remaining recognition period of 3.0 years.

Performance Awards

The following summarizes information about Performance Award activity during 2014:

Number of Performance Awards
Outstanding as of December 31, 2013	3,250,065
Granted	885,000
Cancelled	(2,245,600)
Outstanding as of December 31, 2014	1,889,465

No outstanding Performance Awards are vested. If and when outstanding Performance Awards vest, we would recognize $5.3 million in non-cash stock-based compensation expense. These Performance Awards expire between in 2022 and 2024.

2000 Employee Stock Purchase Plan

Prior to 2014, certain employees purchased common stock  under our amended and restated 2000 Employee Stock Purchase Plan, or the Purchase Plan, within the statutory limits under Internal Revenue Service regulations. The purchase price of the stock purchased under the Purchase Plan was 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. We use Black-Scholes to estimate the fair value of rights granted under the Purchase Plan, using assumptions similar to those used in determining the fair value of options. No stock was purchased under the Purchase Plan in 2014. Stock-based compensation expense related to the Purchase Plan was immaterial in 2014.

Stock-Based Compensation Expense

The following summarizes information about non-cash stock-based compensation expense, in thousands:

	Years ended December 31,
	2014	2013	2012
Research and development	$1,624	$1,349	$3,164
General and administrative	2,137	1,752	3,446
	$3,761	$3,101	$6,610

7.  Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2014, we have not made any matching contributions to the 401(k) plan.

8.  Income Taxes

We did not provide for income taxes in 2014 and 2012 because we had a net operating loss for tax purposes in those years and the tax benefit that would have resulted from the statutory rate was fully offset by the valuation allowance. We recorded a non-cash benefit from income taxes in 2013 related to previously unrecognized tax benefits for use of certain research and development tax credits in 2006. Other than this benefit, we did not provide for income taxes in 2013 because we had a net operating loss for tax purposes in 2013. A reconciliation between the amount computed by multiplying our income before benefit from income taxes for 2013 by the U.S. statutory tax rate and our benefit from income taxes follows (in thousands):

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

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$13,800	$10,200
Stock-related compensation	10,900	11,100
Research & development credit carryforwards	5,800	5,700
Other	300	600
	30,800	27,600
Valuation allowance	(30,800)	(27,600)
	$—	$—

We are uncertain about the timing and amount of any future profits. Accordingly, we offset our deferred tax assets by a valuation allowance. The valuation allowance increased by $3.2 million in 2014 and decreased by $14.6 in 2013.

Our pre-tax net operating loss carryforwards of $43.0 million are federal and expire between 2029 and 2034.  Our deferred tax assets exclude certain federal tax deductions associated with stock option transactions over and above the stock related compensation expenses in our financial statements by approximately $2.5 million. If and when we are able to reduce our income taxes payable with these tax deductions, we will credit additional paid-in capital.

As of December 31, 2014, we had federal research and development tax credits of approximately $9.7 million, which expire in the years 2023 through 2034.

Unrecognized tax benefits

We have unrecognized tax benefits related primarily to tax credits. In 2013, we reduced our unrecognized tax benefits for the lapse of applicable statute of limitations for tax credits used in prior years. A reconciliation of the beginning and ending unrecognized tax benefits recorded for 2014, 2013 and 2012 follows (in thousands):

	2014	2013
Beginning balance	$3,800	$5,200
Additions based on tax positions related to the current year	100	100
Lapse of applicable statute of limitations	—	(600)
Reductions for tax positions related to prior years	—	(900)
Ending balance	$3,900	$3,800

9.  Leases and Commitments

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2017. Future minimum lease payments are as follows for the years ended December 31, (in thousands):

	2015	2016	2017	Total
Minimum lease payments	$143	$146	$147	$436

We believe that our facilities are adequate and suitable for our current needs. Rent expense was $0.1 million in 2014,  2013 and 2012.

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

11.  Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2014
Total revenue	$—	$—	$—	$—
Net loss	$(3,450)	$(3,246)	$(3,534)	$(2,156)
Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.08)	$(0.05)
2013
Total revenue	$1,958	$1,959	$1,958	$35,244
Net income (loss)	$(408)	$(301)	$(762)	$33,015
Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$0.73
Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$0.72
2012
Total revenue	$2,973	$2,724	$2,725	$2,468
Net income (loss)	$30	$(130)	$(1,550)	$(1,796)
Basic and diluted net income (loss) per share	$0.00	$(0.00)	$(0.03)	$(0.04)

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

Management’s annual report on internal control over financial reporting.  We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2014. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992 Framework).

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

Based on using the COSO criteria, we believe our internal control over financial reporting as of December 31, 2014 was effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Pain Therapeutic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pain Therapeutics, Inc. as of December 31, 2014 and 2013, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Pain Therapeutics, Inc. and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 17, 2015

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC.  Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2014.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Number of
	Securities to be	Weighted Average	Number of Securities
	Issued Upon	Exercise Price of	Remaining Available
	Exercise of	Outstanding	for Future Issuance
	Outstanding	Options,	Under Equity
	Options, Warrants	Warrants	Compensation
	and Rights	and Rights	Plans
Equity compensation plans approved by stockholders	19,802,647	$3.54	4,487,098
Equity compensation plans not approved by stockholders	—	—	—
	19,802,647	$3.54	4,487,098

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

10.1	(4)	*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.
10.2	(4)	*	1998 Equity Incentive Plan and form of agreements thereunder.
10.3	(5)	*	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.
10.4	(6)		Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.5	(6)		License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.6	(7)	+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.7	(7)	+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.9	(8)	*	2008 Equity Incentive Plan.
10.1	(9)	*	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.
10.11	(9)	*	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.
10.12	(9)	*	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.
10.13	(9)	*	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.
10.14	(10)	*	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.

10.15	(10)	*	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.
10.16	(11)		Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
10.17	(11)	*	2000 Employee Stock Purchase Plan, as amended and restated.
10.18	(12)		Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.
10.20	(13)	*	Amendment Number 1 to the 2008 Equity Incentive Plan.
10.21	(13)	*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.
10.22	(14)		Letter Agreement dated October 24, 2013 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
10.23	(15)		Second Amendment to Lease Agreement, dated as of April 8, 2014 between Registrant and StoneCliff Office, L.P.
23.1			Consent of Independent Registered Public Accounting Firm.
24.1			Power of Attorney (see page 56).
31.1			Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS			XBRL Instance Document.
101.SCH			XBRL Taxonomy Extension Schema Document.
101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB			XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document.
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
(14) Incorporated by reference from our report on Form 10-K for the period ending December 31, 2014.
(15) Incorporated by reference from our report on Form 10-Q for the period ending June 30, 2014.
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

By:/s/ REMI BARBIER

Remi Barbier

President, Chief Executive Officer and Chairman of the Board of Directors

Dated: February 18, 2015

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

Signature	Title	Date

/s/ REMI BARBIER	President, Chief Executive Officer and	February 18, 2015
Remi Barbier	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ PETER S. RODDY	Vice President and Chief Financial	February 18, 2015
Peter S. Roddy	Officer (Principal Financial and Accounting Officer)

/s/ NADAV FRIEDMANN, PH.D., M.D.	Chief Operating and Medical Officer	February 18, 2015
Nadav Friedmann, Ph.D., M.D.	and Director

/s/ ROBERT Z. GUSSIN, PH.D.	Director	February 18, 2015
Robert Z. Gussin, Ph.D.

/s/ MICHAEL J. O'DONNELL, ESQ.	Director and Secretary	February 18, 2015
Michael J. O'Donnell, Esq.

/s/ SAIRA RAMASASTRY	Director	February 18, 2015
Saira Ramasastry

/s/ SANFORD R. ROBERTSON	Director	February 18, 2015
Sanford R. Robertson

/s/ PATRICK SCANNON, M.D, PH.D.	Director	February 18, 2015
Patrick Scannon, M.D., Ph.D.

EXHIBIT INDEX

Exhibit Number			Description of Document
3.1	(1)		Amended and Restated Certificate of Incorporation.
3.2	(2)		Amended and Restated Bylaws.
4.1	(1)		Specimen Common Stock Certificate.
4.2	(3)

Preferred Stock Rights Agreement, dated as of April 28, 2005, between the Company and Mellon Investor Services LLC, including the Certificate of Designation, the form of Rights Certificate and Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1	(4)	*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.
10.2	(4)	*	1998 Equity Incentive Plan and form of agreements thereunder.
10.3	(5)	*	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.
10.4	(6)		Collaboration Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.5	(6)		License Agreement dated November 9, 2005, between Registrant and King Pharmaceuticals, Inc.
10.6	(7)	+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.7	(7)	+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.9	(8)	*	2008 Equity Incentive Plan.
10.1	(9)	*	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.
10.11	(9)	*	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.
10.12	(9)	*	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.
10.13	(9)	*	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.
10.14	(10)	*	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.
10.15	(10)	*	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.
10.16	(11)		Letter Agreement dated June 24, 2010 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
10.17	(11)	*	2000 Employee Stock Purchase Plan, as amended and restated.
10.18	(12)		Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.
10.20	(13)	*	Amendment Number 1 to the 2008 Equity Incentive Plan.
10.21	(13)	*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.
10.22	(14)		Letter Agreement dated October 24, 2013 with Amendments to the License and Collaboration Agreements between the Registrant and King Pharmaceuticals, Inc.
10.23	(15)		Second Amendment to Lease Agreement, dated as of April 8, 2014 between Registrant and StoneCliff Office, L.P.
23.1			Consent of Independent Registered Public Accounting Firm.
24.1			Power of Attorney (see page 56).
31.1			Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS			XBRL Instance Document.
101.SCH			XBRL Taxonomy Extension Schema Document.
101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB			XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document.
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
(14) Incorporated by reference from our report on Form 10-K for the period ending December 31, 2014.
(15) Incorporated by reference from our report on Form 10-Q for the period ending June 30, 2014.
+ Confidential treatment has been requested or granted for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.
* Management contract, compensatory plan or arrangement.