Form 10-Q
period 2015-03-31
PAIN THERAPEUTICS INC
filed 2015-05-08
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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
Shares Outstanding as of April 10, 2015

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2015	December 31, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$37,249	$40,590
Marketable securities	1,999	—
Other current assets	119	239
Total current assets	39,367	40,829
Property and equipment, net	256	65
Other assets	12	12
Total assets	$39,635	$40,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$255	$173
Accrued development expense	207	25
Accrued compensation and benefits	738	652
Total current liabilities	1,200	850
Noncurrent liabilities	—	—
Total liabilities	1,200	850
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	46	46
Additional paid-in capital	157,464	156,502
Accumulated other comprehensive income	1	1
Accumulated deficit	(119,076)	(116,493)
Total stockholders' equity	38,435	40,056
Total liabilities and stockholders' equity	$39,635	$40,906

 (1) Derived from the Company’s audited financial statements as of December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2015	2014
Operating expenses:
Research and development	$1,138	$2,147
General and administrative	1,457	1,317
Total operating expenses	2,595	3,464
Operating loss	(2,595)	(3,464)
Interest income	12	14
Net loss	$(2,583)	$(3,450)
Net loss per share, basic and diluted	$(0.06)	$(0.08)
Weighted-average shares used in computing net loss per share, basic and diluted	45,356	45,127

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2015	2014
Net loss	$(2,583)	$(3,450)
Other comprehensive income (losses):
Net unrealized losses on marketable securities	—	—
Comprehensive loss	$(2,583)	$(3,450)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(2,583)	$(3,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	962	783
Depreciation and amortization	4	3
Changes in operating assets and liabilities:
Other current assets	120	124
Accounts payable	82	(17)
Accrued development expense	182	(340)
Accrued compensation and benefits	86	167
Other current liabilities	—	7
Net cash used in operating activities	(1,147)	(2,723)
Cash flows used in investing activities:
Purchases of property and equipment	(195)	(79)
Purchases of marketable securities	(1,999)	(1,250)
Maturities of marketable securities	—	1,250
Net cash used in investing activities	(2,194)	(79)
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	—	66
Net cash provided by financing activities	—	66
Net decrease in cash and cash equivalents	(3,341)	(2,736)
Cash and cash equivalents at beginning of the period	40,590	48,588
Cash and cash equivalents at end of the period	$37,249	$45,852

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General

We are a biopharmaceutical company that develops novel drugs. We own world-wide commercial rights to our lead drug candidate, REMOXY Extended-Release Capsules CII, a unique, twice-a-day formulation of oral oxycodone.  REMOXY’s intended indication is for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time and for which alternative treatments are inadequate.  We specifically developed REMOXY to discourage certain common methods of drug tampering and misuse. The REMOXY NDA is supported by multiple clinical trials, including a successful Phase III efficacy program that was conducted under a Special Protocol Assessment.

In the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended
	March 31,
	2015	2014
Numerator:
Net loss	$(2,583)	$(3,450)
Denominator:
Weighted-average shares used to compute basic net loss per share	45,356	45,127
Net loss per share, basic and diluted	$(0.06)	$(0.08)

We excluded weighted options outstanding to purchase common stock of 17.8 million for the first quarter of 2015 and 4.5 million for the first quarter of 2014 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
March 31, 2015
Cash	$227	$—	$—	$227	$—	$227
Cash equivalents	34,022	—	—	34,022	—	34,022
Commercial paper	4,998	1	—	4,999	—	4,999
	$39,247	$1	$—	$39,248	$—	$39,248
Reported as:
Cash and cash equivalents	$37,249	$—	$—	$37,249	$—	$37,249
Marketable securities	1,998	1	—	1,999	—	1,999
	$39,247	$1	$—	$39,248	$—	$39,248
Maturities:
Matures in one year or less	$39,247	$1	$—	$39,248	$—	$39,248
Matures one to three years	—	—	—	—	—	—
	$39,247	$1	$—	$39,248	$—	$39,248
December 31, 2014
Cash	$295	$—	$—	$295	$—	$295
Cash equivalents	34,805	—	—	34,805	—	34,805
Commercial paper	4,848	1	—	4,849	—	4,849
Corporate securities	631	—	—	631	10	641
	$40,579	$1	$—	$40,580	$10	$40,590
Reported as:
Cash and cash equivalents	$40,579	$1	$—	$40,580	$10	$40,590
	$40,579	$1	$—	$40,580	$10	$40,590
Maturities:
Matures in one year or less	$40,579	$1	$—	$40,580	$10	$40,590
Matures one to three years	—	—	—	—	—	—
	$40,579	$1	$—	$40,580	$10	$40,590

We did not realize any gains or losses on our investments in marketable securities during the first three months of 2015 or 2014. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2015
Cash and cash equivalents	$34,249	$—	$—	$34,249
Commercial paper	—	4,999	—	4,999
Corporate securities	—	—	—	—
	$34,249	$4,999	$—	$39,248
December 31, 2014
Cash and cash equivalents	$35,100	$—	$—	$35,100
Commercial paper	—	4,849	—	4,849
Corporate securities	—	641	—	641
	$35,100	$5,490	$—	$40,590

Note 4.  Equity and Stock-Based Compensation Expense

Our stock option and Performance Award activity during 2015 was as follows:

	Number of Options	Number of Performance Awards
Outstanding as of December 31, 2014	17,913,182	1,889,465
Granted	—	—
Exercised	—	—
Cancelled	(166,995)	(50,000)
Outstanding as of March 31, 2015	17,746,187	1,839,465

Our non-cash stock-based compensation expenses  were as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Research and development	$334	$348
General and administrative	628	435
	$962	$783

Note 5.  Income Taxes

We did not provide for income taxes in 2015 because we have projected a net loss for the full year 2015.

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

•	expectations with regard to the delivery of data, materials and information by Pfizer to us related to Pfizer’s development activities with respect to REMOXY;
•	development activities to potentially support obtaining approval of REMOXY by the U.S. Food and Drug Administration, or FDA;
•	discussions with potential strategic partners for the development and commercialization of REMOXY;
•	the outcome of research and development activities, including, without limitation, development activities for potential formulation of additional dosage forms of our drug candidates;
•	operating losses and anticipated operating and capital expenditures;
•	expected uses of capital resources;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expenses increasing, interest income decreasing or fluctuations in our operating results;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months;
•	effects of government regulation on potential commercialization activities for our drug candidates, if approved, and on the markets our product candidates may address; and
•	assumptions and estimates used for our disclosures regarding stock-based compensation.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	our limited review of the REMOXY data held or provided to us by Pfizer;
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

We are a biopharmaceutical company that develops novel drugs. We own world-wide commercial rights to our lead drug candidate, REMOXY Extended-Release Capsules CII, a unique, twice-a-day formulation of oral oxycodone.  REMOXY’s intended indication is for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time and for which alternative treatments are inadequate.  We specifically developed REMOXY to discourage certain common methods of drug tampering and misuse. The REMOXY NDA is supported by multiple clinical trials, including a successful Phase III efficacy program that was conducted under a Special Protocol Assessment.

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

On April 21, 2015, we  announced that we resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY.

Pfizer has started to transfer to us documents, data and regulatory responsibilities related to REMOXY. We and Pfizer have agreed to implement a detailed transition plan involving an orderly transfer of a large amount of data, materials, capital equipment and other assets related to REMOXY. We expect the transition will be substantially completed in Q2 2015.

We own all commercial rights to the abuse-resistant formulations of hydromorphone and oxymorphone. Investigational New Drug, or IND, applications for these drug candidates are in place with the FDA.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $119.1 million at March 31, 2015. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended
	March 31,
	2015	2014
Compensation	$688	$820
Contractor fees and supplies	298	1,181
Other common costs	152	146
	$1,138	$2,147

Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. Our contractor fees and supplies expenses in the first three months of 2015 were related to programs outside of the Pfizer Agreements.

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

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. The value of these share-based awards is the product of the number of shares of our common stock to be issued under the award multiplied by the fair market value of a share of our common stock on the date of grant. These awards include future performance conditions. We estimate an implicit service period for achieving these performance conditions. Performance Awards vest and common stock is issued on achieving performance conditions. We recognize stock-based compensation expense for Performance Awards when we conclude that achieving a performance condition is probable. We periodically review and update as appropriate our estimates of the implicit service periods and the likelihood of achieving the performance conditions.

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

Results of Operations - Three months ended March 31, 2015 and 2014

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses decreased to $1.1 million in the first quarter of 2015 from $2.1 million in the first quarter of 2014, primarily due to decreased spending on our early-stage research and development candidates. Research and development expenses included non-cash stock-related compensation expense of $0.3 million in both the first quarter of 2015 and the first quarter of 2014.

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

General and Administrative Expense

General and administrative expenses consists primarily of compensation and other general corporate expenses. General and administrative expenses increased to $1.5 million in the first quarter of 2015 from $1.3 million in the first quarter of 2014, primarily due to higher non-cash stock-related compensation expense. General and administrative expenses included non-cash stock related compensation expense of $0.6 million in the first quarter of 2015 and $0.4 million in the first quarter of 2014.

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

Interest Income

Interest income decreased to $12,000 in the first quarter of 2015 from $14,000 in the first quarter of 2014.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2015, cash, cash equivalents and marketable securities were $39.2 million.

Net cash used in operating activities decreased to  $1.1 million for the first quarter of 2015 from  $2.7 million for the first quarter of 2014, primarily because of lower research and development expenses.

Net cash used in investing activities was $2.2 million for the first quarter of 2015 and $0.1 million for the first quarter of 2014. Investing activities in both 2015 and 2014 consisted of purchases of equipment and purchases and maturities of marketable securities.

Net cash provided by financing activities was $0.1 million for the first quarter of 2014. Financing activities consisted primarily of proceeds from stock option exercises.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2015. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $119.1 million at March 31, 2015. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2015 by approximately $1,000.  To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of March 31, 2015, our investments consisted of investments in corporate obligations, money market accounts and checking funds with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated additional non-clinical data was required to support the approval of REMOXY. Also, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. Pfizer recently completed certain additional clinical trials designed to address the June 2011 Complete Response Letter. On April 21, 2015, we  announced that we resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY. Pfizer has started to transfer to us documents, data and regulatory responsibilities related to REMOXY. We and Pfizer have agreed to implement a detailed transition plan involving an orderly transfer of a large amount of data, materials, capital equipment and other assets related to REMOXY. Because we have not received or had access to all data generated by Pfizer, we have not been able to determine whether such data supports an NDA resubmission for REMOXY or whether we will be required to conduct additional clinical trials or other development activities. We do not yet know when we will receive or otherwise obtain access to such data from the Pfizer. Further, there can be no assurance that the FDA will approve an NDA for REMOXY or that the FDA will not require additional clinical or non-clinical data to be submitted. Obtaining data from such studies (even if completed) that is insufficient to support approval of REMOXY, or any adverse decisions by the FDA (including any decision by the FDA to require additional clinical or non-clinical data) may significantly delay or prevent the potential approval of REMOXY.

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

On April 21, 2015, we  announced that we resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY. Pfizer has started to transfer to us documents, data and regulatory responsibilities related to REMOXY. We and Pfizer have agreed to implement a detailed transition plan involving an orderly transfer of a large amount of data, materials, capital equipment and other assets related to REMOXY. If Pfizer did not meet its obligations to transfer all such materials or if the quality of the data and documentation transferred is insufficient, we would be significantly delayed in our ability to resubmit an NDA for REMOXY, and may need to conduct further development activities or clinical trials to prepare any potential resubmission. As a result, any further development, regulatory approval and product introduction for REMOXY would be delayed or prevented and our business would suffer.

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

Our collaborative agreements with third parties, such as our license agreement with Durect are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations or disputes concerning the scope of collaboration activities. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect our business, including:

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

We currently have no sales, marketing or distribution capabilities. We have not established commercial strategies regarding any of our product candidates, including REMOXY. In order to commercialize our products, if any approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us.

If we decide to commercialize any of our drugs ourselves, we may not be able to

•hire and retain the necessary experienced personnel;

•build sales, marketing and distribution operations which are capable of successfully launching new drugs;

•obtain access to adequate numbers of physicians to prescribe our products; or

•generate sufficient product revenues.

In addition, establishing such operations on our own will take time and involve significant expense.

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

Our ability to market and promote our products in the United States by describing their abuse-deterrent features will be determined by the FDA-approved labeling for them.

The commercial success of REMOXY and certain of our other product candidates will depend upon our ability to obtain FDA-approved labeling describing their abuse-deterrent features. Our failure to achieve FDA approval of product labeling containing such information will prevent us from advertising and promotion of the abuse-deterrent features of our product candidates in order to differentiate them from other similar products. This would make our products less competitive in the market.

FDA approval is required in order to make claims that a product has an abuse-deterrent effect. In April 2015, the FDA published final guidance with regard to the evaluation and labeling of abuse-deterrent opioids. These provide direction as to the studies and data required for obtaining abuse-deterrent claims in a product label. The guidance describes four categories of label claims for abuse-deterrent products:

•Category 1 - the product is formulated with physical or chemical barriers to abuse;

•Category 2 - the product is expected to reduce or block effects of the opioid when the product is manipulated;

•Category 3 - the product is expected to result in a meaningful reduction in abuse; and

•Category 4 - the product has demonstrated reduced abuse in the community.

If a product is approved by the FDA to include such claims in its label, the applicant may use information about the abuse-deterrent features of the product in its marketing efforts to physicians.

Although we intend to provide data to the FDA to support approval of Categories 1, 2 and 3 labeling claims for REMOXY, there can be no assurance that REMOXY or any of our other product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our trials do not support abuse-deterrent labeling or that our product candidates do not provide substantial abuse deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. As with all claims, we will be required to provide adequate substantiation. For example, we may need to demonstrate that REMOXY has abuse-deterrent properties sufficient to achieve Category 1, 2 and 3 abuse-deterrent labeling. Further, the FDA is not required to follow its guidance and could change this guidance, which could require us to conduct additional trials. If the FDA does not approve abuse-deterrent labeling, we will not be able to promote such products based on their abuse-deterrent features and our business may suffer.

Even if we do receive FDA approval for abuse-deterrent claims, the claims may not be broad enough to demonstrate a substantial benefit to health care providers and patients. For instance, the claims may not encompass the more common forms of abuse for products like our product candidates. Moreover, continued investigation in Phase 4 studies following product approval, if required, are expensive and may not support the continued use of abuse-deterrent claims.

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

Enacted and future legislation may increase the difficulty and cost for us to commercialize our product candidates and may reduce the prices we are able to obtain for our product candidates.

Legislative and regulatory changes and future changes regarding the healthcare system could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities or affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, established the Medicare Part D program and provided authority for limiting the number of drugs that will be covered in any therapeutic class thereunder. The Medicare Modernization Act, including its cost reduction initiatives, could limit the coverage and reimbursement rate that we receive for any of our approved products. Private payors may follow Medicare coverage policies and payment limitations in setting their own reimbursement rates resulting in similar limits in payments from private payors.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposes a significant annual fee on companies that manufacture or import branded prescription drug products. It also contains substantial provisions intended to, among other things, broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, and impose additional health policy reforms, any of which could have a material adverse effect on our business. A significant number of provisions are not yet, or have only recently become, effective, but the

Affordable Care Act may result in downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

The Affordable Care Act, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may compromise our ability to generate revenue, attain profitability or commercialize our products.

Even if we are able to commercialize any of our product candidates, our products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could have a material adverse effect on our business.

Our ability to commercialize any products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be and whether it will be satisfactory. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Public concern over the abuse of opioids, including law enforcement concerns over diversion of opioid and regulatory efforts to combat abuse, could decrease the potential market for our product candidates.

Media stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids. Such efforts may inhibit our ability to commercialize our product candidates. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-resistant formulations; the ability of drug abusers to discover previously unknown ways to abuse our products; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for our product candidates and decrease the revenues we are able to generate from their sale. To the extent opioid abuse becomes less prevalent or less urgent of a public health issue, regulators and third party payers may not be willing to pay a premium for abuse-deterrent formulations of opioids.

Efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for our product candidates. For example, on September 10, 2013, the FDA announced its intention to effect labeling changes to all approved extended-release/long-acting opioids. In particular, the FDA announced its intention to update the indication for extended-release/long-acting opioids so that extended-release/long-acting opioids will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. On April 16, 2014, the FDA updated these indications. It is possible that such changes could reduce the number of prescriptions for opioids written by physicians and negatively impact the potential market for our product candidates.

If the FDA or other applicable regulatory authorities approve generic products with abuse-deterrent claims that compete with any of our product candidates, it could reduce our sales of those product candidates.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an abbreviated NDA, or ANDA. Potential competitors may create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These competitors might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredients, dosage form, strength, route of administration, and conditions of use, or labeling, as our products and that the generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our products. These generic equivalents would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product are typically lost to the generic product. Accordingly, competition from generic equivalents to our products would substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our product candidates.

Our relationships with customers and payors will be subject to applicable anti-kickback, fraud and abuse, transparency, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the federal False Claims Act, which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

federal laws requiring drug manufacturers to report information related to payments and other transfers of value made to physicians and other healthcare providers, as well as ownership or investment interests held by physicians and their immediate family members, including under the federal Open Payments program, commonly known as the Sunshine Act, as well as other state and foreign laws regulating marketing activities; and

•

state and foreign equivalents of each of the above laws, including state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers; state laws which require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restricting payments that may be made to healthcare providers; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Nonetheless, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

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

In addition, we cannot control changes in strategy by third-party suppliers that affect their ability or willingness to continue to supply our drug products on acceptable terms.

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

If we receive marketing approval for and commercially launch REMOXY, Durect may need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for REMOXY in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to FDA review and approval. If Durect is unable to successfully increase the manufacturing capacity for such components of REMOXY, at an acceptable cost or otherwise, and we are unable to establish alternative manufacturing capabilities, commercialization of REMOXY may be delayed, prevented or impaired or there may be a shortage in supply, which would harm our future revenues and cause our business to suffer.

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $119.1 million at March 31, 2015. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

Date: May 8, 2015

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