Form 10-Q
period 2015-06-30
PAIN THERAPEUTICS INC
filed 2015-07-23
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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
Shares Outstanding as of July 10, 2015

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	June 30, 2015	December 31, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$36,352	$40,590
Marketable securities	950	—
Other current assets	200	239
Total current assets	37,502	40,829
Property and equipment, net	242	65
Other assets	12	12
Total assets	$37,756	$40,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$465	$173
Accrued development expense	448	25
Accrued compensation and benefits	900	652
Total current liabilities	1,813	850
Noncurrent liabilities	—	—
Total liabilities	1,813	850
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	46	46
Additional paid-in capital	158,346	156,502
Accumulated other comprehensive income	1	1
Accumulated deficit	(122,450)	(116,493)
Total stockholders' equity	35,943	40,056
Total liabilities and stockholders' equity	$37,756	$40,906

 (1) Derived from the Company’s audited financial statements as of December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$1,986	$1,935	$3,124	$4,081
General and administrative	1,401	1,322	2,858	2,639
Total operating expenses	3,387	3,257	5,982	6,720
Operating loss	(3,387)	(3,257)	(5,982)	(6,720)
Interest income	13	11	25	25
Net loss	$(3,374)	$(3,246)	$(5,957)	$(6,695)
Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.13)	$(0.15)
Weighted-average shares used in computing net loss per share, basic and diluted	45,356	45,247	45,356	45,187

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(3,374)	$(3,246)	$(5,957)	$(6,695)
Other comprehensive income (losses):
Net unrealized losses on marketable securities	—	(1)	—	(1)
Comprehensive loss	$(3,374)	$(3,247)	$(5,957)	$(6,696)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(5,957)	$(6,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,844	1,667
Depreciation and amortization	18	7
Non-cash net interest income	(2)	(2)
Changes in operating assets and liabilities:
Other current assets	39	(217)
Other assets	—	(12)
Accounts payable	292	(85)
Accrued development expense	423	(309)
Accrued compensation and benefits	248	335
Other current liabilities	—	(3)
Net cash used in operating activities	(3,095)	(5,314)
Cash flows used in investing activities:
Purchases of property and equipment	(195)	(79)
Purchases of marketable securities	(2,948)	(1,499)
Maturities of marketable securities	2,000	2,500
Net cash provided by (used in) investing activities	(1,143)	922
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	—	379
Net cash provided by financing activities	—	379
Net decrease in cash and cash equivalents	(4,238)	(4,013)
Cash and cash equivalents at beginning of the period	40,590	48,588
Cash and cash equivalents at end of the period	$36,352	$44,575

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(3,374)	$(3,246)	$(5,957)	$(6,695)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	45,356	45,247	45,356	45,187
Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.13)	$(0.15)

We excluded weighted options outstanding to purchase common stock of 17.7 million for the second quarter of 2015, 17.7 million for the first six months of 2015, 5.5 million for the second quarter of 2014 and 5.0 million for the first six months of 2014 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
June 30, 2015
Cash	$167	$—	$—	$167	$—	$167
Cash equivalents	32,286	—	—	32,286	—	32,286
Commercial paper	4,848	1	—	4,849	—	4,849
	$37,301	$1	$—	$37,302	$—	$37,302
Reported as:
Cash and cash equivalents	$36,352	$—	$—	$36,352	$—	$36,352
Marketable securities	949	1	—	950	—	950
	$37,301	$1	$—	$37,302	$—	$37,302
Maturities:
Matures in one year or less	$37,301	$1	$—	$37,302	$—	$37,302
Matures one to three years	—	—	—	—	—	—
	$37,301	$1	$—	$37,302	$—	$37,302
December 31, 2014
Cash	$295	$—	$—	$295	$—	$295
Cash equivalents	34,805	—	—	34,805	—	34,805
Commercial paper	4,848	1	—	4,849	—	4,849
Corporate securities	631	—	—	631	10	641
	$40,579	$1	$—	$40,580	$10	$40,590
Reported as:
Cash and cash equivalents	$40,579	$1	$—	$40,580	$10	$40,590
	$40,579	$1	$—	$40,580	$10	$40,590
Maturities:
Matures in one year or less	$40,579	$1	$—	$40,580	$10	$40,590
Matures one to three years	—	—	—	—	—	—
	$40,579	$1	$—	$40,580	$10	$40,590

We did not realize any gains or losses on our investments in marketable securities during the first three and six months of 2015 or 2014. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2015
Cash and cash equivalents	$32,453	$—	$—	$32,453
Commercial paper	—	4,849	—	4,849
	$32,453	$4,849	$—	$37,302
December 31, 2014
Cash and cash equivalents	$35,100	$—	$—	$35,100
Commercial paper	—	4,849	—	4,849
Corporate securities	—	641	—	641
	$35,100	$5,490	$—	$40,590

Note 4.  Equity and Stock-Based Compensation Expense

Our stock option and Performance Award activity during 2015 was as follows:

	Number of Options	Number of Performance Awards
Outstanding as of December 31, 2014	17,913,182	1,889,465
Granted	595,000	50,000
Exercised	—	—
Cancelled	(1,561,161)	(50,000)
Outstanding as of June 30, 2015	16,947,021	1,889,465

Our non-cash stock-based compensation expenses  were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$289	$388	$623	$736
General and administrative	592	496	1,221	931
	$881	$884	$1,844	$1,667

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

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires in December 2017.  Minimum lease payments are as follows (in thousands):

	2015	2016	2017	Total
Minimum lease payments	$143	$146	$147	$436

Note 7.  Legal Proceedings

KB Partners I, L.P., Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedmann and Peter S. Roddy.

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities and Exchange Act of 1934, as amended, arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. On July 7, 2015, the Court set a new trial date of March 2017.

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

•	expectations with regard to the delivery of data, materials and information by Pfizer to us related to Pfizer’s development activities with respect to REMOXY;
•	development activities to potentially support obtaining approval of REMOXY by the U.S. Food and Drug Administration, or FDA;
•	discussions with potential strategic partners for the development and commercialization of REMOXY;
•	the outcome of research and development activities, including, without limitation, development activities for potential formulation of additional dosage forms of our drug candidates;
•	operating losses and anticipated operating and capital expenditures;
•	expected uses of capital resources;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expenses increasing, interest income decreasing or fluctuations in our operating results;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months;
•	effects of government regulation on potential commercialization activities for our drug candidates, if approved, and on the markets our product candidates may address; and
•	assumptions and estimates used for our disclosures regarding stock-based compensation.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	our review of the REMOXY data provided to us by Pfizer;
•	difficulties or delays in the transfer of REMOXY and related data to us by Pfizer in connection with the termination of the Pfizer Agreements;

•	the quantity, quality or sufficiency of the data, materials and information transferred thus far or to be transferred to us by Pfizer regarding the REMOXY development program;
•

difficulties or delays in the preparation and refiling of the NDA for REMOXY by us or a potential partner and in potentially obtaining regulatory approval of the NDA for REMOXY, including the potential for requests by the FDA for additional data which may require an extended period of time to obtain and submit;

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

We believe Pfizer has transferred to us substantially all data, materials, capital equipment and other assets related to REMOXY. In preparing to resubmit the NDA for REMOXY, we may identify additional data, materials or agreements that Pfizer would need to transfer to us. We expect Pfizer will continue to cooperate with us in the completion of any further transfers.

We plan to refile the NDA for REMOXY in the first quarter of 2016. We have recently reviewed stability data for REMOXY in excess of 12 months that we believe supports re-filing the NDA. We plan to continue to collect additional stability data for REMOXY.

We recently announced top-line results of a Human Abuse Potential study with REMOXY. This study demonstrated with statistical significance (p<0.0001) that both intact and chewed REMOXY were less "liked" than immediate-release oxycodone on the two primary endpoints, Drug Liking and Drug High, in non-dependent, recreational opioid users.

We continue to expect to continue to rely on the agreement between Pfizer and the FDA regarding the specific contents of an acceptable NDA submission.

We plan to conduct certain non-clinical activities prior to re-filing the NDA for REMOXY, including work initiated by Pfizer but not completed prior to the transfer of REMOXY to us. We also plan to further review data and complete reports on the human abuse potential and other studies previously conducted by Pfizer. We continue to expect that these activities will be completed in 2015, depending on the workflow and availability of our consultants and vendors.

We continue to review potential commercialization strategies for REMOXY, including potential strategic transactions that could include all of our drug candidates, commercial collaborations for REMOXY or establishing commercial capabilities for REMOXY on our own.

We own all commercial rights to the abuse-resistant formulations of hydromorphone and oxymorphone. Investigational New Drug, or IND, applications for these drug candidates are in place with the FDA.

We are also developing FENROCK™, a proprietary abuse deterrent transdermal pain patch (fentanyl).  We recently conducted proof-of-concept studies with FENROCK. Results from these studies may be announced in the second half of 2015, depending on the timing of certain intellectual property filings related to this drug candidate.  We own all world-wide commercial rights to FENROCK.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $122.5 million at June 30, 2015. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Compensation	$720	$853	$1,407	$1,673
Contractor fees and supplies	1,073	886	1,386	2,067
Other common costs	193	196	331	341
	$1,986	$1,935	$3,124	$4,081

Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities.

Our technology has been applied across certain of our drug candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our drug candidates also relate to, and further the development of, our other drug candidates. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that drug candidate due to cross application of the foregoing.

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities and Exchange Act of 1934, as amended, arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified.  On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. On July 7, 2015, the Court set a new trial date of March 2017.

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

Results of Operations - Three and six months ended June 30, 2015 and 2014

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses increased to $2.0 million in the second quarter of 2015 from $1.9 million in the second quarter of 2014, primarily due to increased activities related to REMOXY. Research and development expenses decreased to $3.1 million in the first half of 2015 from $4.1 million in the first half of 2014, primarily due to decreased spending on our early-stage research and development candidates, offset in part by increased spending related to REMOXY.  Research and development expenses included non-cash stock-related compensation expense of $0.3 million in the second quarter of 2015, $0.4 million in the second quarter of 2014, $0.6 million in the first half of 2015, and $0.7 million in the first half of 2014.

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

General and Administrative Expense

General and administrative expenses consists primarily of compensation and other general corporate expenses. General and administrative expenses increased to $1.4 million in the second quarter of 2015 from $1.3 million in the second quarter of 2014 and increased to $2.9 million in the first half of 2015 from $2.6 million in the first half of 2014, primarily due to higher non-cash stock-related compensation expense. General and administrative expenses included non-cash stock related compensation expense of $0.6 million in the second quarter of 2015.  $0.5 million in the second quarter of 2014, $1.2 million in the first half of 2015 and $0.9 million in the first half of 2014.

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

Interest Income

Interest income increased to $13,000 in the second quarter of 2015 from $11,000 in the second quarter of 2014 and was $25,000 in the first half of both 2015 and 2014.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2015, cash, cash equivalents and marketable securities were $37.3 million.

Net cash used in operating activities decreased to  $3.1 million for the first half of 2015 from  $5.3 million for the first half of 2014, primarily due to lower research and development expenses in the first half of 2015 compared to the first half of 2014 as well as changes in accounts payable and accrued development expense balances.

Net cash used in investing activities was $1.1 million for the first half of 2015 and net cash provided by investing activities was $0.9 million for the first half of 2014. Investing activities in both 2015 and 2014 consisted primarily of purchases and maturities of marketable securities, as well as purchases of equipment.

Net cash provided by financing activities was $0.4 million for the first half of 2014. Financing activities consisted primarily of proceeds from stock option exercises.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance.

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires in December 2017.  Minimum lease payments are as follows (in thousands):

	2015	2016	2017	Total
Minimum lease payments	$143	$146	$147	$436

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2015. Our formulation agreement with Durect Corporation, or Durect, obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $122.5 million at June 30, 2015. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2015 by approximately $3,000.  To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of June 30, 2015, our investments consisted of investments in corporate obligations, money market accounts and checking funds with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities and Exchange Act of 1934, as amended, arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. On July 7, 2015, the Court set a new trial date of March 2017.

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

We believe Pfizer has transferred to us substantially all data, materials, capital equipment and other assets related to REMOXY. In preparing to resubmit the NDA for REMOXY, we may find that there are additional data, materials or agreements that Pfizer would need to transfer to us.  We expect Pfizer will continue to cooperate with us in the completion of any further transfers.

We plan to refile the NDA for REMOXY in the first quarter of 2016. We continue to expect to continue to rely on the agreement between Pfizer and the FDA regarding the specific contents of an acceptable NDA submission. We plan to conduct certain non-clinical activities prior to re-filing the NDA for REMOXY, including work initiated by Pfizer prior to the transfer of REMOXY to us.  We also plan to further review data and complete reports on the human abuse potential and other studies previously conducted by Pfizer. We continue to expect that these activities will be completed this year, depending on the workflow and availability of our consultants and vendors.

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

Clinical trial designs that were discussed with regulatory authorities prior to their commencement may subsequently be considered insufficient for approval at the time of application for regulatory approval.

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

The DEA limits the availability of the active ingredients in certain of our current drug candidates and, as a result, quotas for these ingredients may not be sufficient to complete clinical trials, or to meet commercial demand, or may result in clinical delays.

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

We may not be able to successfully develop or commercialize FENROCK, a proprietary abuse deterrent transdermal pain patch (fentanyl), designed to prevent common methods of abuse of fentanyl.

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

We believe Pfizer has transferred to us substantially all data, materials, capital equipment and other assets related to REMOXY. In preparing to resubmit the NDA for REMOXY, we may find that there are additional data, materials or agreements that Pfizer would need to transfer to us.  If Pfizer did not meet its obligations to transfer all such materials or if the quality of the data and documentation transferred is insufficient, we would be significantly delayed in our ability to resubmit an NDA for REMOXY, and may need to conduct further development activities or clinical trials to prepare any potential resubmission. As a result, any further development, regulatory approval and product introduction for REMOXY would be delayed or prevented and our business would suffer.

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

The science of abuse deterrence is relatively new.

The analytical, clinical, and statistical methods for evaluating abuse deterrent technologies and study results are new and rapidly evolving. Although we believe the FDA will take a flexible, adaptive approach to the evaluation and labeling of potentially abuse-deterrent products, such as REMOXY, we cannot be certain that our interpretation of abuse deterrent data for REMOXY is consistent with the views of the FDA. In our opinion, the FDA has limited data correlating the potentially abuse-deterrent properties of certain opioid drug products, such as REMOXY, with actual reduction in abuse or adverse events associated with abuse. In addition, the FDA has stated it is not able to provide specific guidance on the magnitude of effect that would be sufficient to support any particular type of label claim for abuse deterrence.

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

Abuse deterrent label claims for our products may not be broad enough to demonstrate a substantial benefit to health care providers and patients.

FDA approval is required in order to make claims that a product has an abuse-deterrent effect. In April 2015, the FDA published final guidance with regard to the evaluation and labeling of abuse-deterrent opioids. The guidance provides direction as to the studies and data required for obtaining abuse-deterrent claims in a product label. FDA guidance describes three categories of pre-market studies that may lead to an abuse-deterrent claim:

•Category 1 – laboratory manipulation and extraction studies;

•Category 2 – pharmacokinetic studies; and

•Category 3 – human abuse potential studies.

According to FDA guidance, label claims for abuse deterrence should describe the product’s specific abuse-deterrent properties as well as the specific routes of abuse that the product has been developed to deter.  When data predict or show that a product’s potentially abuse-deterrent properties can be expected to, or actually do, result in a significant reduction in that product’s abuse potential, these data, together with an accurate characterization of what the data mean, may be included in product labeling.

If a product is approved by the FDA to include such claims in its label, the applicant may use the approved labeling information about the abuse-deterrent features of the product in its marketing efforts to physicians.

Although we intend to provide data to the FDA to support approval of abuse deterrence label claims for REMOXY, there can be no assurance that REMOXY or any of our other product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our studies and data do not support abuse-deterrent labeling or that our product candidates do not provide substantial abuse deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. Further, the FDA is not required to follow its guidance and could change this guidance, which could require us to conduct additional studies or generate additional data. If the FDA does not approve abuse-deterrent labeling, we will not be able to promote such products based on their abuse-deterrent features and our business may suffer.

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

We expect that we will rely upon patents, trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. While we use confidentiality agreements with our employees, consultants and certain of our contractors, if trade secrets or other confidential information is made public, our business may be harmed and our legal remedies may be limited or insufficient. Others may independently develop substantially equivalent proprietary information or be issued patents that may prevent the sale of our products or know-how or require us to license such information and pay significant fees or royalties in order to produce our products.

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

If we are unable to protect the confidentiality of our intellectual property, the value of our intellectual property could be materially adversely affected and our business would be harmed.

We seek to protect our intellectual property, in part, by confidentiality agreements with our employees, consultants, scientific advisors, contractors and collaborators. However, there can be no assurance that our intellectual property will not be disclosed or that competitors will not otherwise gain access to our intellectual property or independently develop substantially equivalent intellectual property. For example, if our confidential information were disclosed in violation of our confidentiality agreements, we may not be able to obtain adequate remedies for such breaches. We also seek to protect our intellectual property by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our intellectual property were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that intellectual property to compete with us, which could harm our business.

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

We rely solely on Durect to provide us with certain components of drug candidates designed to reduce potential risks of unintended use and will continue to rely on Durect to produce commercial supplies of these components.

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $122.5 million at June 30, 2015. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

We are involved in a class action filed against us and our officers that is expensive and time consuming, and, in the event of an adverse outcome, such class action could harm our business, financial condition or results of operations.

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Securities and Exchange Act of 1934, as amended, arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. On July 7, 2015, the Court set a new trial date of March 2017.

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

Date: July 23, 2015

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