Form 10-Q
period 2015-09-30
PAIN THERAPEUTICS INC
filed 2015-11-09
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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
Shares Outstanding as of October 10, 2015

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2015	December 31, 2014 (1)
ASSETS
Current assets:
Cash and cash equivalents	$33,993	$40,590
Marketable securities	900	—
Other current assets	520	239
Total current assets	35,413	40,829
Property and equipment, net	228	65
Other assets	12	12
Total assets	$35,653	$40,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$898	$173
Accrued development expense	642	25
Accrued compensation and benefits	1,046	652
Total current liabilities	2,586	850
Noncurrent liabilities	—	—
Total liabilities	2,586	850
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	46	46
Additional paid-in capital	159,141	156,502
Accumulated other comprehensive income	1	1
Accumulated deficit	(126,121)	(116,493)
Total stockholders' equity	33,067	40,056
Total liabilities and stockholders' equity	$35,653	$40,906

 (1) Derived from the Company’s audited financial statements as of December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	2,356	2,116	5,480	6,198
General and administrative	1,330	1,429	4,188	4,068
Total operating expenses	3,686	3,545	9,668	10,266
Operating loss	(3,686)	(3,545)	(9,668)	(10,266)
Interest income	15	11	40	36
Net loss	$(3,671)	$(3,534)	$(9,628)	$(10,230)
Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.21)	$(0.23)
Weighted-average shares used in computing net loss per share, basic and diluted	45,356	45,345	45,356	45,240

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(3,671)	$(3,534)	$(9,628)	$(10,230)
Other comprehensive income (losses):
Net unrealized losses on marketable securities	—	—	—	—
Comprehensive loss	$(3,671)	$(3,534)	$(9,628)	$(10,230)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(9,628)	$(10,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	2,639	2,757
Depreciation and amortization	32	10
Non-cash net interest income	(3)	—
Changes in operating assets and liabilities:
Other current assets	(281)	(93)
Other assets	—	(12)
Accounts payable	725	377
Accrued development expense	617	(304)
Accrued compensation and benefits	394	512
Other current liabilities	—	(3)
Net cash used in operating activities	(5,505)	(6,986)
Cash flows used in investing activities:
Purchases of property and equipment	(195)	(79)
Purchases of marketable securities	(3,847)	(2,600)
Maturities of marketable securities	2,950	2,750
Net cash provided by (used in) investing activities	(1,092)	71
Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	—	379
Net cash provided by financing activities	—	379
Net decrease in cash and cash equivalents	(6,597)	(6,536)
Cash and cash equivalents at beginning of the period	40,590	48,588
Cash and cash equivalents at end of the period	$33,993	$42,052

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General

We are a biopharmaceutical company that develops novel drugs. We own world-wide commercial rights to our lead drug candidate, REMOXY Extended-Release Capsules CII, a unique, twice-a-day formulation of oral oxycodone.  REMOXY’s intended indication is for the management of pain severe enough to require daily, around the clock long-term opioid treatment. We specifically developed REMOXY to discourage certain common methods of drug tampering and misuse. The REMOXY NDA is supported by multiple clinical trials, including a successful Phase III efficacy program that was conducted under a Special Protocol Assessment.

In the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2015.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(3,671)	$(3,534)	$(9,628)	$(10,230)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	45,356	45,345	45,356	45,240
Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.21)	$(0.23)

We excluded weighted options outstanding to purchase common stock of 16.9 million for the third quarter of 2015,  17.5 million for the first nine months of 2015, 11.0 million for the third quarter of 2014 and 5.1 million for the first nine months of 2014 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
September 30, 2015
Cash	$231	$—	$—	$231	$—	$231
Cash equivalents	29,262	—	—	29,262	—	29,262
Commercial paper	5,399	1	—	5,400	—	5,400
	$34,892	$1	$—	$34,893	$—	$34,893
Reported as:
Cash and cash equivalents	$33,993	$—	$—	$33,993	$—	$33,993
Marketable securities	899	1	—	900	—	900
	$34,892	$1	$—	$34,893	$—	$34,893
Maturities:
Matures in one year or less	$34,892	$1	$—	$34,893	$—	$34,893
Matures one to three years	—	—	—	—	—	—
	$34,892	$1	$—	$34,893	$—	$34,893
December 31, 2014
Cash	$295	$—	$—	$295	$—	$295
Cash equivalents	34,805	—	—	34,805	—	34,805
Commercial paper	4,848	1	—	4,849	—	4,849
Corporate securities	631	—	—	631	10	641
	$40,579	$1	$—	$40,580	$10	$40,590
Reported as:
Cash and cash equivalents	$40,579	$1	$—	$40,580	$10	$40,590
	$40,579	$1	$—	$40,580	$10	$40,590
Maturities:
Matures in one year or less	$40,579	$1	$—	$40,580	$10	$40,590
Matures one to three years	—	—	—	—	—	—
	$40,579	$1	$—	$40,580	$10	$40,590

We did not realize any gains or losses on our investments in marketable securities during the first three and nine months of 2015 or 2014. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2015
Cash and cash equivalents	$29,493	$—	$—	$29,493
Commercial paper	—	5,400	—	5,400
	$29,493	$5,400	$—	$34,893
December 31, 2014
Cash and cash equivalents	$35,100	$—	$—	$35,100
Commercial paper	—	4,849	—	4,849
Corporate securities	—	641	—	641
	$35,100	$5,490	$—	$40,590

Note 4.  Equity and Stock-Based Compensation Expense

Our stock option and Performance Award activity during 2015 was as follows:

	Number of Options	Number of Performance Awards
Outstanding as of December 31, 2014	17,913,182	1,889,465
Granted	595,000	50,000
Exercised	—	—
Cancelled	(1,569,494)	(50,000)
Outstanding as of September 30, 2015	16,938,688	1,889,465

Our non-cash stock-based compensation expenses  were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$280	$475	$904	$1,211
General and administrative	515	615	1,735	1,546
	$795	$1,090	$2,639	$2,757

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

This document contains forward-looking statements that are based upon current expectations, within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•	filing a New Drug Application, or NDA, for REMOXY® (oxycodone) Extended-Release Capsules CII, or REMOXY, with the U.S. Food and Drug Administration, or FDA;
•	development activities to potentially support obtaining approval of REMOXY by the FDA;
•	discussions with potential strategic partners for the development and commercialization of REMOXY;
•

activities of Pfizer, Inc., or Pfizer, or its subsidiary King Pharmaceuticals, Inc., or King, with respect to Pfizer’s termination of our Collaboration Agreement and License Agreement with Pfizer, or the Pfizer Agreements, and the return to us of development and commercial rights to REMOXY;

•	expectations with regard to the delivery of data, materials and information by Pfizer to us related to Pfizer’s development activities with respect to REMOXY;
•	the outcome of research and development activities, including, without limitation, development activities for potential formulation of additional dosage forms of our drug candidates;
•	pre-clinical studies that are expected to enable an Investigational New Drug, or IND, regulatory filing for PTI-125 and National Institutes of Health, or NIH, funding supporting such studies;
•	operating losses and anticipated operating and capital expenditures;
•	expected uses of capital resources;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expenses increasing, interest income decreasing or fluctuations in our operating results;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months;
•	effects of government regulation on potential commercialization activities for our drug candidates, if approved, and on the markets our product candidates may address; and
•	assumptions and estimates used for our disclosures regarding stock-based compensation.

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

Overview

We are a biopharmaceutical company that develops novel drugs. We own world-wide commercial rights to our lead drug candidate, REMOXY Extended-Release Capsules CII, a unique, twice-a-day formulation of oral oxycodone.  REMOXY’s intended indication is for the management of pain severe enough to require daily, around the clock long-term opioid treatment. We specifically developed REMOXY to discourage certain common methods of drug tampering and misuse. The REMOXY NDA is supported by multiple clinical trials, including a successful Phase III efficacy program that was conducted under a Special Protocol Assessment.

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

We believe Pfizer has transferred to us all of its data, materials, capital equipment and other assets related to REMOXY. In preparing to resubmit the NDA for REMOXY, we may identify additional data, materials or agreements that Pfizer would need to transfer to us.

We plan to refile the NDA for REMOXY in the first quarter of 2016. We have recently reviewed stability data for REMOXY that we believe supports re-filing the NDA. We plan to continue to collect additional stability data for REMOXY.

We recently announced top-line results of a Human Abuse Potential study conducted by Pfizer with REMOXY. Pfizer’s topline analysis of this study indicates demonstrated with statistical significance (p<0.0001) that both intact and chewed REMOXY were less "liked" than immediate-release oxycodone on two primary endpoints, Drug Liking (p<0.0001) and Drug High (p<0.0001), in non-dependent, recreational opioid users.  We have hired an independent third party to conduct a statistical analysis of this study

We continue to expect to continue to rely on the agreement between Pfizer and the FDA regarding the specific contents of an acceptable NDA submission.

We plan to complete certain non-clinical activities prior to re-filing the NDA for REMOXY, including work initiated by Pfizer but not completed prior to the transfer of REMOXY to us. We also plan to further review data and complete reports on the human abuse potential and other studies previously conducted by Pfizer. We expect that these activities will be substantially completed in 2015, depending on the workflow and availability of our consultants and vendors.

We continue to review potential commercialization strategies for REMOXY.  Options include a potential strategic transaction around all of our drug candidates; a  commercial collaboration for REMOXY; or establishing commercial capabilities for REMOXY on our own.

We own all commercial rights to the abuse-resistant formulations of hydromorphone and oxymorphone. IND applications for these drug candidates are in place with the FDA.

We are also developing FENROCK™, a proprietary abuse deterrent transdermal pain patch (fentanyl).  We own all world-wide commercial rights to FENROCK.

On September 21, 2015, we announced that the NIH had awarded us a $1.7 million innovation grant.  This grant award provides a path forward for us to develop PTI-125,  a small molecule drug that offers a promising new approach to treat Alzheimer’s disease.  With this NIH award, we plan to conduct pre-clinical studies that are expected to enable an IND regulatory filing for PTI-125. We own all world-wide commercial rights to PTI-125.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $126.1 million at September 30, 2015. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Compensation	$683	$1,109	$2,091	$2,783
Contractor fees and supplies	1,443	821	2,828	2,888
Other common costs	230	186	561	527
	$2,356	$2,116	$5,480	$6,198

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

Results of Operations - Three and nine months ended September 30, 2015 and 2014

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses increased to $2.3 million in the third quarter of 2015 from $2.1 million in the third quarter of 2014, primarily due to increased activities related to REMOXY. Research and development expenses decreased to $5.5 million in the first nine months of 2015 from $6.2 million in the first nine months of 2014, primarily due to decreased personnel and non-cash stock-related expenses, offset in part by increased activities related to REMOXY.  Research and development expenses included non-cash stock-related compensation expense of $0.3 million in the third quarter of 2015, $0.5 million in the third quarter of 2014, $0.9 million in the first nine months of 2015 and $1.2 million in the first nine months of 2014.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $1.3 million in the third quarter of 2015 from $1.4 million in the third quarter of 2014, primarily due to lower non-cash equity-related expenses. General and administrative expenses increased to $4.2 million in the first nine months of 2015 from $4.1 million in the first nine months of 2014, primarily due to higher non-cash stock-related compensation expense in the first nine months of 2015 as compared to the first nine months of 2014. General and administrative expenses included non-cash stock related compensation expense of $0.5 million in the third quarter of 2015, $0.6 million in the third quarter of 2014, $1.7 million in the first nine months of 2015 and $1.5 million in the first nine months of 2014.

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

Interest Income

Interest income increased to $15,000 in the third quarter of 2015 from $11,000 in the third quarter of 2014 and was $40,000 in the first nine months of 2015 and $36,000 in the first nine months of 2014.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2015, cash, cash equivalents and marketable securities were $34.9 million.

Net cash used in operating activities decreased to $5.5 million for the first nine months of 2015 from $7.0 million for the first nine months of 2014, primarily due to lower research and development expenses in the first nine months of 2015 compared to the first nine months of 2014, offset in part by changes in other balance sheet accounts.

Net cash used in investing activities was $1.1 million for the first nine months of 2015 and net cash provided by investing activities was $0.1 million for the first nine months of 2014. Investing activities in both 2015 and 2014 consisted primarily of purchases and maturities of marketable securities, as well as purchases of equipment.

Net cash provided by financing activities was $0.4 million for the first nine months of 2014. Financing activities consisted primarily of proceeds from stock option exercises.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2015. Our formulation agreement with Durect Corporation, or Durect, obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $126.1 million at September 30, 2015. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

We continue to review potential commercialization strategies for REMOXY.  Options include a potential strategic transaction around all of our drug candidates; a  commercial collaboration for REMOXY; or establishing commercial capabilities for REMOXY on our own.  Our need for cash would be significantly higher if we were to opt to establish commercial capabilities on our own.  In that case, we may accelerate the timing to add future funding through public or private financing, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2015 by approximately $800.  To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of September 30, 2015, our investments consisted of investments in corporate obligations, money market accounts and checking funds with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

We believe Pfizer has transferred to us all of its data, materials, capital equipment and other assets related to REMOXY. In preparing to resubmit the NDA for REMOXY, we may identify additional data, materials or agreements that Pfizer would need to transfer to us.

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

There can be no assurance that the FDA will accept an NDA for REMOXY or will approve an NDA for REMOXY or that the FDA will not require additional clinical or non-clinical data to be submitted. Obtaining data from such studies (even if completed) that is insufficient to support approval of REMOXY, or any adverse decisions by the FDA (including any decision by the FDA to require additional clinical or non-clinical data) may significantly delay or prevent the potential approval of REMOXY.

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

Risks Relating to our Collaboration Agreements

If Pfizer did not transfer to us all data and documentation or the quality of the data and documentation transferred is insufficient, our ability to resubmit an NDA for REMOXY will be negatively impacted and our business would suffer.

On April 21, 2015, we  announced that we resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY.

We believe Pfizer has transferred to us all required data, materials, capital equipment and other assets related to REMOXY. In preparing to resubmit the NDA for REMOXY, we may find that there are additional data, materials or agreements that Pfizer would need to transfer to us.  If Pfizer did not meet its obligations to transfer all such materials or if the quality of the data and documentation transferred is insufficient, we would be significantly delayed in our ability to resubmit an NDA for REMOXY, and may need to conduct further development activities or clinical trials to prepare any potential resubmission. As a result, any further development, regulatory approval and product introduction for REMOXY would be delayed or prevented and our business would suffer.

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

Our collaborative agreements with third parties, such as our license agreement with Durect, are generally complex and contain provisions that could give rise to legal disputes, including potential disputes concerning ownership of intellectual property under collaborations or disputes concerning the scope of collaboration activities. Such disputes can delay or prevent the development of potential new drug products, or can lead to lengthy, expensive litigation or arbitration. Other factors relating to collaborative agreements may adversely affect our business, including:

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

•	perceptions by physicians regarding the cost benefit of REMOXY in reducing potential risks of unintended use;
•	published studies demonstrating the cost-effectiveness of our drugs relative to competing products;
•	availability of reimbursement for our products from government or healthcare payers;
•	our or our collaborators’ ability to implement a risk management plan prior to the distribution of any Schedule II drug; and
•	effectiveness of marketing and distribution efforts by us and other licensees and distributors.

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

If we decide to commercialize any of our drugs ourselves, we may not be able to

•	hire and retain the necessary experienced personnel;
•	build sales, marketing and distribution operations which are capable of successfully launching new drugs;
•	obtain access to adequate numbers of physicians to prescribe our products; or
•	generate sufficient product revenues.

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

The Affordable Care Act is a highly complex piece of legislation that continues to evolve.  We do not and cannot understand the full impact and potential implications of the Affordable Care Act on our business or on our drugs.

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

We have no manufacturing facilities and have limited experience in drug product development and commercial manufacturing. We lack the resources and expertise to formulate, manufacture or test the technical performance of our drug candidates. We rely on and expect to continue to rely on a limited number of experienced personnel and a small number of contract manufacturers and other vendors to formulate, test, supply, store and distribute drug supplies for our preclinical studies and clinical trials. Our reliance on a limited number of vendors exposes us to the following risks, any of which could delay our clinical trials, and, consequently, FDA approval of our drug candidates and commercialization of our products, result in higher costs, or deprive us of potential product revenues:

•

Contract commercial manufacturers, their sub-contractors or other third parties we rely on and expect to rely on, may encounter difficulties in achieving the volume of production needed to satisfy preclinical and clinical needs or commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, and may experience shortages of qualified personnel to adequately staff production operations.

•	Our contract manufacturers could default on their agreements with us to provide supplies or meet our requirements for commercialization of our products.
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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $126.1 million at September 30, 2015. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to conduct preclinical studies and clinical trials for our drug candidates, including drug development activities related to FENROCK;
•	seek regulatory approvals for our drug candidates;
•	develop, formulate, manufacture and commercialize our drug candidates;
•	implement additional internal systems and develop new infrastructure;
•	acquire or in-license additional products or technologies, or expand the use of our technology;
•	maintain, defend and expand the scope of our intellectual property; and
•	hire additional personnel.

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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•

the status of our collaboration agreements, including the recent election by Pfizer to terminate the Pfizer Agreements, and the timing and sufficiency of any activities associated with the return to us of REMOXY;

•	results of or delays in efforts to seek regulatory approval for REMOXY, and in preclinical studies and clinical trials for our other drug candidates;
•	publicity regarding products under development by us or others, including with respect to actual or potential medical results relating to such matters;
•	announcements of technological innovations or new commercial products by us or others;
•	developments in patent or other proprietary rights by us or others;
•	comments or opinions by securities analysts or major stockholders;
•	adverse media coverage related to opioid pharmaceuticals;
•	future sales of our common stock by existing stockholders;
•	developments with respect to potential merger and acquisition activity of companies with whom we have strategic alliances or other agreements;
•	regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;
•	litigation, including with respect to the lawsuit currently filed against us and our officers, or threats of litigation;
•	economic and other external factors or other disaster or crises;
•	the departure of any of our officers, directors or key employees;
•	period-to-period fluctuations in financial results; and
•	limited daily trading volume.

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

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. If these Performance Awards vest, we expect to issue our employees shares of our common stock net of statutory employment taxes. This net issuance results in fewer shares issued and uses our cash to fund these taxes. The use of cash could be substantially higher, depending on the fair value of our common stock on the date the Performance Awards vest. If our use of cash to fund these taxes is substantial, our stock price could decline.

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

Date: November 9, 2015

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