Form 10-K
period 2015-12-31
PAIN THERAPEUTICS INC
filed 2016-03-03
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

_______________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $66,208,481 computed by reference to the last sales price of $1.73 as reported on the NASDAQ Global Select Market, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2015.

The number of shares outstanding of the Registrant's common stock on January 12, 2016 was 45,756,117.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

PAIN THERAPEUTICS, INC.

FORM 10-K

PART I

This annual report contains certain statements that are considered forward-looking statements within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	the timing of the planned resubmission of the New Drug Application, or NDA, for REMOXY® (oxycodone capsules CII);
•	development activities to potentially support obtaining approval of REMOXY by the U.S. Food and Drug Administration, or FDA;
•

our plans to rely on third parties, including Durect Corporation, or Durect, Noramco, Inc., a wholly-owned subsidiary of Johnson & Johnson, or Noramco, and Mallinckrodt, Inc., or Mallinckrodt, to supply us with excipients and active pharmaceutical ingredients and to manufacture REMOXY;

•	discussions with potential strategic partners for the development and commercialization of REMOXY;
•

expectations with regard to the data, materials and information provided to us by Pfizer Inc., or Pfizer, related to Pfizer’s development activities with respect to REMOXY pursuant to the Collaboration Agreement and License Agreement with Pfizer, or the Pfizer Agreements;

•	the outcome of research and development activities, including, without limitation, development activities for FENROCK™ and potential formulation of additional dosage forms of our drug candidates;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expenses increasing, interest income decreasing or fluctuations in our operating results;
•	operating losses and anticipated operating and capital expenditures;
•	expected uses of capital resources;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months; and
•	assumptions and estimates used for our disclosures regarding stock-based compensation.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the quantity, quality or sufficiency of the data, materials and information transferred to us by Pfizer regarding the REMOXY development program;
•

difficulties or delays in the preparation and filing of the NDA for REMOXY and in potentially obtaining regulatory approval of the NDA for REMOXY, including the potential for requests by the FDA for additional data which may require an extended period of time to obtain and submit;

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

Item 1.Business

Overview

Pain Therapeutics, Inc. develops proprietary drugs that offer significant improvements to patients and healthcare professionals. We generally focus our drug development efforts on disorders of the nervous system, such as chronic pain.

Our expertise consists of developing new drug candidates and guiding these through various regulatory and development pathways in preparation for their eventual commercialization. By necessity, the conduct of drug development is complex, lengthy, expensive and risky. The FDA has not yet established the safety or efficacy of our drug candidates.

For over a decade, we have pioneered technology, tools and techniques that enable the development of Abuse-Deterrent Formulations, or ADFs. ADFs are intended to make opioid drugs difficult to abuse yet provide steady pain relief when used appropriately by patients. ADFs are intended to help in the fight against prescription drug abuse.

Opioid drugs, such as oxycodone, are an important treatment option for patients with severe chronic pain. However, misuse, abuse and diversion of these prescription drugs remains a serious, persistent problem. Nearly 19,000 people died from opioid overdose in 2014, according to the NIH’s National Institute on Drug Abuse.

Our lead drug candidate is called REMOXY (oxycodone capsules CII). REMOXY is a proprietary, abuse-deterrent, oral formulation of oxycodone (CII). We developed REMOXY to make oxycodone difficult to abuse yet provide 12 hours of steady pain relief when used appropriately by patients.

In particular, REMOXY’s thick, sticky, high viscosity formulation may deter unapproved routes of drug administration, such as injection, snorting or smoking. REMOXY targets the $2.5 billion marketplace for long-acting formulations of oxycodone. We own exclusive, worldwide rights to REMOXY.

In March 2016, we plan to submit to the FDA a New Drug Application, or NDA, for REMOXY. The REMOXY NDA has priority review status with the FDA. We expect a review cycle of about six months. This is a 505(b)(2) NDA resubmission for five dosage strengths of REMOXY (5, 10, 20, 30, 40 mg). The drug’s proposed indication is “for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate”. The safety and clinical efficacy of REMOXY is supported by multiple studies, including a successful Phase III efficacy program conducted under an FDA Special Protocol Assessment. REMOXY’s abuse-deterrence is supported by a body of clinical and non-clinical data, including data comparing REMOXY against currently marketed oxycodone products. The NDA will propose label claims that properly characterize REMOXY’s abuse-deterrent properties, including certain routes of abuse that REMOXY may deter, such as injection, snorting or smoking. The NDA also includes stability data that we believe meet FDA guidance criteria in support of a 24-month shelf life.

Use and Abuse of Opioid Drugs

Opioid drugs are primarily used to relieve pain. They are among the world’s oldest known drugs. The term ‘opioid’ refers to an entire class of analgesic substances that are derived from the opium poppy plant. Drugs that fall within this class include oxycodone, hydrocodone, fentanyl, heroin, morphine and many other related substances.

In recent decades, oxycodone, a semi-synthetic opium derivative, has become a standard of care to treat severe chronic pain. Oxycodone is in Schedule II of the federal Controlled Substances Act of 1970, which means it has accepted medical use with severe restrictions, a high potential for abuse and regulations around its manufacture, possession, storage, use and distribution.

Oxycodone can provide significant therapeutic benefits for patients in pain when used as prescribed. In recent years, patients with severe chronic pain have benefited from oxycodone in long-acting formulations. Long-acting formulations contain a very high dose of oxycodone that is intended to release evenly over 12 hours. Long-acting oxycodone offers the convenience of less-frequent dosing intervals and improved compliance, a potential win-win for prescribers and for patients with severe chronic pain.

However, the emergence of long-acting oxycodone has also corresponded with a dramatic increase in opioid drug abuse. Drug abuse is the use of opioid drugs for reasons other than what the drug was prescribed for, and often via unapproved routes of administration, such as injection, snorting or smoking. Opioids such as oxycodone are primarily abused due to their ability to produce a strong, if fleeting, euphoric high.

Drug abusers have learned effective ways to tamper with, and defeat, long-acting oxycodone formulations. Defeating the long-acting properties of an oxycodone formulation can be as easy as crushing or grinding tablets, then swallowing, injecting, snorting or smoking the crushed substance. This releases high levels of oxycodone faster than intended (called “dose-dumping”), resulting in an immediate and powerful euphoric high, as compared to swallowing an intact tablet as prescribed.

Opioid abuse is dangerous. Opioid abuse can lead to drug-seeking behavior, tolerance and physical or psychological dependence. Even a single episode of opioid abuse can also lead to overdose, respiratory depression or death.

The Role of Abuse-deterrent Formulations

The FDA and other important policy makers have developed a multi-pronged approach aimed at combating opioid misuse, abuse and addiction. One targeted effort has been to encourage the pharmaceutical industry to develop ADFs. In April 2015, the FDA issued a final guidance to assist the pharmaceutical industry in developing ADF opioid drug products.

ADFs attempt to raise the bar on opioid abuse by making it more difficult, longer or aversive to tamper with a long-acting formulation, while recognizing that no drug or drug formulation can be made abuse-proof. In particular, an ADF drug can still be misused and result in overdose simply by ingesting the drug in higher than recommended doses. ADFs are not designed to prevent opioid-induced euphoria. ADF technology aims to decrease the likelihood that a long-acting opioid formulation will dose-dump under conditions of abuse or accidental misuse. By mitigating dose-dumping, the likelihood of overdose and death associated may decrease.

First-generation ADFs were introduced into the marketplace in 2010. However, the relative weakness of first generation ADFs means opioid abuse continues to be a serious public health issue. Nearly 19,000 people died from opioid overdose in 2014 alone, according to the National Institute on Drug Abuse. According to the FDA, “for each death [due to narcotic pain relievers], there are an additional ten treatment admissions, 32 emergency department visits and 825 nonmedical users of these drugs.” (Source: FDA’s Efforts to Address the Misuse and Abuse of Opioids, 2/6/2013).

As a pioneer in the design and development of ADFs, we believe a robust design for a novel ADF relies on four basic (and mostly incompatible) objectives: i) safety and clinical efficacy when used as prescribed; ii) abuse-deterrent when abused; (iii) ease of large scale manufacturing; and (iv) novel, non-infringing intellectual property. Many ADF programs may achieve three of these four objectives but the practical reality is that few ADFs achieve all four. We believe this is reflected in the industry’s relatively high failure rate with regards to ADFs developments for long-acting opioid formulations.

About REMOXY (oxycodone capsules CII)

Our lead drug candidate is called REMOXY. REMOXY is a proprietary, abuse-deterrent, oral formulation of oxycodone (CII). We developed REMOXY to make oxycodone difficult to abuse yet provide 12 hours of steady pain relief when used appropriately by patients.

REMOXY is intended to meet the needs of healthcare professionals who appropriately prescribe opioid drugs and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse. In particular, REMOXY’s thick, sticky, high viscosity formulation may deter unapproved routes of drug administration, such as injection, snorting or smoking.

We initiated the development of REMOXY over a decade ago, before any formal guidance was in place with regards to regulatory pathways for ADFs. As a result of our pioneering efforts with REMOXY, we have developed a foundation of practical experience with regard to regulatory and development pathways for ADFs.

The following is a top-line chronology of the development of REMOXY:

"	In 2003, we filed an Investigational New Drug application, or IND, for REMOXY with the FDA.
"	In 2005, we and King Pharmaceuticals, Inc., or King, entered into an exclusive agreement to develop and commercialize REMOXY.
"

In 2008, we filed an NDA for REMOXY with the FDA. Later that year, we received a Complete Response Letter over manufacturing issues (specifically, in vitro drug stability). However, the Complete Response Letter did not question REMOXY’s safety, clinical efficacy, abuse-deterrent properties or use of the reference listed drug.

"	In 2009, King assumed sole control and responsibility for REMOXY.
"	In 2010, King resubmitted the REMOXY NDA with the FDA. In early 2011, Pfizer acquired King. References to Pfizer include references to Pfizer’s subsidiary King.
"

In 2011, Pfizer received a Complete Response Letter on the REMOXY NDA filed by King. Once again, FDA cited manufacturing issues (specifically, in vitro drug stability). Once again, the Complete Response Letter did not question REMOXY’s safety, clinical efficacy, abuse-deterrent properties or use of the reference listed drug.

"

From 2011-2014, Pfizer conducted fundamental investigations of the REMOXY formulation and its manufacture. As a result, Pfizer modified the REMOXY formulation and conducted successful studies to establish bioequivalence of the current formulation to the original formulation of REMOXY, to generate additional abuse-deterrent data and to provide manufacturing stability.

"	In 2014, Pfizer provided us with written notice of termination of its development of REMOXY. We and Pfizer agreed on an orderly transfer of all rights, data, IP, etc.
"	In 2015, we and Pfizer concluded the transfer of the REMOXY program. We believe Pfizer has transferred to us its data, materials, capital equipment and other assets related to REMOXY.
"	In 2015, we generated additional abuse-deterrent data, continued an on-going stability study and made other preparations necessary to resubmit the NDA for REMOXY with the FDA.
"	In 2016, we plan to resubmit the NDA for REMOXY with the FDA. We expect a review cycle of about six months.

We intend our NDA resubmission to generally follow the detailed REMOXY resubmission strategy that was previously agreed upon by Pfizer and the FDA. The safety and clinical efficacy of REMOXY is supported by multiple studies, including a successful Phase III efficacy program conducted under an FDA Special Protocol Assessment. REMOXY’s abuse-deterrence is supported by a body of clinical and non-clinical data, including data comparing REMOXY against currently marketed oxycodone products. Our abuse-deterrence studies generally examined the impact of common methods of abuse on the rate of release of oxycodone, especially in the first 0-2 hours of abuse, when abusers expect feelings of a strong euphoric high. The NDA will propose label claims that properly characterize REMOXY’s abuse-deterrent properties, including certain routes of abuse that REMOXY may deter, such as injection, snorting or smoking. The NDA also includes stability data that we believe meet FDA guidance criteria in support of a 24-month shelf life.

REMOXY Commercial Opportunity

The global opioid market has been estimated by third-parties to be valued at nearly $35 billion in 2015. By geography, North America dominates the market, with about 65% market share, or about $22 billion. By drug, long-acting formulations of oxycodone was about a $2.5 billion market. REMOXY targets the $2.5 billion marketplace for long-acting oxycodone. Despite these impressive commercial figures, we believe opioid abuse remains a serious, persistent problem for physicians and patients alike.

We own exclusive, worldwide rights to REMOXY. If approved and granted appropriate label claims, we believe REMOXY may have potential to distinguish itself from competitors with:

✓	best-in-class abuse-deterrent properties;
✓	true twice-daily dosing;
✓	minimal food effect;
✓	lack of generic drug substitution; and
✓	over 15 years of intellectual property protection.

Currently we have no capability to launch or to commercialize our drug products. We continue to review potential launch and commercialization strategies for REMOXY. Options include a potential strategic transaction around all of our drug candidates; a commercial collaboration for REMOXY; or establishing commercial capabilities in-house to launch REMOXY on our own.

Abuse-deterrent Formulations of Hydromorphone and Oxymorphone

We believe the technology used in REMOXY is a platform that can be applied to the development of ADFs of hydromorphone and oxymorphone, both Schedule II opioids. We have an IND for each of these two ADF drugs candidates in place with the FDA. We own exclusive, worldwide commercial rights with respect to these drug candidates.

About FENROCK

FENROCK is a trade name for our proprietary, abuse-deterrent pain patch. FENROCK’s active drug ingredient is fentanyl (CII), a highly addictive opioid drug that is up to 50 times more powerful than morphine.

Currently marketed transdermal fentanyl patches are typically used to manage severe chronic pain, but are also easily abused and have been blamed for thousands of deaths across the U.S. Fentanyl abuse is dangerous. A single episode of fentanyl abuse can lead to overdose, respiratory depression or death.

FENROCK is an early-stage drug candidate. Our goal with FENROCK is to make the fentanyl pain patch difficult to abuse yet provide 72 hours of steady pain relief when used appropriately by patients. We developed FENROCK in-house. We are currently working with outside collaborators on the development of a final formulation of FENROCK. We believe a final formulation will enable us to file an IND with the FDA.

We own exclusive, worldwide rights to FENROCK without royalty or milestone obligations to any third party.

About PTI-125

This small molecule drug candidate offers a promising new approach to treat Alzheimer’s Disease and other neurological disorders. PTI-125, an oral drug, was designed in-house and characterized by outside collaborators. The science that underlies PTI-125 was initially published in The Journal of Neuroscience (2012-32:9773-9784).

The National Institutes of Health (NIH) awarded us a $1,725,000 innovation grant in September 2015 to further study this early-stage drug candidate. This grant was awarded to us following an in-depth evaluation of PTI-125 for scientific and technical merit by academic, clinical and industry experts in neurological disorders. The NIH grant award enables us to fund and conduct pre-clinical studies around PTI-125. We expect results of these on-going studies may enable us to file an IND with the FDA.

We own exclusive, worldwide rights to PTI-125 without royalty or milestone obligations to any third party.

Strategy

We began developing ADFs over a decade ago. Since then our vision has remained the same: to develop novel ADF technology that can set a gold standard of abuse-deterrence for opioid drugs. We submitted our first IND for an ADF opioid drug candidate in 2003. At that time, the FDA had no formal guidelines for ADFs, the public was generally unaware of opioid abuse and many prescribing physicians underappreciated the abuse potential of opioid drugs. Today, there is widespread public awareness of opioid drug abuse and FDA has issued formal regulatory guidance for the development of ADFs. Consequently, we believe our original vision for REMOXY – to set a gold standard of abuse-deterrence – is now within reach.

Our corporate strategy has changed little over the years: to spend carefully but to keep innovation at the top of our agenda.  Elements of our corporate strategy include:

Focus on Clinical Development Stage Products.   We believe this focus will enable us to generate product revenues earlier than if we were focused on early-stage research and discovery activities.

Retain Significant Rights to Our Drugs.   We currently retain worldwide commercialization rights to all of our technology and drug candidates in all markets and indications, including REMOXY. In general, we intend to independently develop our drug candidates through late-stage clinical trials.

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

We also conduct basic research in collaboration with academic and other partners. Our research and development expenses were $4.9 million in 2013, $7.3 million in 2014 and $9.1 million in 2015.

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

We seek to protect our technology by, among other methods, filing and prosecuting U.S. and foreign patents and patent applications with respect to our technology and products and their uses. The focus of our patent strategy is to secure and maintain intellectual property rights to technology for the following categories of our business:

•	the technology that forms the basis of REMOXY and our other abuse-deterrent drug candidates;
•	the technologies related to our pre-clinical product candidates; and
•	the manufacture and use of our drug candidates.

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

Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of corresponding patent applications. Our patents and the patents we license from third parties include the following issued U.S. Patents:  8,168,217; 8,153,152; 8,147,870;  8,133,507;  8,354,124;  8,415,401; 8,420,120;  8,974,821; 8,945,614; 8,951,556; and 9,233,160.

Our issued U.S. patent for REMOXY with the longest patent term extends to 2031. Outside the U.S., our granted patent with the longest patent term for REMOXY extends to 2028. Patents may have their term extended for various reasons including the grant of patent term adjustments, patent term extensions, or supplemental protection certificates, or may have their term shortened for various reasons including by terminal disclaimers. Certain U.S. patent applications and patent applications outside the U.S. are pending.

In addition, we use a unique and complex process to manufacture REMOXY. We also protect as trade secrets the significant pharmaceutical know-how and detailed knowledge of a complex supply chain to manufacture REMOXY.

REMOXY®  and FENROCK™ are trademarks of Pain Therapeutics, Inc.

Prior Agreements with Pfizer

Between 2005 and 2014, Pfizer paid us a total of approximately $290 million. This includes $155 million in upfront fees, $30 million in milestone payments and $105 million to reimburse expenses we incurred under the Pfizer Agreements.

In October 2014, Pfizer provided us with written notice of termination of the Pfizer Agreements. We believe Pfizer terminated its development of REMOXY, in part, to focus on its own ADF drug candidate called ALO-02. Pfizer filed an NDA for ALO-02 shortly after informing us of its intention to discontinue REMOXY. Pfizer’s NDA for ALO-02 is currently under review by the FDA.

In April 2015, we announced that we had resumed sole responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY. Pfizer has no further obligations to us. We have no further obligations to Pfizer, except that we will owe Pfizer a one-time payment of $200,000, payable at the time REMOXY is approved by the FDA, related to certain commercial manufacturing equipment we purchased from Pfizer.

Formulation Agreement with Durect Corporation

We have an exclusive, worldwide Development and License Agreement, or the Durect Agreement, with Durect to use a patented controlled-release technology that forms the basis for REMOXY and ADFs of oxymorphone and hydromorphone. In 2015, we returned to Durect rights related to ADFs of hydrocodone.

We are solely responsible for the clinical development of opioid ADFs under the terms of the Durect Agreement. Durect is responsible for furnishing suitable laboratory facilities, equipment and personnel during pre-clinical phases of development. The performance of pre-clinical activities of a joint responsibility of us and Durect.

Pursuant to the Durect Agreement, we reimburse Durect’s expenses and make milestone payments based on the achievement of certain clinical or regulatory milestones. We paid Durect approximately $38.4 million from the inception of the Durect Agreement to December 31, 2015. We could pay up to another $5.6 million under the Durect Agreement following achievement of certain milestones.

We are obligated to pay Durect royalties on commercial sales of REMOXY, oxymorphone and hydromorphone. These royalties range from 6.0% to 11.5% of net sales, depending on the volume of sales of licensed products in a given calendar year.

The Durect Agreement terminates on a country-by-country basis upon the later of the expiration of the last to expire of the patents licensed under such agreement or a certain number of years following first commercial sale in such country. Currently, the last to expire patent covered by such agreement expires by 2031. However, such date may be extended by the issuance of any additional patents pursuant to pending patent applications. We can terminate the Durect Agreement with notice to Durect, and we and Durect can terminate such agreement under certain circumstances, including material breach and insolvency.

Manufacturing

We do not own any manufacturing facilities. We outsource formulation, manufacturing and related activities to third-parties.

Our suppliers must comply with current good manufacturing practices, or GMP, enforced by the FDA and other government agencies such as the U.S. Drug Enforcement Administration, or DEA. Our suppliers are subject to unannounced inspection by regulators, including pre-approval inspections by the FDA and the DEA, to ensure they are in strict compliance with government regulations and standards. Our suppliers may be forced to stop producing, storing, shipping or testing our drug products if they fall out of compliance with government regulations and standards.

We have no control over our suppliers’ compliance, or lack thereof, with the multitude of regulations and standards that affect our drug products. We cannot control decisions by our suppliers that affect their ability or willingness to continue to supply us on acceptable terms, or at all.

We may not be able to replace a commercial supplier on commercially reasonable terms, or at all. Replacing any of our commercial suppliers would be expensive and time consuming. Further, if REMOXY is approved, our commercial suppliers may encounter difficulties in achieving high volumes of production to satisfy commercial demands. Failure by any of our suppliers to perform as expected could delay or prevent commercialization of REMOXY or result in shortages, cost overruns, or other problems and would materially harm our business.

Commercial supply of certain excipients from Durect

We will rely on Durect as the sole source of certain excipients in REMOXY. Durect has limited experience manufacturing pharmaceutical products and maintaining GMP-compliant operations. A Pre-Approval Inspection, or PAI, by FDA officials is often integral to the FDA approval process. A PAI is an unannounced evaluation of a manufacturing or test site for readiness for commercial scale manufacturing, conformance with commitments made in an NDA and data integrity. We do not and cannot know whether Durect’s manufacturing or test facilities could pass a PAI inspection related to REMOXY.

We rely on Durect to supply to us certain excipients for the REMOXY formulation. Under the Durect Agreement, these excipients are supplied to us at Durect’s cost, plus thirty (30) percent. We currently do not have a long-term commercial supply agreement in place with Durect. We expect that we and Durect will negotiate a supply agreement for these excipients. We may not be able to establish a commercial supply agreement on acceptable terms. Until a commercial supply agreement is in place with Durect, we expect to obtain excipients from Durect via individual purchase orders.

If we receive marketing approval for REMOXY, Durect may need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for REMOXY in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to FDA review and approval.

Commercial supply of oxycodone with Noramco

We expect to rely on Noramco as the sole source of the oxycodone base used in REMOXY. We currently do not have a long-term commercial supply agreement in place with Noramco. We expect to negotiate with Noramco a commercial supply agreement to supply us with oxycodone base. We may not be able to establish a commercial supply agreement on acceptable terms, or at all. Until we have a commercial supply agreement in place with Noramco, we expect to obtain oxycodone base from Noramco via individual purchase orders.

Commercial drug supply agreement with Mallinckrodt

We expect to rely on Mallinckrodt as the sole-source drug product manufacturer of REMOXY pursuant to an Amended and Restated Commercial Supply Agreement, or the Mallinckrodt Agreement. Pfizer and Mallinckrodt established the Mallinckrodt Agreement when Pfizer was responsible for commercialization of REMOXY. Pfizer assigned the Mallinckrodt Agreement to us in connection with the termination of the Pfizer Agreements. In addition to drug product manufacturing, Mallinckrodt is responsible for sourcing excipients in REMOXY other than those provided by the Durect Agreement. We plan to have Mallinckrodt manufacture pre-validation and commercial validation batches of REMOXY in 2016.

Other commercial manufacturing and supply agreements

We will rely on third-parties to conduct certain quality control and assurance testing, shipping or storage of REMOXY.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state, statutes and regulations also govern or impact the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require us to spend substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which our products may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

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

After the completion of clinical trials, if there is substantial evidence that the drug is safe and effective, an NDA is filed with the FDA. The NDA must contain all of the information on the drug gathered to that date, including data from the clinical trials. NDAs often exceed 100,000 pages in length.

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

If the FDA approves the NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any reported adverse reactions. The FDA may request additional post-marketing studies, or Phase IV clinical trials, to evaluate long-term effects of the approved drug.

Other Regulatory Requirements

The FDA mandates that drugs be manufactured in conformity with current GMP. If the FDA approves any of our drug candidates, we will be subject to requirements for labeling, advertising, record keeping and adverse experience reporting. Failure to comply with these requirements could result, among other things, in suspension of regulatory approval, recalls, injunctions or civil or criminal sanctions. We may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, and import, export, and customs regulations. In addition, any of our products that contain narcotics will be subject to DEA regulations relating to manufacturing, storage, distribution and physician prescribing procedures. It is possible that any portion of the regulatory framework under which we operate may change and that such change could have a negative impact on our current and anticipated operations.

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

Competition

Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary opioid formulations may include, but are not limited to, Roxane Laboratories, Purdue Pharma, Mylan, Pfizer, Abbott Laboratories, Endo Pharmaceuticals, Teva Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals. Collegium Pharmaceuticals may in the future commercialize an abuse-deterrent oxycodone formulation. Pfizer’s NDA for ALO-02, an abuse-deterrent oxycodone formulation, is currently under review by the FDA. Alternative technologies are being developed to address the issue of abuse or misuse of opioid painkillers or increase opioid potency, as well as alternatives to opioid therapy for pain management, several of which are in clinical trials or are awaiting approval from the FDA.

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

Employees

As of December 31, 2015, we had 8 employees. We engage consultants from time to time to perform services on retainer, a per diem or hourly basis.

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

Clinical and Regulatory Risks

If we fail to obtain the necessary regulatory approvals, or if such approvals are limited, we and our collaborators will not be allowed to commercialize our drug candidates, and we will not generate product revenues.

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated that additional non-clinical data was required to support the approval of REMOXY. However, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. Pfizer completed work designed to address the June 2011 Complete Response Letter. On April 21, 2015, we announced that we resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY.

We believe Pfizer has now transferred to us its data, materials, capital equipment and other assets related to REMOXY. Pfizer and the FDA had discussed and agreed to a regulatory plan to refile the NDA for REMOXY. The FDA has agreed that we may follow this plan to prepare the NDA for REMOXY. We plan to refile the NDA for REMOXY in March 2016. We expect our refiling will generally follow the plan agreed to with the FDA. We have recently reviewed stability data for REMOXY through 18 months that we believe supports re-filing the NDA. We plan to continue to collect additional stability data for REMOXY and plan to propose 24-month dating in the label. We have substantially completed certain non-clinical activities, reviewed data from these activities to support the NDA resubmission and completed final study reports on human abuse potential and other studies previously conducted by Pfizer.

We expect the FDA will accept the filing of the NDA for REMOXY. Acceptance of the filing does not suggest that the FDA has completed any aspect of its review of the NDA. We believe the FDA may complete its review of the NDA for REMOXY within six months of the date of our resubmission.

There can be no assurance that the FDA will accept an NDA for REMOXY or will approve an NDA for REMOXY or that the FDA will not require submission of additional clinical or non-clinical data. Obtaining data from such studies (even if completed) that is insufficient to support approval of REMOXY, or any adverse decisions by the FDA (including any decision by the FDA to require additional clinical or non-clinical data) may significantly delay or prevent the potential approval of REMOXY.

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

In jurisdictions outside the United States, we must receive marketing authorizations from the appropriate regulatory authorities before commercializing our drugs. Regulatory approval processes outside the United States generally include all of the aforementioned requirements and risks associated with FDA approval.

If we are unable to design, conduct and complete preclinical and clinical trials successfully, our drug candidates will not be able to receive regulatory approval.

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

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process also consumes a significant amount of time. Furthermore, if patients in clinical trials suffer drug-related adverse reactions during the course of such clinical trials, or if we, our collaborators or the FDA believe that participating patients are being exposed to unacceptable health risks, such clinical trials will have to be suspended or terminated. Failure can occur at any stage of the clinical trials, and we or our collaborators could encounter problems that cause abandonment or repetition of clinical trials.

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

We may not be able to successfully develop or commercialize FENROCK, a proprietary abuse-deterrent transdermal pain patch (fentanyl), designed to prevent common methods of abuse of fentanyl.

We have no history of developing transdermal patches. We do not know whether any of our planned development activities for FENROCK will result in approval of such drug candidate by the FDA, or, if FENROCK is approved, it will be a commercially viable product.

Risks Relating to our Collaboration Agreements

If Pfizer did not transfer to us all data and documentation or the quality of the data and documentation transferred is insufficient, our ability to resubmit an NDA for REMOXY will be negatively impacted and our business will suffer.

On April 21, 2015, we announced that we resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY.

We believe Pfizer has transferred to us data, materials, capital equipment and other assets related to REMOXY. In preparing to resubmit the NDA for REMOXY, we may find that there are additional data, materials or agreements that Pfizer should have transferred to us. If Pfizer did not meet its obligations to transfer all such materials or if the quality of the data and documentation transferred is insufficient, we would be significantly delayed in our ability to resubmit an NDA for REMOXY, and may need to conduct further development activities or clinical trials to prepare any potential resubmission. As a result, any further development, regulatory approval and product introduction for REMOXY would be delayed or prevented and our business would suffer.

If outside collaborators fail to devote sufficient time and resources to drug development programs related to our product candidates, or if their performance is substandard, regulatory submissions and introductions for our products may be delayed.

We rely on Durect as the sole-source provider of certain components of REMOXY. Durect’s failure for any reason to provide these components could result in delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business.

We depend on independent investigators and collaborators, such as universities and medical institutions, to conduct our clinical trials under agreements with us. These investigators and collaborators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. They may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such activities ourselves. If these investigators or collaborators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new drugs will be delayed or prevented.

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

Our plan for developing, manufacturing and commercializing REMOXY currently requires us to successfully maintain our license from Durect. If we are unable to meet the obligations necessary to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products, our potential future revenues may suffer and we may have to reduce or delay development of our other drug candidates. In addition, we expect to seek a new corporate collaborator with respect to REMOXY. If we do not enter into a new collaboration with respect to the continued development and potential commercialization of REMOXY, we will be required to undertake and fund such activities ourselves and may need to seek additional capital (which may not be available on acceptable terms, if at all), personnel or other resources. If we are not successful in such efforts, development and commercialization of REMOXY and our other drug candidates would be delayed or prevented, and our business would suffer.

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

•	when the drug is launched into the market and related competition;
•	approved label claims;
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

We currently have no in-house capabilities to commercialize our drug products and if we are unable to develop our own sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be disappointing.

We currently have no sales, marketing or distribution capabilities. We have not established commercial strategies regarding any of our product candidates, including REMOXY. In order to commercialize our products, if any approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us.

If we decide to commercialize any of our drugs ourselves, we may not be able to

•	hire and retain the necessary experienced personnel;
•	build sales, marketing and distribution operations in a cost effective manner which are capable of successfully launching new drugs;
•	obtain access to adequate numbers of physicians to prescribe our products; or
•	generate sufficient product revenues.

In addition, establishing such operations on our own will take time and involve significant expense. If our commercial operations lack complementary products, we may not be able to compete in a cost effective manner with competitors with more products to sell. If we engage third-party collaborators to perform any commercial operations, our future revenues may depend significantly upon the performance of those collaborators.

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

The science of abuse-deterrence is relatively new.

The analytical, clinical, and statistical methods for evaluating abuse-deterrent technologies and study results are new and rapidly evolving. Although we believe the FDA will take a flexible, adaptive approach to the evaluation and labeling of potentially abuse-deterrent products, such as REMOXY, we cannot be certain that our interpretation of abuse-deterrent data for REMOXY is consistent with the views of the FDA. In our opinion, the FDA has limited data correlating the potentially abuse-deterrent properties of certain opioid drug products, such as REMOXY, with actual reduction in abuse or adverse events associated with abuse. In addition, the FDA has stated it is not able to provide specific guidance on the magnitude of effect that would be sufficient to support any particular type of label claim for abuse-deterrence.

In the United States, our ability to market and promote REMOXY and its abuse-deterrent features will be determined by FDA-approved labeling.

The commercial success of REMOXY and certain of our other product candidates will depend upon our ability to obtain FDA-approved labeling describing their abuse-deterrent features. Our failure to achieve FDA approval of product labeling containing such information will prevent us from advertising and promoting the abuse-deterrent features of our product candidates in order to differentiate them from other similar products. This would make our products less competitive in the market.

Abuse-deterrent label claims for our products may not be broad enough to demonstrate a substantial benefit to health care providers and patients.

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

Category 1 – laboratory manipulation and extraction studies;

Category 2 – pharmacokinetic studies; and

Category 3 – human abuse potential studies.

According to FDA guidance, label claims for abuse-deterrence should describe the product’s specific abuse-deterrent properties as well as the specific routes of abuse that the product has been developed to deter. When data predict or show that a product’s potentially abuse-deterrent properties can be expected to, or actually do, result in a significant reduction in that product’s abuse potential, these data, together with an accurate characterization of what the data mean, may be included in product labeling.

If a product is approved by the FDA to include such claims in its label, the applicant may use the approved labeling information about the abuse-deterrent features of the product in its marketing efforts to physicians.

Although we intend to provide data to the FDA to support approval of abuse-deterrence label claims for REMOXY, there can be no assurance that REMOXY or any of our other product candidates will receive FDA-approved labeling that describes the abuse-deterrent features of such products. The FDA may find that our studies and data do not support abuse-deterrent labeling or that our product candidates do not provide substantial abuse-deterrence because, for example, their deterrence mechanisms do not address the way they are most likely to be abused. Further, the FDA is not required to follow its guidance and could change this guidance, which could require us to conduct additional studies or generate additional data. If the FDA does not approve abuse-deterrent labeling, we will not be able to promote such products based on their abuse-deterrent features and our business may suffer.

Even if we do receive FDA approval for abuse-deterrent claims, the claims may not be broad enough to demonstrate a substantial benefit to health care providers and patients. For instance, the claims may not encompass the more common forms of abuse for products like our product candidates. Moreover, continued investigation in Phase 4 studies following product approval, if required, is expensive and may not support the continued use of abuse-deterrent claims.

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

The Affordable Care Act is a highly complex piece of legislation that continues to evolve. We do not and cannot understand or anticipate the full impact and potential implications of the Affordable Care Act on our business or on our drugs.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Public concern over the abuse of opioids, including law enforcement concerns over diversion of opioid and regulatory efforts to combat abuse, could decrease the potential market for our product candidates.

Media stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids. Such efforts may inhibit our ability to commercialize our product candidates. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of ADFs; the ability of drug abusers to discover previously unknown ways to abuse our products; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for our product candidates and decrease the revenues we are able to generate from their sale. To the extent opioid abuse becomes less prevalent or less urgent of a public health issue, regulators and third party payers may not be willing to pay a premium for ADFs of opioids.

Efforts by the FDA and other regulatory bodies to combat abuse of opioids may negatively impact the market for our product candidates. For example, on September 10, 2013, the FDA announced its intention to effect labeling changes to all approved long-acting opioid formulations. In particular, the FDA announced its intention to update the indication for long-acting opioid formulations so that long-acting opioid formulations will be indicated only for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate. On April 16, 2014, the FDA updated these indications. It is possible that such changes could reduce the number of prescriptions for opioids written by physicians and negatively impact the potential market for our product candidates.

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

Our operations, as well as those of our collaborators on which we depend, are vulnerable to damage or interruption from computer viruses, human error, natural disasters, electrical and telecommunication failures, international acts of terror and similar events. We have not established a formal disaster recovery plan and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Unfavorable media coverage of opioid pharmaceuticals could negatively affect our business.

Opioid drug abuse receives a high degree of media coverage. Unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs, the limitations of ADFs, public inquiries and investigations into prescription drug abuse, litigation or regulatory activity could adversely affect our reputation. Such negative publicity could have an adverse effect on the potential size of the market for our drug candidates and decrease revenues and royalties, which would adversely affect our business and financial results.

Risks Relating to Manufacturing

We do not own any manufacturing facilities and we rely on third-party commercial drug manufacturers for drug supply.

We do not own any manufacturing facilities. We plan to continue to outsource formulation, manufacturing and related activities.

We rely on a limited number of third-party suppliers to formulate, manufacture, fill, label, ship or store all of our drug candidates. These suppliers must comply with current good manufacturing practices, or GMP, enforced by the FDA and other government agencies and U.S. Drug Enforcement Agency, or DEA, regulations and are subject to ongoing periodic unannounced inspection, including preapproval inspections by the FDA and DEA and corresponding state and foreign government agencies to ensure strict compliance with GMP and other government regulations and corresponding foreign standards. These manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. We do not have control over our suppliers’ compliance with these regulations and standards.

If REMOXY is approved, our commercial suppliers may encounter difficulties in achieving high volumes of production to satisfy commercial demands.

We cannot control decisions by our suppliers that affect their ability or willingness to continue to supply us on acceptable terms, or at all.

We may not be able to replace a commercial supplier on commercially reasonable terms, or at all. Replacing any of our commercial suppliers would be expensive and time consuming.

Failure by any of our suppliers to perform as expected could delay or prevent commercialization of REMOXY or result in shortages, cost overruns, or other problems and would materially harm our business.

We will rely on Durect as the sole source of certain excipients in REMOXY. Durect has limited experience manufacturing pharmaceutical products and maintaining GMP-compliant operations. We currently do not have a long-term commercial supply agreement in place with Durect. We expect that we and Durect will negotiate a supply agreement for these excipients. We may not be able to establish a commercial supply agreement on acceptable terms, or at all.

If we receive marketing approval for and commercially launch REMOXY, Durect may need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for REMOXY in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to FDA review and approval. If Durect is unable to successfully increase the manufacturing capacity, at an acceptable cost or otherwise, and we are unable to establish alternative manufacturing capabilities, there may be a shortage in supply, which would harm our future revenues and cause our business to suffer.

If Durect fails to supply excipients to us, they may be in breach of their supply obligations. With or without a commercial supply agreement, Durect’s failure for any reason to supply these excipients, including failure resulting from Durect relying on sole source providers, could delay or prevent commercialization of REMOXY or result in shortages, delays, unexpected costs or other problems and would materially harm our business.

We expect to rely on Noramco, Inc., as the sole source of the oxycodone in REMOXY. We currently do not have a long-term commercial supply agreement in place with Noramco. We expect to negotiate with Noramco a commercial supply agreement to supply us with oxycodone. We may not be able to establish a commercial supply agreement on acceptable terms, or at all. Until we have a commercial supply agreement in place with Noramco, we expect to obtain oxycodone from Noramco via purchase orders. There can be no assurance that Noramco will accept our purchase orders on acceptable terms, or at all. With or without a commercial supply agreement, Noramco’s failure for any reason to supply us with oxycodone could delay or prevent commercialization of REMOXY or result in shortages, cost overruns or other problems that would materially harm our business.

We expect to rely on Mallinckrodt as the sole-source drug product manufacturer of REMOXY pursuant to an Amended and Restated Commercial Supply Agreement, or the Mallinckrodt Agreement. Pfizer and Mallinckrodt established the Mallinckrodt Agreement when Pfizer was responsible for commercialization of REMOXY. Pfizer assigned the Mallinckrodt Agreement to us in connection with the termination of the Pfizer Agreements. In addition to drug product manufacturing, Mallinckrodt is responsible for sourcing excipients in REMOXY other than those provided by the Durect Agreement. We plan to have Mallinckrodt manufacture pre-validation and commercial validation batches of REMOXY in 2016. Mallinckrodt’s failure for any reason to manufacture and supply REMOXY could delay or prevent commercialization of REMOXY or result in shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that would materially harm our business.

If we cannot formulate and scale-up additional dosage forms of REMOXY, the commercial opportunity for REMOXY might be diminished.

We plan to formulate and scale-up additional dosage forms of REMOXY. We may not be able to successfully complete our formulation or scale-up activities or we may determine that the commercial opportunity for REMOXY in certain dosage forms is too limited to warrant further investment. If we are unsuccessful in our formulation or scale-up activities with REMOXY, our future revenue may be less than expected and our operations may suffer.

We rely solely on Durect to provide us with certain components of drug candidates and will continue to rely on Durect as the sole-source provider of these components.

We rely on Durect as the sole-source provider of certain components of REMOXY and other drug candidates designed to reduce the potential risks of unintended use, and will rely solely on Durect to produce commercial supplies of these components. Durect’s failure for any reason to provide these components or to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business.

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

We expect to rely on Noramco as the sole source of the oxycodone in REMOXY.

We expect to rely on Noramco as the sole source of the oxycodone in REMOXY. We expect we and Noramco will negotiate a supply agreement to supply us with the oxycodone in REMOXY. Noramco’s operation is subject to regulation by the Drug Enforcement Agency, or DEA and the Controlled Substances Act. Noramco’s failure for any reason to manufacture and supply us with the oxycodone in REMOXY could result in shortages, cost overruns or other problems that could materially harm our business.

We expect to rely on Mallinckrodt as the sole-source drug product manufacturer of REMOXY.

We expect to rely on Mallinckrodt as the sole-source drug product manufacturer of REMOXY pursuant to the Mallinckrodt Supply Agreement. Pfizer and Mallinckrodt established the Mallinckrodt Supply Agreement when Pfizer was responsible for commercialization of REMOXY. Pfizer assigned the Mallinckrodt Supply Agreement to us in connection with the termination of the Pfizer Agreements. Mallinckrodt’s operation is subject to regulation by the DEA and the Controlled Substances Act. In addition to drug product manufacturing, Mallinckrodt is responsible for providing excipients in REMOXY other than those provided by the Durect Agreement. Mallinckrodt’s failure for any reason to manufacture and supply REMOXY could result in shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business.

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

Although we were profitable in some years in the past based on payments received pursuant to the Pfizer Agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $130.6 million at December 31, 2015. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future. We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. In a July 7, 2015 order, the Court directed plaintiffs to file an amended complaint and set a new trial date, if necessary, for March 2017. Plaintiffs filed their amended complaint on July 27, 2015.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of any outstanding legal actions. We have incurred expenses in connection with the defense of this lawsuit, and we may have to pay damages or settlement costs in connection with any resolution thereof. Any such expenses, damages or settlement costs may be substantial. In addition, because of the number of shareholders involved, plaintiffs in class action lawsuits may claim enormous monetary damages even if the alleged claim is small on a per-shareholder basis. Any such expenses, damages or settlement costs may be substantial. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope of the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management’s attention from our operations.

Anti-takeover provisions in our charter documents and Delaware law may prevent or delay removal of incumbent management or a change of control.

Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

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

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. If these Performance Awards vest, we expect to issue our employees shares of our common stock net of statutory employment taxes. This net issuance results in fewer shares issued and uses our cash to fund these taxes. The use of cash could be substantially higher, depending on the fair value of our common stock on the date the Performance Awards vest. If our use of cash to fund these taxes is substantial, our cash balance could substantially decline and our stock price could also decline.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our drug candidates, our need for clinical supplies and the valuation of stock-based compensation. Thus, quarter-to-quarter comparisons of our operating results may not be not indicative of what we might expect in the future. As a result, in some future quarters our clinical, financial or operating results may not meet the expectations of securities analysts and investors and could result in a decline in the price of our stock.

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

Our stockholders will experience substantial additional dilution if we sell common stock under our at-the-market equity offering.

As of December 31, 2015, there were 10.0 million shares outstanding under our Capital on Demand Sales Agreement™ with JonesTrading Institutional Services LLC, or the JonesTrading Agreement. The sale of additional shares of common stock under the Jones Trading Agreement would be dilutive to the outstanding shares of common stock. Dilution or potential dilution may contribute to our stockholders selling their shares, which would contribute to a downward movement in the stock price of our common stock.

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. In a July 7, 2015 order, the Court directed plaintiffs to file an amended complaint and set a new trial date, if necessary, for March 2017. Plaintiffs filed their amended complaint on July 27, 2015.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on Nasdaq, under the symbol "PTIE." The following table sets forth the high and low sales prices per share of our common stock as reported on Nasdaq for the periods indicated.

	Sales Prices
	High	Low
Fiscal 2014:
First Quarter	$5.94	$3.82
Second Quarter	$6.22	$4.36
Third Quarter	$5.91	$3.57
Fourth Quarter	$4.27	$1.61
Fiscal 2015:
First Quarter	$2.25	$1.65
Second Quarter	$3.65	$1.60
Third Quarter	$2.06	$1.53
Fourth Quarter	$2.02	$1.72

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and, notwithstanding our special nondividend distributions in December 2012 (of $0.75 per share of common stock totaling $34.0 million) and December 2010 (of $2.00 per share of common stock totaling $85.7 million), we have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 4,  2016, there were approximately 55 holders of record of our common stock.

Performance Graph

The following line graph compares the percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period commencing December 31, 2010.

The graph assumes that $100 was invested on December 31, 2010 in our common stock or an index, and that all dividends were reinvested. We have not declared or paid any dividends on our common stock other than the special nondividend distributions completed in 2012 and 2010. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.Selected Financial Data (in thousands except per share data)

The following selected financial data should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. The selected balance sheet data at December 31, 2015 and 2014 and the selected statement of operations data for 2015,  2014 and 2013 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2013,  2012 and 2011 and the statements of operations for 2012 and 2011 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
	2015	2014	2013	2012	2011
Statement of operations data:
Program fee revenue	$—	$—	$41,119	$10,641	$10,897
Collaboration revenue	—	—	—	249	587
Total revenue	—	—	41,119	10,890	11,484
Research and development expense	9,100	7,306	4,917	7,605	8,300
General and administrative expense	5,102	5,127	4,837	7,182	6,698
Total operating expenses	14,202	12,433	9,754	14,787	14,998
Operating income (loss)	(14,202)	(12,433)	31,365	(3,897)	(3,514)
Interest and other income, net	57	47	106	451	901
Income (loss) before provision for (benefit from) income taxes	(14,145)	(12,386)	31,471	(3,446)	(2,613)
Provision for (benefit from) income taxes	—	—	(73)	—	—
Net income (loss)	$(14,145)	$(12,386)	$31,544	$(3,446)	$(2,613)
Net income (loss) per share
Basic	$(0.31)	$(0.27)	$0.70	$(0.08)	$(0.06)
Diluted	$(0.31)	$(0.27)	$0.70	$(0.08)	$(0.06)
Weighted-average shares used in computing net income (loss) per share
Basic	45,756	45,269	45,007	44,753	44,160
Diluted	45,756	45,269	45,208	44,753	44,160

	December 31,
	2015	2014	2013	2012	2011
Balance sheet data:
Cash and cash equivalents	$31,299	$40,590	$48,588	$49,355	$73,144
Marketable securities	—	—	1,250	6,899	24,987
Working capital	29,140	39,979	48,302	46,508	85,217
Total assets	31,918	40,906	50,103	56,859	98,963
Deferred program fee revenue	—	—	—	41,119	51,760
Total liabilities	2,551	850	850	43,723	54,570
Total stockholders' equity	29,367	40,056	48,302	13,136	44,393

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

Pain Therapeutics, Inc. develops proprietary drugs that offer significant improvements to patients and healthcare professionals. We generally focus our drug development efforts on disorders of the nervous system, such as chronic pain.

Our expertise consists of developing new drug candidates and guiding these through various regulatory and development pathways in preparation for their eventual commercialization. By necessity, the conduct of drug development is complex, lengthy, expensive and risky. The FDA has not yet established the safety or efficacy of our drug candidates.

For over a decade, we have pioneered technology, tools and techniques that enable the development of Abuse-Deterrent Formulations, or ADFs. ADFs are intended to make opioid drugs difficult to abuse yet provide steady pain relief when used appropriately by patients. ADFs are intended to help in the fight against prescription drug abuse.

Opioid drugs, such as oxycodone, are an important treatment option for patients with severe chronic pain. However, misuse, abuse and diversion of these prescription drugs remains a serious, persistent problem. Nearly 19,000 people died from opioid overdose in 2014, according to the NIH’s National Institute on Drug Abuse.

Our lead drug candidate is called REMOXY (oxycodone capsules CII). REMOXY is a proprietary, abuse-deterrent, oral formulation of oxycodone (CII). We developed REMOXY to make oxycodone difficult to abuse yet provide 12 hours of steady pain relief when used appropriately by patients.

In particular, REMOXY’s thick, sticky, high viscosity formulation may deter unapproved routes of drug administration, such as injection, snorting or smoking. REMOXY targets the $2.5 billion marketplace for long-acting formulations of oxycodone. We own exclusive, worldwide rights to REMOXY.

In March 2016, we plan to submit to the FDA a New Drug Application, or NDA, for REMOXY. The REMOXY NDA has priority review status with the FDA. We expect a review cycle of about six months. This is a 505(b)(2) NDA resubmission for five dosage strengths of REMOXY (5, 10, 20, 30, 40 mg). The drug’s proposed indication is “for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate”. The safety and clinical efficacy of REMOXY is supported by multiple studies, including a successful Phase III efficacy program conducted under an FDA Special Protocol Assessment. REMOXY’s abuse-deterrence is supported by a body of clinical and non-clinical data, including data comparing REMOXY against currently marketed oxycodone products. The NDA will propose label claims that properly characterize REMOXY’s abuse-deterrent properties, including certain routes of abuse that REMOXY may deter, such as injection, snorting or smoking. The NDA also includes stability data that we believe meet FDA guidance criteria in support of a 24-month shelf life.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $130.6 million at December 31, 2015. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years ended December 31,
	2015	2014	2013

Compensation	$2,599	$3,468	$3,047
Contractor fees and supplies	5,684	3,118	1,227
Other common costs	817	720	643
	$9,100	$7,306	$4,917

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. In a July 7, 2015 order, the Court directed plaintiffs to file an amended complaint and set a new trial date, if necessary, for March 2017. Plaintiffs filed their amended complaint on July 27, 2015.

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

•

Revenue recognition.  We recognize revenue when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured. Program fee revenue in 2013 was derived from upfront payments under the Pfizer Agreements. Through 2013, these payments were recognized from receipt over our estimate of the development period for product candidates under the Pfizer Agreements. In October 2013, we and Pfizer amended the Pfizer Agreements and, as a result of the amendment, we recognized all then-remaining deferred program fee revenue as program fee revenue.

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

Results of Operations

Years Ended December 31, 2015 and 2014

Research and Development Expense

Research and development expense consists primarily of costs of development work associated with our drug candidates. Research and development expenses increased to $9.1 million in 2015 from $7.3 million in 2014,  primarily due to increased third-party spending on preparing the NDA resubmission for REMOXY. During 2015, we received $0.3 million pursuant to a grant from the National Institutes of Health that we recorded as a reduction to our research and development expenses. Research and development expenses included $1.2 million in non-cash stock related compensation expense in 2015 and $1.6 million in non-cash stock related compensation expense in 2014.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense was $5.1 million in both 2015 and 2014. General and administrative expenses included $2.3 million in non-cash stock related compensation expense in 2015 and $2.1 million in non-cash stock related compensation expense in 2014.

We expect other general and administrative expense to increase over the next several years in connection with support of precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest and other income, net, was  $0.1 million in both 2015 and 2014.  We expect our interest income to decrease in the future as we use cash to fund our operations.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under the Pfizer Agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2015, cash, cash equivalents and marketable securities were $31.3 million.

Net cash used in operating activities decreased to  $9.1 million for 2015 from  $9.5 million for 2014 primarily due to the timing of payments for accounts payable and accrued development expenses in 2015 as compared to 2014, offset in part by higher operating expenses in 2015 as compared to 2014.

Net cash used by investing activities was $0.2 million for 2015 compared to cash provided by investing activities of  $1.2 million for 2014. Investing activities for both years consisted primarily of the purchase and maturities of marketable securities.

Net cash used by financing activities of $46,000 in 2015 resulted from cash used to establish the JonesTrading Agreement. Cash provided by financing activities of $0.4 million in 2014 resulted from cash from stock option exercises.

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

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2017. Future minimum lease payments by year are as follows (in thousands):

	2016	2017	Total
Minimum lease payments	$146	$147	$293

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2015. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones.

We have an accumulated deficit of $130.6 million at December 31, 2015. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

No shares were issued under the JonesTrading Agreement in 2015. As of December 31, 2015, there were 10.0 million shares outstanding under the JonesTrading Agreement. We deferred financing costs of $0.1 million at December 31, 2015 paid in connection with entering into the Jones Trading Agreement

Off-balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2015 by $3,756. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2015, our investments consisted of investments in commercial paper, corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pain Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

March 2, 2016

PAIN THERAPEUTICS, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$31,299	$40,590
Other current assets	392	239
Total current assets	31,691	40,829
Property and equipment, net	215	65
Other assets	12	12
Total assets	$31,918	$40,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,034	$173
Accrued development expense	894	25
Accrued compensation and benefits	623	652
Total current liabilities	2,551	850
Noncurrent liabilities	—	—
Total liabilities	2,551	850
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 45,756,117 shares
issued and outstanding at December 31, 2015 and 2014	46	46
Additional paid-in capital	159,959	156,502
Accumulated other comprehensive income	—	1
Accumulated deficit	(130,638)	(116,493)
Total stockholders' equity	29,367	40,056
Total liabilities and stockholders' equity	$31,918	$40,906

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
Revenue:
Program fee revenue	$—	$—	$41,119
Total revenue	—	—	41,119
Operating expenses:
Research and development	9,100	7,306	4,917
General and administrative	5,102	5,127	4,837
Total operating expenses	14,202	12,433	9,754
Operating income (loss)	(14,202)	(12,433)	31,365
Interest income	57	47	106
Income (loss) before provision for (benefit from) income taxes	(14,145)	(12,386)	31,471
Provision for (benefit from) income taxes	—	—	(73)
Net income (loss)	$(14,145)	$(12,386)	$31,544
Net income (loss) per share
Basic	$(0.31)	$(0.27)	$0.70
Diluted	$(0.31)	$(0.27)	$0.70
Weighted-average shares used in computing net income (loss) per share
Basic	45,756	45,269	45,007
Diluted	45,756	45,269	45,208

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2015	2014	2013
Net income (loss)	$(14,145)	$(12,386)	$31,544
Other comprehensive income (losses):
Net unrealized losses on marketable securities	(1)	—	(3)
Comprehensive income (loss)	$(14,146)	$(12,386)	$31,541

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

				Accumulated
				other		Total
	Common stock		Additional	comprehensive	Accumulated	stockholders'
	Shares	Par value	paid-in capital	income	deficit	equity
Balance at December 31, 2012	45,326,940	$45	$148,738	$4	$(135,651)	$13,136
Issuance of common stock pursuant to exercise of stock options and awards	166,635	—	492	—	—	492
Issuance of common stock related to employee stock purchase plan	16,463	—	32	—	—	32
Compensation with respect to non-employee option grants	—	—	95	—	—	95
Compensation with respect to employee option grants and share based awards	—	—	3,006	—	—	3,006
Other comprehensive loss	—	—	—	(3)	—	(3)
Net income	—	—	—	—	31,544	31,544
Balance at December 31, 2013	45,510,038	45	152,363	1	(104,107)	48,302
Issuance of common stock pursuant to exercise of stock options	246,079	1	378	—	—	379
Compensation with respect to non-employee option grants	—	—	142	—	—	142
Compensation with respect to employee option grants	—	—	3,619	—	—	3,619
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(12,386)	(12,386)
Balance at December 31, 2014	45,756,117	46	156,502	1	(116,493)	40,056
Compensation with respect to non-employee option grants	—	—	4	—	—	4
Compensation with respect to employee option grants	—	—	3,453	—	—	3,453
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(14,145)	(14,145)
Balance at December 31, 2015	45,756,117	$46	$159,959	$—	$(130,638)	$29,367

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows used in operating activities:
Net income (loss)	$(14,145)	$(12,386)	$31,544
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred program fee revenue	—	—	(41,119)
Non-cash stock-based compensation	3,457	3,761	3,101
Depreciation and amortization	45	15	—
Non-cash net interest income	(4)	(2)	(10)
Changes in operating assets and liabilities:
Other current assets	(87)	26	(12)
Other non-current assets	—	(12)	352
Accounts payable	841	(272)	84
Accrued development expense	869	(616)	(288)
Accrued compensation and benefits	(29)	(60)	(141)
Other current liabilities	—	(3)	(21)
Deferred tax liabilities	—	—	(437)
Net cash used in operating activities	(9,053)	(9,549)	(6,947)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(195)	(80)	—
Purchases of marketable securities	(3,847)	(2,598)	(6,644)
Maturities of marketable securities	3,850	3,850	12,300
Net cash provided by (used in) investing activities	(192)	1,172	5,656
Cash flows provided by (used in) financing activities:
Deferred financing costs	(46)	—	—
Proceeds from issuance of common stock, net	—	379	524
Net cash provided by (used in) financing activities	(46)	379	524
Net decrease in cash and cash equivalents	(9,291)	(7,998)	(767)
Cash and cash equivalents at beginning of the period	40,590	48,588	49,355
Cash and cash equivalents at end of the period	$31,299	$40,590	$48,588

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1.  General

Pain Therapeutics, Inc. develops proprietary drugs that offer significant improvements to patients and healthcare professionals. We generally focus our drug development efforts on disorders of the nervous system, such as chronic pain.

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

Revenue Recognition and Proceeds from Grants

Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured.

Program fee revenue was recognized under the Collaboration Agreement and License Agreement with Pfizer, or the Pfizer Agreements. Program fee revenue was derived from upfront payments from Pfizer. Through the third quarter of 2013, these payments were recognized from receipt ratably over our estimate of the development period under the Pfizer Agreements. In 2013, we and Pfizer amended the Pfizer Agreements, we no longer had any substantive responsibilities for development activities under the Pfizer Agreements and we recognized all remaining deferred program fee revenue as program fee revenue.

During 2015, we received $0.3 million pursuant to a grant from the National Institutes of Health that we recorded as a reduction to our research and development expenses.

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

	Years ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$(14,145)	$(12,386)		$31,544
Denominator:
Weighted-average shares used to compute Net income (loss) per share - Basic	45,756	45,269		45,007
Effect of dilutive securities - Dilution from employee stock plans	—	—		201
Weighted-average shares used to compute Net income (loss) per share - Diluted	45,756	45,269	—	45,208
Net income (loss) per share - Basic	$(0.31)	$(0.27)		$0.70
Net income (loss) per share - Diluted	$(0.31)	$(0.27)		$0.70

We excluded weighted options outstanding to purchase common stock of 17.4 million for 2015, 10.6 million for 2014 and 13.5 million for 2013 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

3.  Collaboration Agreements

Pfizer, Inc.

We received a $150.0 million upfront fee in connection with the closing of the Pfizer Agreements and $5.0 million in 2010 in connection with an amendment to the Pfizer Agreements. As of December 31, 2013, all of these payments had been recognized as program fee revenue, including $41.1 million in 2013. The Pfizer Agreements were terminated during 2015.

Durect Corporation

We have an exclusive, worldwide licensing agreement with Durect Corporation to use a patented technology that forms the basis for certain drug candidates, including REMOXY. Under the agreement with Durect, we control all of the preclinical, clinical, commercial manufacturing and sales/marketing activities for REMOXY and other abuse-deterrent opioid painkillers. We reimburse Durect for formulation and related work, and will make milestone payments based on the achievement of certain technical, clinical or regulatory milestones. We also are responsible to pay Durect royalties on any related drug sales.

4.  Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
December 31, 2015
Cash	$273	$—	$—	$273	$—	$273
Cash equivalents	22,630	—	—	22,630	—	22,630
Commercial paper	8,396	1	(1)	8,396	—	8,396
	$31,299	$1	$(1)	$31,299	$—	$31,299
Reported as:
Cash and cash equivalents	$31,299	1	(1)	$31,299	$—	$31,299
	$31,299	$1	$(1)	$31,299	$—	$31,299
Maturities:
Matures in one year or less	$31,299	$1	$(1)	$31,299	$—	$31,299
Matures one to three years	—	—	—	—	—	—
	$31,299	$1	$(1)	$31,299	$—	$31,299
December 31, 2014
Cash	$295	$—	$—	$295	$—	$295
Cash equivalents	34,805	—	—	34,805	—	34,805
Commercial paper	4,848	1	—	4,849	—	4,849
Corporate securities	631	—	—	631	10	641
	$40,579	$1	$—	$40,580	$10	$40,590
Reported as:
Cash and cash equivalents	$40,579	$1	$—	$40,580	$10	$40,590
	$40,579	$1	$—	$40,580	$10	$40,590
Maturities:
Matures in one year or less	$40,579	$1	$—	$40,580	$10	$40,590
Matures one to three years	—	—	—	—	—	—
	$40,579	$1	$—	$40,580	$10	$40,590

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value were (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2015
Cash and cash equivalents	$22,903	$—	$—	$22,903
Commercial paper	—	8,396	—	8,396
	$22,903	$8,396	$—	$31,299
December 31, 2014
Cash and cash equivalents	$35,100	$—	$—	$35,100
Commercial paper	—	4,849	—	4,849
Corporate securities	—	641	—	641
	$35,100	$5,490	$—	$40,590

5.  Property and Equipment

Property and equipment includes furniture and equipment with a purchase value of $0.9 million at December 31, 2015 and $0.7 million at December 31, 2014. Depreciation is recognized using the straight-line method over the expected life of the property and equipment. Accumulated depreciation was $0.7 million at December 31, 2015 and $0.6 million at December 31, 2014. Depreciation and amortization expense was not significant in 2015, 2014 and 2013.

6.  Stockholders' Equity and Stock-Based Compensation

Preferred Stock

Our Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

2008 Equity Incentive Plan

Under our 2008 Equity Incentive Plan, or 2008 Equity Plan, our employees, directors and consultants may receive share-based awards, including grants of stock options and Performance Awards. Our Board of Directors or a designated Committee of the Board is responsible for administration of the 2008 Equity Plan and determines the terms and conditions of each option granted, consistent with the terms of the plan. The 2008 Equity Plan terminates in 2018.

Share-based awards generally expire ten years from the date of grant. Cancelled share-based awards become available for reissuance. As of December 31, 2015, we have 3.4 million shares reserved and available to be issued under the 2008 Equity Incentive Plan.

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

Stock Options

The following summarizes information about stock option activity during 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Outstanding as of December 31, 2014	17,913,182	$3.92	5.0	$0.5
Granted	2,210,000	$1.90
Exercised	—	$—
Cancelled	(1,607,928)	$3.11
Outstanding as of December 31, 2015	18,515,254	$3.75	5.1	$0.0
Vested and expected to vest at December 31, 2015	18,515,254	$3.75	5.1	$0.0
Exercisable at December 31, 2015	13,315,572	$4.20	3.6	$0.0

The following summarizes information about stock options outstanding at December 31, 2015 by a range of exercise prices:

		Options outstanding			Options exercisable
			Weighted
			average	Weighted		Weighted
		Number of	remaining	average	Number of	average
Range of exercise prices		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$1.72	$2.23	3,830,000	9.4	$1.83	489,165	$1.75
$2.33	$3.34	4,497,632	5.4	$2.74	3,722,525	$2.77
$3.37	$4.77	3,760,591	3.4	$4.07	3,562,060	$4.04
$4.80	$5.00	4,881,408	3.0	$4.89	4,050,158	$4.87
$5.02	$7.65	1,545,623	4.2	$7.03	1,491,664	$7.09
		18,515,254	5.1	$3.75	13,315,572	$4.20

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of our common stock. For options granted to employees and directors, we used certain factors to value each stock option granted, which resulted in a weighted average fair value of options granted during 2015, 2014 and 2013, as follows:

	2015	2014	2013
Volatility	74% to 76%	68% to 74%	58% to 64%
Risk-free interest rates	1% to 2%	1% to 2%	1% to 2%
Expected life of option	7 years	7 years	7 years
Dividend yield	zero	zero	zero
Forfeiture rate	zero	zero	zero
Weighted average fair value of stock options granted	$1.29	$2.32	$1.54

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

As of December 31, 2015, we expect to recognize compensation expense of $9.1 million related to non-vested options over the weighted average remaining recognition period of 3.6 years.

Performance Awards

The following summarizes information about Performance Award activity during 2015:

Number of Performance Awards
Outstanding as of December 31, 2014	1,889,465
Granted	50,000
Exercised	—
Cancelled	(50,000)
Outstanding as of December 31, 2015	1,889,465

No outstanding Performance Awards are vested. If and when outstanding Performance Awards vest, we would recognize $5.2 million in non-cash stock-based compensation expense. These Performance Awards expire between 2022 and 2025.

2000 Employee Stock Purchase Plan

Prior to 2014, certain employees purchased common stock under our amended and restated 2000 Employee Stock Purchase Plan, or the Purchase Plan, within the statutory limits under Internal Revenue Service regulations. The purchase price of the stock purchased under the Purchase Plan was 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the purchase period. We use Black-Scholes to estimate the fair value of rights granted under the Purchase Plan, using assumptions similar to those used in determining the fair value of options. No stock was purchased under the Purchase Plan in 2015 or 2014. Stock-based compensation expense related to the Purchase Plan was not significant in 2015 and 2014.

Stock-Based Compensation Expense

The following summarizes information about non-cash stock-based compensation expense, in thousands:

	Years ended December 31,
	2015	2014	2013

Research and development	$1,198	$1,624	$1,349
General and administrative	2,259	2,137	1,752
	$3,457	$3,761	$3,101

Capital on Demand Sales Agreement

In December 2015 we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or the JonesTrading Agreement, relating to the offering of up to 10.0 million shares of our Common Stock in a “At the market” offering. We did not issue any shares under the JonesTrading Agreement in 2015. We deferred financing costs of $0.1 million at December 31, 2015 paid in connection with entering into the Jones Trading Agreement.

7.  Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2015, we have not made any matching contributions to the 401(k) plan.

8.  Income Taxes

We did not provide for income taxes in 2015 and 2014 because we had a net operating loss for tax purposes in those years and the tax benefit that would have resulted from the statutory rate was fully offset by the valuation allowance. We recorded a non-cash benefit from income taxes in 2013 related to previously unrecognized tax benefits for use of certain research and development tax credits in 2006. Other than this benefit, we did not provide for income taxes in 2013 because we had a net operating loss for tax purposes in 2013. A reconciliation between the amount computed by multiplying our income before benefit from income taxes for 2013 by the U.S. statutory tax rate and our benefit from income taxes follows (in thousands):

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

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$17,100	$13,800
Stock-related compensation	10,600	10,900
Research & development credit carryforwards	6,000	5,800
Other	500	300
	34,200	30,800
Valuation allowance	(34,200)	(30,800)
	$—	$—

We are uncertain about the timing and amount of any future profits. Accordingly, we offset our deferred tax assets by a valuation allowance. The valuation allowance increased by $3.4 in 2015 and increased by $3.2 million in 2014.

Our pre-tax net operating loss carryforwards of $52.9 million are federal and expire between 2029 and 2035. Our deferred tax assets exclude certain federal tax deductions associated with stock option transactions over and above the stock related compensation expenses in our financial statements by approximately $2.5 million. If and when we are able to reduce our income taxes payable with these tax deductions, we will credit additional paid-in capital.

As of December 31, 2015, we had federal research and development tax credits of approximately $10.1 million, which expire in the years 2023 through 2035.

Unrecognized tax benefits

We have unrecognized tax benefits related to tax credits. We added to our unrecognized tax benefits in 2015 and 2014 as follows (in thousands):

	2015	2014
Beginning balance	$3,900	$3,800
Additions based on tax positions related to the current year	100	100
Ending balance	$4,000	$3,900

9.  Leases and Commitments

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2017. Future minimum lease payments for 2016 and 2017 are (in thousands):

	2016	2017	Total
Minimum lease payments	$146	$147	$293

We believe that our facilities are adequate and suitable for our current needs. Rent expense was $0.1 million in 2015, 2014 and 2013.

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. In a July 7, 2015 order, the Court directed plaintiffs to file an amended complaint and set a new trial date, if necessary, for March 2017. Plaintiffs filed their amended complaint on July 27, 2015.

11.  Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2015
Total revenue	$—	$—	$—	$—
Net loss	$(2,583)	$(3,374)	$(3,671)	$(4,517)
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.08)	$(0.10)
2014
Total revenue	$—	$—	$—	$—
Net loss	$(3,450)	$(3,246)	$(3,534)	$(2,156)
Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.08)	$(0.05)
2013
Total revenue	$1,958	$1,959	$1,958	$35,244
Net income (loss)	$(408)	$(301)	$(762)	$33,015
Basic net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$0.73
Diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$0.72

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

Management’s annual report on internal control over financial reporting.  We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2015. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework  (2013 Framework).

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

Based on the COSO criteria, we believe our internal control over financial reporting as of December 31, 2015 was effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Pain Therapeutic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pain Therapeutics, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Pain Therapeutics, Inc. and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 2, 2016

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater than ten percent (10%) stockholders are required to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2015.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	20,404,719	$3.40	4,487,098
Equity compensation plans not approved by stockholders	—	—	—
	20,404,719	$3.40	4,487,098

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

(3)Management Contracts, Compensatory Plans and Arrangements.

Management contracts, compensatory plans and arrangements are indicated by the symbol “*” in the applicable exhibits listed in Item 15(b), below.

(b)Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

Exhibit Number			Description of Document
3.1	(1)		Amended and Restated Certificate of Incorporation.
3.2	(2)		Amended and Restated Bylaws.
4.1	(1)		Specimen Common Stock Certificate.
10.1	(3)	*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.
10.2	(3)	*	1998 Equity Incentive Plan and form of agreements thereunder.
10.3	(4)	*	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.
10.4	(5)	+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.5	(5)	+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.6	(6)	*	2008 Equity Incentive Plan.
10.7	(7)	*	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.
10.8	(7)	*	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.
10.9	(7)	*	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.
10.10	(7)	*	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.

10.11	(8)	*	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.
10.12	(8)	*	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.
10.13	(9)	*	2000 Employee Stock Purchase Plan, as amended and restated.
10.14	(10)		Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.
10.15	(11)	*	Amendment Number 1 to the 2008 Equity Incentive Plan.
10.16	(11)	*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.
10.17	(12)		Second Amendment to Lease Agreement, dated as of April 8, 2014 between Registrant and StoneCliff Office, L.P.
10.18	(13)		Capital on Demand™ Sales Agreement, dated December 21, 2015 between Registrant and JonesTrading Institutional Services LLC
23.1			Consent of Independent Registered Public Accounting Firm.
24.1			Power of Attorney (see page 56).
31.1			Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS			XBRL Instance Document.
101.SCH			XBRL Taxonomy Extension Schema Document.
101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB			XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document.
(1) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2013.
(3) Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the SEC on July 13, 2000.
(4) Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(5) Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(6) Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 29, 2008.
(7) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2008.
(8) Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2008.
(9) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2010.
(10) Incorporated by reference from our report on Form 10-Q for the period ending March 31, 2011.
(11) Incorporated by reference from our report on Form 10-Q for the period ending June 30, 2013.
(12) Incorporated by reference from our report on Form 10-Q for the period ending June 30, 2014.
(13) Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on December 22, 2015
+ Confidential treatment has been requested or granted for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.
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

PAIN THERAPEUTICS, INC.

By:/s/ REMI BARBIER

Remi Barbier

President, Chief Executive Officer and Chairman of the Board of Directors

Dated:  March 2,  2016

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

Signature	Title	Date

/s/ REMI BARBIER	President, Chief Executive Officer and	March 2, 2016
Remi Barbier	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ PETER S. RODDY	Vice President and Chief Financial	March 2, 2016
Peter S. Roddy	Officer (Principal Financial and Accounting Officer)

/s/ NADAV FRIEDMANN, PH.D., M.D.	Chief Operating and Medical Officer	March 2, 2016
Nadav Friedmann, Ph.D., M.D.	and Director

/s/ ROBERT Z. GUSSIN, PH.D.	Director	March 2, 2016
Robert Z. Gussin, Ph.D.

/s/ MICHAEL J. O'DONNELL, ESQ.	Director and Secretary	March 2, 2016
Michael J. O'Donnell, Esq.

/s/ SAIRA RAMASASTRY	Director	March 2, 2016
Saira Ramasastry

/s/ SANFORD R. ROBERTSON	Director	March 2, 2016
Sanford R. Robertson

/s/ PATRICK SCANNON, M.D, PH.D.	Director	March 2, 2016
Patrick Scannon, M.D., Ph.D.

EXHIBIT INDEX

Exhibit Number			Description of Document
3.1	(1)		Amended and Restated Certificate of Incorporation.
3.2	(2)		Amended and Restated Bylaws.
4.1	(1)		Specimen Common Stock Certificate.
10.1	(3)	*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.
10.2	(3)	*	1998 Equity Incentive Plan and form of agreements thereunder.
10.3	(4)	*	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.
10.4	(5)	+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.5	(5)	+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.
10.6	(6)	*	2008 Equity Incentive Plan.
10.7	(7)	*	Form of Restricted Stock Unit Award Agreement under 2008 Equity Incentive Plan.
10.8	(7)	*	Form of Performance Share Award Agreement under 2008 Equity Incentive Plan.
10.9	(7)	*	Form of Restricted Stock Award Agreement under 2008 Equity Incentive Plan.
10.10	(7)	*	Form of Stock Option Award Agreement under 2008 Equity Incentive Plan.
10.11	(8)	*	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.
10.12	(8)	*	Employment Agreement dated November 18, 2002 and amended December 30, 2008 between Registrant and Peter S. Roddy.
10.13	(9)	*	2000 Employee Stock Purchase Plan, as amended and restated.
10.14	(10)		Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.
10.15	(11)	*	Amendment Number 1 to the 2008 Equity Incentive Plan.
10.16	(11)	*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.
10.17	(12)		Second Amendment to Lease Agreement, dated as of April 8, 2014 between Registrant and StoneCliff Office, L.P.
10.18	(13)		Capital on Demand™ Sales Agreement, dated December 21, 2015 between Registrant and JonesTrading Institutional Services LLC
23.1			Consent of Independent Registered Public Accounting Firm.
24.1			Power of Attorney (see page 56).
31.1			Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS			XBRL Instance Document.
101.SCH			XBRL Taxonomy Extension Schema Document.
101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB			XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document.
(1) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2013.
(3) Incorporated by reference from our registration statement on Form S-1, registration number 333-32370, declared effective by the SEC on July 13, 2000.
(4) Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2001.
(5) Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2005.
(6) Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on May 29, 2008.
(7) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2008.
(8) Incorporated by reference from exhibits to our report on Form 10-K for the period ending December 31, 2008.
(9) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2010.

(10) Incorporated by reference from our report on Form 10-Q for the period ending March 31, 2011.
(11) Incorporated by reference from our report on Form 10-Q for the period ending June 30, 2013.
(12) Incorporated by reference from our report on Form 10-Q for the period ending June 30, 2014.
(13) Incorporated by reference from exhibits to our report on Form 8-K as filed with the SEC on December 22, 2015
+ Confidential treatment has been requested or granted for certain portions of this exhibit. The omitted portions have been filed separately with the Securities and Exchange Commission.
* Management contract, compensatory plan or arrangement.