Form 10-Q
period 2016-03-31
PAIN THERAPEUTICS INC
filed 2016-05-05
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	46,141,935
Shares Outstanding as of May 2, 2016

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	March 31,	December 31,
	2016	2015(1)

ASSETS
Current assets:
Cash and cash equivalents	$26,614	$31,299
Marketable securities	1,500	—
Other current assets	299	392
Total current assets	28,413	31,691
Property and equipment, net	201	215
Other assets	12	12
Total assets	$28,626	$31,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,043	$1,034
Accrued development expense	818	894
Accrued compensation and benefits	1,483	623
Total current liabilities	3,344	2,551
Noncurrent liabilities	—	—
Total liabilities	3,344	2,551
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	46	46
Additional paid-in capital	161,669	159,959
Accumulated other comprehensive income	—	—
Accumulated deficit	(136,433)	(130,638)
Total stockholders' equity	25,282	29,367
Total liabilities and stockholders' equity	$28,626	$31,918

 (1) Derived from the Company’s audited financial statements as of December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2016	2015
Operating expenses:
Research and development	$3,595	$1,138
General and administrative	2,234	1,457
Total operating expenses	5,829	2,595
Operating loss	(5,829)	(2,595)
Interest income	34	12
Net loss	$(5,795)	$(2,583)
Net loss per share, basic and diluted	$(0.13)	$(0.06)
Weighted-average shares used in computing net loss per share	45,356	45,356

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2016	2015
Net loss	$(5,795)	$(2,583)
Other comprehensive income:
Net unrealized gains on marketable securities	—	—
Comprehensive loss	$(5,795)	$(2,583)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2016	2015
Cash flows used in operating activities:
Net loss	$(5,795)	$(2,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,710	962
Depreciation and amortization	14	4
Non-cash net interest income	(3)	—
Changes in operating assets and liabilities:
Other current assets	139	120
Accounts payable	9	82
Accrued development expense	(76)	182
Accrued compensation and benefits	860	86
Net cash used in operating activities	(3,142)	(1,147)
Cash flows used in investing activities:
Purchases of property and equipment	—	(195)
Purchases of marketable securities	(1,497)	(1,999)
Net cash used in investing activities	(1,497)	(2,194)
Cash flows used in financing activities:
Deferred financing costs	(46)	—
Net cash used in financing activities	(46)	—
Net decrease in cash and cash equivalents	(4,685)	(3,341)
Cash and cash equivalents at beginning of the period	31,299	40,590
Cash and cash equivalents at end of the period	$26,614	$37,249

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

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

Proceeds from Grants

During the first quarter of 2016, we received $0.3 million pursuant to a grant from the National Institutes of Health that we recorded as a reduction to our research and development expenses.

Stock-based Compensation

We recognize expense for the fair value of all share-based payments, including grants of employee stock options and other share-based awards, in our Statements of Operations. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years. We estimate forfeitures and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended
	March 31,
	2016	2015
Numerator:
Net loss	$(5,795)	$(2,583)
Denominator:
Weighted-average shares used in computing Net loss per share - basic and diluted	45,356	45,356
Net loss per share - basic and diluted	$(0.13)	$(0.06)

We excluded weighted options outstanding to purchase common stock of 18.5 million for the first quarter of 2016 and 16.9 million for the first quarter of 2015 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

Income Taxes

We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. In 2016, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The adoption of this standard had no impact on our financial statements for 2016.

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
March 31, 2016
Cash	$156	$—	$—	$156	$—	$156
Cash equivalents	20,660	—	—	20,660	—	20,660
Commercial paper	7,298	—	—	7,298	—	7,298
	$28,114	$—	$—	$28,114	$—	$28,114
Reported as:
Cash and cash equivalents	$26,614	—	—	$26,614	$—	$26,614
Marketable securities	1,500	—	—	1,500	—	1,500
	$28,114	$—	$—	$28,114	$—	$28,114
Maturities:
Matures in one year or less	$28,114	$—	$—	$28,114	$—	$28,114
Matures one to three years	—	—	—	—	—	—
	$28,114	$—	$—	$28,114	$—	$28,114

December 31, 2015
Cash	$273	$—	$—	$273	$—	$273
Cash equivalents	22,630	—	—	22,630	—	22,630
Commercial paper	8,396	1	(1)	8,396	—	8,396
	$31,299	$1	$(1)	$31,299	$—	$31,299
Reported as:
Cash and cash equivalents	$31,299	$1	$(1)	$31,299	$—	$31,299
Marketable securities	—	—	—	—	—	—
	$31,299	$1	$(1)	$31,299	$—	$31,299
Maturities:
Matures in one year or less	$31,299	$1	$(1)	$31,299	$—	$31,299
Matures one to three years	—	—	—	—	—	—
	$31,299	$1	$(1)	$31,299	$—	$31,299

We did not realize any gains or losses on our investments in marketable securities during the first three months of 2016 or 2015. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2016
Cash and cash equivalents	$20,816	$—	$—	$20,816
Commercial paper	—	7,298	—	7,298
	$20,816	$7,298	$—	$28,114
December 31, 2015
Cash and cash equivalents	$22,903	$—	$—	$22,903
Commercial paper	—	8,396	—	8,396
	$22,903	$8,396	$—	$31,299

Note 4.  Equity and Stock-Based Compensation Expense

We did not have any stock option or Performance Award activity during the first quarter of 2016.

Our non-cash stock-based compensation expenses  were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Research and development	$755	$334
General and administrative	955	628
	$1,710	$962

Non-cash stock-related compensation expense in the first quarter of 2016 included $0.8 million related to a Performance Award associated with the March 2016 resubmission of the NDA for REMOXY.

In December 2015 we established an at-the-market program for the sale of up to 10.0 million shares of our Common Stock. We have not yet issued any shares under the at-the-market program. We deferred financing costs of $0.1 million at March 31, 2016 paid in connection with the program.

Note 5.  Income Taxes

We did not provide for income taxes in the first quarter of 2016 because we have projected a net loss for the full year 2016.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this quarterly report. Operating results are not necessarily indicative of results that may occur in future periods.

This quarterly report contains certain statements that are considered forward-looking statements within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	the timing of the review and potential approval by the U.S. Food and Drug Administration, or FDA, of the New Drug Application, or NDA, for REMOXY® (oxycodone capsules CII);
•	development activities to potentially support obtaining approval of REMOXY by the U.S. Food and Drug Administration, or FDA;
•

our plans to rely on third parties, including Durect Corporation, or Durect, Noramco, Inc., a wholly-owned subsidiary of Johnson & Johnson, or Noramco, and Mallinckrodt, Inc., or Mallinckrodt, to supply us with excipients and active pharmaceutical ingredients and to manufacture REMOXY;

•	discussions with potential strategic partners for the development and commercialization of REMOXY;
•	expectations with regard to the data, materials and information provided to us by Pfizer Inc., or Pfizer, related to Pfizer’s development activities with respect to REMOXY;
•	the outcome of research and development activities, including, without limitation, development activities for FENROCK™ and potential formulation of additional dosage forms of our drug candidates;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expenses increasing, interest income decreasing or fluctuations in our operating results;
•	operating losses and anticipated operating and capital expenditures;
•	expected uses of capital resources;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months; and
•	assumptions and estimates used for our disclosures regarding stock-based compensation.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the quantity, quality or sufficiency of the data, materials and information transferred to us by Pfizer regarding the REMOXY development program;
•

difficulties or delays in potentially obtaining regulatory approval of the NDA for REMOXY, including the potential for requests by the FDA for additional data which may require an extended period of time to obtain and submit;

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

•	the uncertainty of protection of our intellectual property rights or trade secrets;
•	potential infringement of the intellectual property rights of third parties;
•	pursuing in-license and acquisition opportunities;
•	maintenance or third party funding of our collaboration and license agreements;
•	legislation or regulatory actions affecting product pricing, reimbursement or access;
•	significant breakdown or interruption of our information technology and infrastructure;
•	significant issues that may arise related to outsourcing certain preclinical studies, clinical trials and formulation and manufacturing activities;
•	hiring and retaining personnel; and
•	our financial position and our ability to obtain additional financing if necessary.

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

Our lead drug candidate is called REMOXY (oxycodone capsules CII). REMOXY is a proprietary, abuse-deterrent, oral, extended-release formulation of oxycodone (CII). We developed REMOXY to make oxycodone difficult to abuse yet provide 12 hours of steady pain relief when used appropriately by patients.

In particular, REMOXY’s thick, sticky, high-viscosity formulation may deter unapproved routes of drug administration, such as injection, snorting or smoking. REMOXY targets the $2.5 billion marketplace for long-acting formulations of oxycodone. We own exclusive, worldwide rights to REMOXY.

In March 2016, we  resubmitted to the FDA the NDA for REMOXY. This NDA has priority review status with the FDA.

In April 2016, the FDA determined that the NDA for REMOXY is sufficiently complete to permit a substantive review. September 25, 2016 is the target action date under the Prescription Drug User Fee Act, or the PDUFA date.

The NDA includes five dosage strengths of REMOXY (5, 10, 20, 30, 40 mg). The proposed indication for REMOXY is “for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.”

The safety and clinical efficacy of REMOXY is supported by multiple studies, including a successful Phase III efficacy program conducted under an FDA Special Protocol Assessment. REMOXY’s abuse-deterrence is supported by a body of clinical and non-clinical data, including data comparing REMOXY against currently marketed oxycodone products. The NDA proposes label claims that properly characterize REMOXY’s abuse-deterrent properties, including certain routes of abuse that REMOXY may deter, such as injection, snorting or smoking. The NDA also includes stability data that we believe meet FDA guidance criteria in support of a 24-month shelf life.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $136.4 million at March 31, 2016. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended
	March 31,
	2016	2015
Compensation	$1,551	$688
Contractor fees and supplies	1,920	298
Other common costs	124	152
	$3,595	$1,138

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

Critical Accounting Policies

The preparation of our financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•

Stock-based compensation.  We recognize expense for the fair value of all share-based payments to employees and directors, including grants of employee stock options and other share-based awards, in the Statements of Operations. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

Results of Operations - Three months ended March 31, 2016 and 2015

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses increased to $3.6 million in the first quarter of 2016 from $1.1 million in the first quarter of 2015, primarily due to increased activities and expenses related to the resubmission of the NDA for REMOXY. Research and development expenses included non-cash stock-related compensation expense of $0.8 million in the first quarter of 2016 and $0.3 million in the first quarter of 2015. Non-cash stock-related compensation expense in the first quarter of 2016 included $0.4 million related to a Performance Award associated with the March 2016 resubmission of the NDA for REMOXY.

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. We expect our development efforts to result in our drug candidates progressing through various stages of clinical trials. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies. We also expect non-cash equity-related expenses to increase in the future.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expenses increased to $2.2 million in the first quarter of 2016 from $1.5 million in the first quarter of 2015, primarily due to higher non-cash equity-related expenses. General and administrative expenses included non-cash equity-related compensation expense of $1.0 million in the first quarter of 2016 and $0.6 million in the first quarter of 2015. Non-cash stock-related compensation expense in the first quarter of 2016 included $0.4 million related to a Performance Award associated with the March 2016 resubmission of the NDA for REMOXY.

We expect general and administrative expenses to increase over the next several years in connection with support of pre-commercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies. We also expect non-cash equity-related expenses to increase in the future.

Interest Income

Interest income increased to $34,000 in the first quarter of 2016 from $12,000 in the first quarter of 2015.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2016, cash, cash equivalents and marketable securities were $28.1 million.

Net cash used in operating activities increased to $3.1 million for the first three months of 2016 from $1.1 million for the first three months of 2015, primarily due to higher research and development expenses in the first three months of 2016 compared to the first three months of 2015, offset in part by changes in other balance sheet accounts.

Net cash used in investing activities was $1.5 million for the first three months of 2016 and $2.2 million for the first three months of 2015. Investing activities in both 2016 and 2015 consisted primarily of purchases and maturities of marketable securities, as well as purchases of equipment in 2015.

Net cash used by financing activities of $46,000 in 2016 resulted from cash used to pay expenses to establish in December 2015 an at-the-market equity program. We have not yet issued any shares under the program.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2016. Our formulation agreement with Durect Corporation, or Durect, obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $136.4 million at March 31, 2016. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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

Off-balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2016 by approximately $1,200.  To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of March 31, 2016, our investments consisted of investments in corporate obligations, money market accounts and checking funds with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

We believe Pfizer has now transferred to us its data, materials, capital equipment and other assets related to REMOXY. Pfizer and the FDA had discussed and agreed to a regulatory plan to refile the NDA for REMOXY. The FDA has agreed that we may follow this plan for the NDA for REMOXY.

In March 2016, we  resubmitted to the FDA the NDA for REMOXY. In April 2016, the FDA determined that the NDA for REMOXY is sufficiently complete to permit a substantive review. September 25, 2016 is the PDUFA date.

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

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. With the exception of our Special Protocol Assessment, such as the one we completed with the FDA with respect to the Phase III clinical trial for REMOXY, these discussions are not binding obligations on the part of regulatory authorities.

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

Risks Relating to our Collaboration Agreements

If Pfizer did not transfer to us all data and documentation or the quality of the data and documentation transferred is insufficient, our ability to achieve approval of the NDA for REMOXY will be negatively impacted and our business will suffer.

In April 2015, we announced that we resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY.

We believe Pfizer has transferred to us data, materials, capital equipment and other assets related to REMOXY. In preparing to resubmit the NDA for REMOXY, we may find that there are additional data, materials or agreements that Pfizer should have transferred to us. If Pfizer did not meet its obligations to transfer all such materials or if the quality of the data and documentation transferred is insufficient, we would be significantly delayed in our ability to achieve FDA approval of the NDA for REMOXY, and may need to conduct further development activities or clinical trials to prepare any potential resubmission. As a result, any further development, regulatory approval and product introduction for REMOXY would be delayed or prevented and our business would suffer.

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

We expect to rely on Mallinckrodt as the sole-source drug product manufacturer of REMOXY pursuant to a supply agreement. In addition to drug product manufacturing, Mallinckrodt is responsible for sourcing excipients in REMOXY other than those provided by the Durect Agreement. We plan to have Mallinckrodt manufacture pre-validation and commercial validation batches of REMOXY in 2016. Mallinckrodt’s failure for any reason to manufacture and supply REMOXY could delay or prevent commercialization of REMOXY or result in shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that would materially harm our business.

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

Although we were profitable in some years in the past based on payments received pursuant to collaboration agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $136.4 million at March 31, 2016. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future.

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

We have funded all of our operations and capital expenditures with the proceeds from our public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We expect that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months. However, we may elect to raise additional funds within such twelve-month period or need to raise additional funds thereafter and additional financing may not be available on favorable terms, if at all. Even if we succeed in selling additional securities to raise funds, our existing stockholders’ ownership percentage would be reduced and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, if available, such financings may involve covenants that restrict our business activities. If we raise additional capital through strategic alliance and license arrangements, we may have to trade our rights to our technology, intellectual property or drug candidates to others in such arrangements on terms that may not be favorable to us.

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

As of March 31, 2016, there were 10.0 million shares outstanding under our Capital on Demand Sales Agreement™ with JonesTrading Institutional Services LLC, or the JonesTrading Agreement. The sale of additional shares of common stock under the Jones Trading Agreement would be dilutive to the outstanding shares of common stock. Dilution or potential dilution may contribute to our stockholders selling their shares, which would contribute to a downward movement in the stock price of our common stock.

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

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ PETER S. RODDY
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: May 5,  2016

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(2)	Amended and Restated Bylaws.
4.1	(1)	Specimen Common Stock Certificate.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
(1) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2013.