Form 10-Q
period 2016-06-30
PAIN THERAPEUTICS INC
filed 2016-07-19
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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
Shares Outstanding as of July 19, 2016

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2016	2015(1)

ASSETS
Current assets:
Cash and cash equivalents	$24,626	$31,299
Other current assets	115	392
Total current assets	24,741	31,691
Property and equipment, net	187	215
Other assets	12	12
Total assets	$24,940	$31,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$378	$1,034
Accrued development expense	641	894
Accrued compensation and benefits	934	623
Total current liabilities	1,953	2,551
Noncurrent liabilities	—	—
Total liabilities	1,953	2,551
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	46	46
Additional paid-in capital	162,389	159,959
Accumulated deficit	(139,448)	(130,638)
Total stockholders' equity	22,987	29,367
Total liabilities and stockholders' equity	$24,940	$31,918

 (1) Derived from the Company’s audited financial statements as of December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$1,589	$1,986	$5,184	$3,124
General and administrative	1,455	1,401	3,689	2,858
Total operating expenses	3,044	3,387	8,873	5,982
Operating loss	(3,044)	(3,387)	(8,873)	(5,982)
Interest income	29	13	63	25
Net loss	$(3,015)	$(3,374)	$(8,810)	$(5,957)
Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.19)	$(0.13)
Weighted-average shares used in computing net loss per share,
basic and diluted	45,708	45,356	45,532	45,356

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(3,015)	$(3,374)	$(8,810)	$(5,957)
Other comprehensive income:
Net unrealized gains on marketable securities	—	—	—	—
Comprehensive loss	$(3,015)	$(3,374)	$(8,810)	$(5,957)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(8,810)	$(5,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	2,644	1,844
Depreciation and amortization	28	18
Non-cash net interest income	(3)	(2)
Changes in operating assets and liabilities:
Other current assets	323	39
Accounts payable	(656)	292
Accrued development expense	(253)	423
Accrued compensation and benefits	311	248
Net cash used in operating activities	(6,416)	(3,095)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	—	(195)
Purchases of marketable securities	(1,497)	(2,948)
Maturities of marketable securities	1,500	2,000
Net cash provided by (used in) investing activities	3	(1,143)
Cash flows used in financing activities:
Cash used for statutory taxes for net exercise of Performance Awards	(214)	—
Deferred financing costs	(46)	—
Net cash used in financing activities	(260)	—
Net decrease in cash and cash equivalents	(6,673)	(4,238)
Cash and cash equivalents at beginning of the period	31,299	40,590
Cash and cash equivalents at end of the period	$24,626	$36,352

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

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

Proceeds from Grants

During the first half of 2016, we received $0.9 million pursuant to a grant from the National Institutes of Health, or NIH, that we recorded as a reduction to our research and development expenses.

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

The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(3,015)	$(3,374)	$(8,810)	$(5,957)
Denominator:
Weighted-average shares used in computing net loss per share,
basic and diluted	45,708	45,356	45,532	45,356
Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.19)	$(0.13)

We excluded weighted options outstanding to purchase common stock of 18.2 million for the second quarter of 2016,  17.7 million for the second quarter of 2015, 18.4 million for the first half of 2016 and 17.7 million for the first half of 2015 from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
June 30, 2016
Cash	$291	$—	$—	$291	$—	$291
Cash equivalents	20,853	—	—	20,853	—	20,853
Commercial paper	3,482	—	—	3,482	—	3,482
	$24,626	$—	$—	$24,626	$—	$24,626
Reported as:
Cash and cash equivalents	$24,626	—	—	$24,626	$—	$24,626
Marketable securities	—	—	—	—	—	—
	$24,626	$—	$—	$24,626	$—	$24,626
Maturities:
Matures in one year or less	$24,626	$—	$—	$24,626	$—	$24,626
Matures one to three years	—	—	—	—	—	—
	$24,626	$—	$—	$24,626	$—	$24,626

December 31, 2015
Cash	$273	$—	$—	$273	$—	$273
Cash equivalents	22,630	—	—	22,630	—	22,630
Commercial paper	8,396	1	(1)	8,396	—	8,396
	$31,299	$1	$(1)	$31,299	$—	$31,299
Reported as:
Cash and cash equivalents	$31,299	$1	$(1)	$31,299	$—	$31,299
Marketable securities	—	—	—	—	—	—
	$31,299	$1	$(1)	$31,299	$—	$31,299
Maturities:
Matures in one year or less	$31,299	$1	$(1)	$31,299	$—	$31,299
Matures one to three years	—	—	—	—	—	—
	$31,299	$1	$(1)	$31,299	$—	$31,299

We did not realize any gains or losses on our investments in marketable securities during the first half of 2016 or 2015. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2016
Cash and cash equivalents	$21,144	$—	$—	$21,144
Commercial paper	—	3,482	—	3,482
	$21,144	$3,482	$—	$24,626
December 31, 2015
Cash and cash equivalents	$22,903	$—	$—	$22,903
Commercial paper	—	8,396	—	8,396
	$22,903	$8,396	$—	$31,299

Note 4.  Equity and Stock-Based Compensation Expense

Our stock option and Performance Award activity during 2016 was as follows:

	Number of Options	Number of Performance Awards
Outstanding as of December 31, 2015	18,515,254	1,889,465
Granted	315,000	150,000
Exercised	—	(485,000)
Cancelled	(1,707,332)	—
Outstanding as of June 30, 2016	17,122,922	1,554,465

Our non-cash stock-based compensation expenses  were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$354	$289	$1,109	$623
General and administrative	580	592	1,535	1,221
	$934	$881	$2,644	$1,844

Non-cash stock-related compensation expense related to Performance Awards associated with the March 2016 resubmission of the NDA for REMOXY® ER (oxycodone capsules CII) was $0.8 million in the first half of 2016.

In December 2015 we established an at-the-market equity program for the sale of up to 10.0 million shares of our common stock. We have not yet issued any shares and have deferred financing costs of $0.1 million at June 30, 2016 paid in connection with this program.

Note 5.  Income Taxes

We did not provide for income taxes in the second quarter or first half of 2016 because we have projected a net loss for the full year 2016.

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. In a July 7, 2015 order, the Court directed plaintiffs to file an amended complaint and set a new trial date, if necessary, for March 2017. The Court has ordered a preliminary settlement conference for August 26, 2016 to consider a proposed settlement.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	the timing of the review and potential approval by the U.S. Food and Drug Administration, or FDA, of the New Drug Application, or NDA, for REMOXY® ER (oxycodone capsules CII);
•	development activities to potentially support obtaining approval of REMOXY by the FDA;
•

our plans to rely on third parties, including Durect Corporation, or Durect, Noramco, Inc., or Noramco, and Mallinckrodt, Inc., or Mallinckrodt, to supply us with excipients and active pharmaceutical ingredients and to manufacture REMOXY;

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

Our lead drug candidate is called REMOXY, a proprietary, abuse-deterrent, oral, extended-release formulation of oxycodone (CII). We developed REMOXY to make oxycodone difficult to abuse yet provide 12 hours of steady pain relief when used appropriately by patients.

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

On May 19, 2016, we announced the FDA planned to hold an Advisory Committee meeting to review the NDA for REMOXY. On July 1, 2016, we announced that the FDA had determined that an Advisory Committee meeting for REMOXY was unnecessary and will not be held.  The FDA also advised us that the regulatory review of the NDA for REMOXY remained active and ongoing. The Prescription Drug User Fee Act, or PDUFA, date remains September 25, 2016.

The NDA includes five dosage strengths of REMOXY (5, 10, 20, 30, 40 mg). The proposed indication for REMOXY is “for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.”

The safety and clinical efficacy of REMOXY is supported by multiple studies, including a successful Phase III efficacy program conducted under a FDA Special Protocol Assessment, or SPA. REMOXY’s abuse-deterrence is supported by a body of clinical and non-clinical data, including data comparing REMOXY against currently marketed oxycodone products. The NDA proposes label claims that properly characterize REMOXY’s abuse-deterrent properties, including certain routes of abuse that REMOXY may deter, such as injection, snorting or smoking. The NDA also includes stability data that we believe meet FDA guidance criteria in support of a 24-month shelf life.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $139.4 million at June 30, 2016. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Compensation	$808	$720	$2,359	$1,407
Contractor fees and supplies	612	1,073	2,532	1,386
Other common costs	169	193	293	331

$1,589	$1,986	$5,184	$3,124

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. In a July 7, 2015 order, the Court directed plaintiffs to file an amended complaint and set a new trial date, if necessary, for March 2017. The Court has ordered a preliminary settlement conference for August 26, 2016 to consider a proposed settlement.

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

Results of Operations - Three and six months ended June 30, 2016 and 2015

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses decreased to $1.6 million in the second quarter of 2016 from $2.0 million in the second quarter of 2015, primarily due to receipt of NIH grant funding in the second quarter of 2016 recorded as a reduction in research and development expense, offset in part by increased expenses related to the REMOXY NDA resubmission.  Research and development expenses increased to $5.2 million in the first half of 2016 from $3.1 million to the first half of 2015, primarily due to increased expenses in the first quarter of 2016 related to the REMOXY NDA resubmission, offset in part by our NIH grant funding in the first half of 2016.

Research and development expenses included non-cash stock-related compensation expense of $0.4 million in the second quarter of 2016, $0.3 million in the second quarter of 2015, $1.1 million in the first half of 2016 and, and $0.6 million in the first half of 2015. Non-cash stock-related compensation expense in the first half of 2016 included $0.4 million related to Performance Awards associated with the REMOXY NDA resubmission.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expenses increased to $1.5 million in the second quarter of 2016 from $1.4 million in the second quarter of 2015 primarily due to increased pre-commercial third-party expenses. General and administrative expense increased to $3.7 million in the first half of 2016 from $2.9 million to the first half of 2015, primarily due to higher non-cash equity-related expenses.

General and administrative expenses included non-cash equity-related compensation expense of $0.6 million in both the second quarter of 2016 and the second quarter of 2015, $1.5 million in the first half of 2016, and $1.2 million in the first half of 2015. Non-cash stock-related compensation expense in the first half of 2016 included $0.4 million related to Performance Awards associated with the REMOXY NDA resubmission.

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

Interest Income

Interest income increased to $29,000 in the second quarter of 2016 from $13,000 in the second quarter of 2015 and to $63,000 in the first half of 2016 from $25,000 in the first half of 2015, primarily due to higher prevailing interest rates on our investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2016, cash, cash equivalents and marketable securities were $24.6 million.

Net cash used in operating activities increased to $6.4 million for the first half of 2016 from $3.1 million for the first half of 2015, primarily due to higher research and development expenses in the first half of 2016 compared to the first half of 2015, offset in part by changes in other balance sheet accounts.

Net cash provided by investing activities was $3,000 for the first half of 2016 and net cash used in investing activities was $1.1 million for the first half of 2015. Investing activities in both 2016 and 2015 consisted primarily of purchases and maturities of marketable securities, as well as purchases of equipment in 2015.

Net cash used by financing activities of $0.3 million in the first half of 2016 resulted primarily from issuing shares of our common stock to employees for vested Performance Awards net of statutory employment taxes. As a result, we issued fewer shares of common stock and used cash to pay statutory taxes on behalf of employees.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2016. Our formulation agreement with Durect Corporation, or Durect, obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

Our employees have Performance Awards that vest upon certain conditions. If these Performance Awards vest, we may issue the employees shares of our common stock net of statutory employment taxes. This net issuance would result in fewer shares of common stock issued and uses our cash to pay these taxes on behalf of employees.  The use of cash could be higher or lower, depending on the fair value of our common stock on the date the Performance Awards vest.

We have an accumulated deficit of $139.4 million at June 30, 2016. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

We continue to review potential commercialization strategies for REMOXY.  Options include a potential strategic transaction around all of our drug candidates; a  commercial collaboration for REMOXY; or establishing commercial capabilities to self-launch REMOXY. We believe we would need to add significant funding before we could self-launch REMOXY.

Off-balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2016 by approximately $2,000.  To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of June 30, 2016, our investments consisted of investments in corporate obligations, money market accounts and checking funds with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. In a July 7, 2015 order, the Court directed plaintiffs to file an amended complaint and set a new trial date, if necessary, for March 2017. The Court has ordered a preliminary settlement conference for August 26, 2016 to consider a proposed settlement.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a Complete Response Letter for the NDA for REMOXY. In this Complete Response Letter, the FDA indicated that additional non-clinical data was required to support the approval of REMOXY. However, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King Pharmaceuticals, Inc., or King, assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a Complete Response Letter from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s Complete Response Letter raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. Pfizer completed work designed to address the June 2011 Complete Response Letter. On April 21, 2015, we announced that we resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY.

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

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. With the exception of our SPA, these discussions are not binding obligations on the part of regulatory authorities.

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

The U.S. Drug Enforcement Agency, or DEA, limits the availability of the active ingredients in certain of our current drug candidates and, as a result, quotas for these ingredients may not be sufficient to complete clinical trials, or to meet commercial demand, or may result in clinical delays.

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

Conducting clinical trials of our drug candidates or potential commercial sales of a drug candidate may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all.

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

We rely on a limited number of third-party suppliers to formulate, manufacture, fill, label, ship or store all of our drug candidates. These suppliers must comply with current good manufacturing practices, or GMP,  regulations enforced by the FDA and other government agencies and DEA regulations, and are subject to ongoing periodic unannounced inspection, including preapproval inspections by the FDA and DEA and corresponding state and foreign government agencies to ensure strict compliance with GMP and other government regulations and corresponding foreign standards. These manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. We do not have control over our suppliers’ compliance with these regulations and standards.

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

We expect to rely on Noramco as the sole source of the oxycodone in REMOXY. We currently do not have a long-term commercial supply agreement in place with Noramco. Effective July 1, 2016, Noramco is owned by SK Capital Partners, a private investment firm. We expect to negotiate with Noramco a commercial supply agreement to supply us with oxycodone. We may not be able to establish a commercial supply agreement on acceptable terms, or at all. Until we have a commercial supply agreement in place with Noramco, we expect to obtain oxycodone from Noramco via purchase orders. There can be no assurance that Noramco will accept our purchase orders on acceptable terms, or at all. With or without a commercial supply agreement, Noramco’s failure for any reason to supply us with oxycodone could delay or prevent commercialization of REMOXY or result in shortages, cost overruns or other problems that would materially harm our business.

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

We expect to rely on Noramco as the sole source of the oxycodone in REMOXY. We expect we and Noramco will negotiate a supply agreement to supply us with the oxycodone in REMOXY. Noramco’s operation is subject to regulation by the DEA and the Controlled Substances Act. Noramco’s failure for any reason to manufacture and supply us with the oxycodone in REMOXY could result in shortages, cost overruns or other problems that could materially harm our business.

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

Although we were profitable in some years in the past based on payments received pursuant to collaboration agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $139.4 million at June 30, 2016. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future.

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. The complaint states that monetary damages are being sought, but no amounts are specified. On June 3, 2013, the Court certified a class consisting of all purchasers of our common stock and a class period of December 27, 2010 through June 26, 2011. In a July 7, 2015 order, the Court directed plaintiffs to file an amended complaint and set a new trial date, if necessary, for March 2017. The Court has ordered a preliminary settlement conference for August 26, 2016 to consider a proposed settlement.

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

Our stockholders will experience substantial additional dilution if we sell common stock under our at-the-market equity program.

As of June 30, 2016, there were 10.0 million shares outstanding under our Capital on Demand Sales Agreement™ with JonesTrading Institutional Services LLC, or the JonesTrading Agreement. The sale of additional shares of common stock under the Jones Trading Agreement would be dilutive to the outstanding shares of common stock. Dilution or potential dilution may contribute to our stockholders selling their shares, which would contribute to a downward movement in the stock price of our common stock.

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

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ PETER S. RODDY
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: July 19,  2016

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(2)	Amended and Restated Bylaws.
4.1	(1)	Specimen Common Stock Certificate.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema Document.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.
(1) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending June 30, 2005.
(2) Incorporated by reference from exhibits to our report on Form 10-Q for the period ending March 31, 2013.