Form 10-Q
period 2016-09-30
PAIN THERAPEUTICS INC
filed 2016-10-26
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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
Shares Outstanding as of October 19, 2016

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands)

	September 30,	December 31,
	2016	2015(1)

ASSETS
Current assets:
Cash and cash equivalents	$21,214	$31,299
Marketable securities	550	—
Other current assets	456	392
Total current assets	22,220	31,691
Property and equipment, net	250	215
Other assets	12	12
Total assets	$22,482	$31,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,083	$1,034
Accrued development expense	744	894
Accrued compensation and benefits	340	623
Total current liabilities	2,167	2,551
Noncurrent liabilities	—	—
Total liabilities	2,167	2,551
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	46	46
Additional paid-in capital	163,234	159,959
Accumulated other comprehensive income	1	—
Accumulated deficit	(142,966)	(130,638)
Total stockholders' equity	20,315	29,367
Total liabilities and stockholders' equity	$22,482	$31,918

 (1) Derived from the Company’s audited financial statements as of December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$2,657	$2,356	$7,841	$5,480
General and administrative	884	1,330	4,573	4,188
Total operating expenses	3,541	3,686	12,414	9,668
Operating loss	(3,541)	(3,686)	(12,414)	(9,668)
Interest income	23	15	86	40
Net loss	$(3,518)	$(3,671)	$(12,328)	$(9,628)
Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.27)	$(0.21)
Shares used in computing net loss per share, basic and diluted	45,742	45,356	45,603	45,356

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(3,518)	$(3,671)	$(12,328)	$(9,628)
Other comprehensive income:
Net unrealized gains on marketable securities	1	—	1	—
Comprehensive loss	$(3,517)	$(3,671)	$(12,327)	$(9,628)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(12,328)	$(9,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	3,489	2,639
Depreciation and amortization	41	32
Non-cash net interest income	(3)	(3)
Changes in operating assets and liabilities:
Other current assets	(18)	(281)
Accounts payable	49	725
Accrued development expense	(150)	617
Accrued compensation and benefits	(283)	394
Net cash used in operating activities	(9,203)	(5,505)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(76)	(195)
Purchases of marketable securities	(2,046)	(3,847)
Maturities of marketable securities	1,500	2,950
Net cash used in investing activities	(622)	(1,092)
Cash flows used in financing activities:
Cash used for statutory taxes for net exercise of Performance Awards	(214)	—
Deferred financing costs	(46)	—
Net cash used in financing activities	(260)	—
Net decrease in cash and cash equivalents	(10,085)	(6,597)
Cash and cash equivalents at beginning of the period	31,299	40,590
Cash and cash equivalents at end of the period	$21,214	$33,993

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2016.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

We have evaluated subsequent events through the date of filing this Form 10-Q.

Note 2.  Significant Accounting Policies

Use of Estimates

We make estimates and assumptions in preparing our financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue earned and expenses incurred during the reporting period. Actual results could differ from these estimates and assumptions.

Cash Equivalents, Marketable Securities and Concentration of Credit Risk

We invest in cash equivalents and marketable securities. We consider highly-liquid financial instruments with original maturities of three months or less to be cash equivalents. Our marketable securities include interest-bearing financial instruments, generally consisting of corporate or government securities.

We are subject to credit risk due to our investments. Our investment policy allows for investments in marketable securities with active secondary or resale markets, establishes diversification and credit quality requirements and limits investments by maturity and issuer.  We maintain our investments at one financial institution.

A change in prevailing interest rates may cause the fair value of the investment to fluctuate. We don’t recognize an impairment charge related to this type of fluctuation because the fluctuation is temporary and eliminated by the time an investment matures. We would recognize an impairment charge if and when we determine that a decline in the fair value below the amortized cost of an investment is other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including any adverse changes in the investees’ financial condition, how long the fair value has been below the amortized cost and whether it is more likely than not that we would elect to or be required to sell the marketable security before its anticipated recovery.

We may elect to sell marketable securities before they mature. We hold these investments as “available for sale”

and include these investments in our Balance Sheets as current assets, even though the contractual maturity of a particular investment may be beyond one year.

Fair Value Measurements

We report our cash equivalents and marketable securities at fair value as Level 1, Level 2 or Level 3 using the following inputs:

•	Level 1 includes quoted prices in active markets. We base the fair value of money market funds and U.S. treasury securities on Level 1 inputs.
•

Level 2 includes significant observable inputs, such as quoted prices for identical or similar investments, or other inputs that are observable and can be corroborated by observable market data for similar securities.  We use market pricing and other observable market inputs obtained from third-party providers. We use the bid price to establish fair value where a bid price is available.  We base the fair value of our marketable securities on Level 2 inputs.

•	Level 3 includes unobservable inputs that are supported by little or no market activity. We do not have any investments where the fair value is based on Level 3 inputs.

We include  unrealized gains or losses on our investments  as Accumulated other comprehensive loss in the Stockholders’ equity section of our Balance Sheets. We include changes in net unrealized gains or losses in our Statements of Comprehensive Income. We would recognize significant realized gains and losses on a specific identification basis as other income in our Statements of Operations.

Proceeds from Grants

During the first nine months of 2016, we received $1.1 million pursuant to a grant from the National Institutes of Health, or NIH, that we recorded as a reduction to our research and development expenses.

Non-cash Stock-based Compensation

We recognize non-cash expense for the fair value of all stock options and other share-based awards.  We use the Black-Scholes option valuation model to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. For options granted to employees and directors, we recognize the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally four years. For options granted to non-employees, we remeasure the fair value expense using Black-Scholes each reporting period.

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. We multiply the number of Performance Awards by the fair market value of our common stock on the date of grant to calculate the fair value of each award. We estimate an implicit service period for achieving performance criteria for each award.  We recognize the resulting fair value as expense over the implicit service period when we conclude that achieving the performance criteria is probable. We periodically review and update as appropriate our estimates of implicit service periods and conclusions on achieving the performance criteria. Performance Awards vest and common stock is issued upon achievement of the performance criteria.

Net Loss per Share

We compute basic net loss per share on the basis of the weighted-average number of common shares outstanding for the reporting period. We compute diluted net loss per share on the basis of the weighted-average number of common shares outstanding plus potential dilutive common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding stock options.

We include the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(3,518)	$(3,671)	$(12,328)	$(9,628)
Denominator:
Shares used in computing net loss per share, basic and diluted	45,742	45,356	45,603	45,356
Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.27)	$(0.21)

Dilutive common shares excluded from net loss per share, diluted	17,024	16,939	17,957	17,466

We excluded options outstanding from the calculation of net loss per share, diluted because the effect of including options outstanding would have been anti-dilutive.

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
September 30, 2016
Cash	$403	$—	$—	$403	$—	$403
Cash equivalents	17,062	—	—	17,062	—	17,062
Commercial paper	4,298	1	—	4,299	—	4,299
	$21,763	$1	$—	$21,764	$—	$21,764
Reported as:
Cash and cash equivalents	$21,213	1	—	$21,214	$—	$21,214
Marketable securities	550	—	—	550	—	550
	$21,763	$1	$—	$21,764	$—	$21,764
Maturities:
Matures in one year or less	$21,763	$1	$—	$21,764	$—	$21,764
Matures one to three years	—	—	—	—	—	—
	$21,763	$1	$—	$21,764	$—	$21,764

December 31, 2015
Cash	$273	$—	$—	$273	$—	$273
Cash equivalents	22,630	—	—	22,630	—	22,630
Commercial paper	8,396	1	(1)	8,396	—	8,396
	$31,299	$1	$(1)	$31,299	$—	$31,299
Reported as:
Cash and cash equivalents	$31,299	$1	$(1)	$31,299	$—	$31,299
Marketable securities	—	—	—	—	—	—
	$31,299	$1	$(1)	$31,299	$—	$31,299
Maturities:
Matures in one year or less	$31,299	$1	$(1)	$31,299	$—	$31,299
Matures one to three years	—	—	—	—	—	—
	$31,299	$1	$(1)	$31,299	$—	$31,299

We did not realize any gains or losses on our investments in marketable securities in 2016 or 2015. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2016
Cash and cash equivalents	$17,465	$—	$—	$17,465
Commercial paper	—	4,299	—	4,299
	$17,465	$4,299	$—	$21,764
December 31, 2015
Cash and cash equivalents	$22,903	$—	$—	$22,903
Commercial paper	—	8,396	—	8,396
	$22,903	$8,396	$—	$31,299

There were no transfers between Level 1, Level 2 and Level 3 in 2016 or 2015.

Note 4.  Equity and Stock-Based Compensation Expense

Stockholders’ equity activity in 2016

During 2016, our common stock outstanding and stockholders’ equity (in thousands) changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2015	45,756,117	$29,367
Non-cash stock-related compensation for:
Stock options for employees	—	2,634
Stock options for non-employees	—	21
Performance Awards and related non-cash compensation	485,000	834
Performance Awards related to statutory taxes	(99,182)	(214)
Other comprehensive income	—	1
Net loss	—	(12,328)
Balance at September 30, 2016	46,141,935	$20,315

In April 2016, certain employees elected to receive common stock from vested Performance Awards net of statutory taxes. This net issuance resulted in fewer shares of common stock issued and used our cash to pay these taxes on behalf of employees.

Stock option and Performance Award activity in 2016

During 2016, stock options and unvested Performance Awards outstanding under our 2008 Equity Incentive Plan changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2015	18,515,254	1,889,465
Granted	355,000	150,000
Vested Performance Awards	—	(485,000)
Canceled	(1,763,097)	—
Outstanding as of September 30, 2016	17,107,157	1,554,465

The weighted average exercise price of options outstanding at September 30, 2016 was $3.60. As outstanding options vest over the current remaining vesting period of 2.4 years, we expect to recognize non-cash expense of $6.8 million. If and when outstanding Performance Awards vest, we would recognize non-cash expense of $4.7 million over the implicit service period.

Stock-based Compensation Expense in 2016

During 2016, our non-cash stock-related compensation expenses were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development
Vesting of stock options	$318	$280	$997	$904
Vesting of Performance Awards	—	—	430	—
	318	280	1,427	904
General and administrative
Vesting of stock options	527	515	1,658	1,735
Vesting of Performance Awards	—	—	404	—
	527	515	2,062	1,735
Total non-cash stock-based compensation expenses
Vesting of stock options	845	795	2,655	2,639
Vesting of Performance Awards	—	—	834	—
	$845	$795	$3,489	$2,639

Non-cash stock-related compensation expense for vesting of Performance Awards in the nine months ended September 30, 2016 resulted from the March 2016 resubmission of the NDA for REMOXY® ER (oxycodone capsules CII).

At-the-market equity program

In December 2015 we established an at-the-market equity program for the sale of up to 10.0 million shares of our common stock. We have not yet issued any shares under the program. At September 30, 2016, we have deferred financing costs of $0.1 million paid in connection with this program.

Note 5.  Income Taxes

We did not provide for income taxes in the third quarter or first nine months of 2016 because we have projected a net loss for the full year 2016.

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

Note 7.  Legal Proceedings

KB Partners I, L.P., Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedmann and Peter S. Roddy, No. 11-cv-01034 (W.D. Tex.)

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. At a preliminary settlement conference on August 26, 2016, the Court approved a Stipulated Settlement Agreement and ordered a Final Settlement Hearing for December 16, 2016.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•

actions and studies that are needed to potentially support obtaining approval of the New Drug Application, or NDA for REMOXY® ER (oxycodone capsules CII) with label claims on routes of abuse, by the U.S. Food and Drug Administration, or FDA;

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or delays in completing development activities needed to potentially obtain regulatory approval of the NDA for REMOXY, including the potential for requests by the FDA for additional data which may require an extended period of time to obtain and submit;

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

In March 2016, we  resubmitted to the FDA the NDA for REMOXY. This NDA has priority review status with the FDA.  In April 2016, the FDA determined that the NDA for REMOXY is sufficiently complete to permit a substantive review. On May 19, 2016, we announced that the FDA planned to hold an Advisory Committee meeting to review the NDA for REMOXY. On July 1, 2016, we announced that the FDA had determined that an Advisory Committee meeting for REMOXY was unnecessary and would not be held.

In September 2016, we received a Complete Response Letter, or CRL from the FDA on the resubmission of NDA for REMOXY ER. The CRL informed us that the NDA for REMOXY ER could not be approved in its present form and specifies additional actions and data that are needed for drug approval. The CRL focuses on the abuse-deterrent properties of REMOXY ER and proposed drug labeling. The CRL makes no mention of clinical safety, drug efficacy, manufacturing, stability, bioequivalence or any other issues from a prior Complete Response Letter.

The CRL focuses on the actions and studies that are needed in order to obtain approval of REMOXY ER with label claims on three routes of abuse (i.e., injection, inhalation and snorting). In conducting the following studies, we expect to generally compare REMOXY ER vs. one or more commercially available oxycodone ER drug product:

•

To support a potential drug label claim against abuse by injection: Repeat an injectability/syringeability study using thin films of drug, smaller volumes of solvents, additional mixed solvents and alternative extraction methods and syringe filter.

•	To support a potential drug label claim against abuse by inhalation: Repeat a volatilization study using the same thickness for each drug to increase surface area.
•

To support a potential drug label claim against abuse by snorting: Conduct an intranasal abuse potential study in human volunteers (i.e., not the animal data we had submitted) with drug applied directly inside the human nasal cavity.

In addition, we had proposed in the REMOXY NDA a label claim against abuse by chewing. Our proposal was based on clinical results of an oral human abuse potential study that met all four co-primary endpoints with statistical significance and that also met several, but not all, secondary endpoints. The CRL asks us to submit a revised proposed label to indicate results of this study do not support a label claim against abuse by chewing.

These actions may take approximately a year to conduct and may cost approximately $5 million, pending discussions with the FDA and outside clinical and regulatory consultants.

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

We have yet to generate any revenues from product sales. We have an accumulated deficit of $143.0 million at September 30, 2016. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Compensation	$479	$683	$2,838	$2,091
Contractor fees and supplies	1,814	1,443	4,346	2,828
Other common costs	364	230	657	561
	$2,657	$2,356	$7,841	$5,480

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. At a preliminary settlement conference on August 26, 2016, the Court approved a Stipulated Settlement Agreement and ordered a Final Settlement Hearing for December 16, 2016.

Critical Accounting Policies

The preparation of our financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•

Stock-based compensation.  We recognize non-cash expense for the fair value of all stock options and other share-based awards. We use the Black-Scholes option valuation model to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. For options granted to employees and directors, we recognize the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally four years. For options granted to non-employees, we remeasure the fair value expense using Black-Scholes each reporting period.

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. We multiply the number of Performance Awards by the fair market value of our common stock on the date of grant to calculate the fair value of each award. We estimate an implicit service period for achieving performance criteria for each award. We recognize the resulting fair value as expense over the implicit service period when we conclude that achieving the performance criteria is probable. We periodically review and update as appropriate our estimates of implicit service periods and conclusions on achieving the performance criteria. Performance Awards vest and common stock is issued upon achievement of the performance criteria.

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

Results of Operations - Three and nine months ended September 30, 2016 and 2015

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses increased to $2.7 million in the third quarter of 2016 from $2.3 million in the third quarter of 2015 and increased to $7.8 million in the first nine months of 2016 from $5.5 million to the first nine months of 2015, primarily due to increased expenses related to the REMOXY NDA resubmission, offset in part by receipt of NIH grant funding recorded as a reduction in research and development expense.

Research and development expenses included non-cash stock-related compensation expense of $0.3 million in both the third quarter of 2016 and the third quarter of 2015,  $1.4 million in the first nine months of 2016 and $0.9 million in the first nine months of 2015. Non-cash stock-related compensation expense in the first nine months of 2016 included $0.4 million related to Performance Awards associated with the REMOXY NDA resubmission.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $0.9 million in the third quarter of 2016 from $1.3 million in the third quarter of 2015, primarily due to lower compensation expenses in the third quarter of 2016 compared to the third quarter of 2015. General and administrative expense increased to $4.6 million in the first nine months of 2016 from $4.2 million to the first nine months of 2015, primarily due to higher non-cash equity-related expenses.

General and administrative expenses included non-cash equity-related compensation expense of $0.5 million in the both the third quarter of 2016 and the third quarter of 2015, $2.1 million in the first nine months of 2016, and $1.7 million in the first nine months of 2015. Non-cash stock-related compensation expense in the first nine months of 2016 included $0.4 million related to Performance Awards associated with the REMOXY NDA resubmission.

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

Interest Income

Interest income increased to $23,000 in the third quarter of 2016 from $15,000 in the third quarter of 2015 and to $86,000 in the first nine months of 2016 from $40,000 in the first nine months of 2015, primarily due to higher prevailing interest rates on our investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2016, cash, cash equivalents and marketable securities were $21.8 million.

Net cash used in operating activities increased to $9.2 million for the first nine months of 2016 from $5.5 million for the first nine months of 2015, primarily due to higher research and development expenses in the first nine months of 2016 compared to the first nine months of 2015, offset in part by changes in other balance sheet accounts.

Net cash used by investing activities was $0.6 million for the first nine months of 2016 and $1.1 million for the first nine months of 2015. Investing activities in both 2016 and 2015 consisted primarily of purchases and maturities of marketable securities, as well as purchases of equipment.

Net cash used by financing activities of $0.3 million in the first nine months of 2016 resulted primarily from issuing shares of our common stock to employees for vested Performance Awards net of statutory employment taxes. As a result, we issued fewer shares of common stock and used cash to pay statutory taxes on behalf of employees.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2016. Our formulation agreement with Durect Corporation, or Durect, obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $143.0 million at September 30, 2016. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2016 by approximately $1,000.  To minimize this risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of September 30, 2016, our investments consisted of investments in corporate obligations, money market accounts and checking funds with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

KB Partners I, L.P., Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedmann and Peter S. Roddy, No. 11-cv-01034 (W.D. Tex.)

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. At a preliminary settlement conference on August 26, 2016, the Court approved a Stipulated Settlement Agreement and ordered a Final Settlement Hearing for December 16, 2016.

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

We believe Pfizer has now transferred to us its data, materials, capital equipment and other assets related to REMOXY. Pfizer and the FDA had discussed and agreed to a regulatory plan to refile the NDA for REMOXY. The FDA agreed that we may follow this plan for the NDA for REMOXY.

In March 2016, we resubmitted to the FDA the NDA for REMOXY. This NDA has priority review status with the FDA. In April 2016, the FDA determined that the NDA for REMOXY is sufficiently complete to permit a substantive review. On May 19, 2016, we announced that the FDA planned to hold an Advisory Committee meeting to review the NDA for REMOXY. On July 1, 2016, we announced that the FDA had determined that an Advisory Committee meeting for REMOXY was unnecessary and would not be held.

In September 2016, we received a CRL from the FDA on the resubmission of NDA for REMOXY ER. The CRL informs that the NDA for REMOXY ER could be approved in its present form and specifies additional actions and data that are needed for drug approval. The CRL focuses on the abuse-deterrent properties of REMOXY ER and proposed drug labeling.

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

Even if we do receive FDA approval for abuse-deterrent claims, the claims may not be broad enough to demonstrate a substantial benefit to health care providers and patients. For instance, the claims may not encompass the more common forms of abuse for products like our product candidates. Moreover, continued investigation in Phase IV studies following product approval, if required, is expensive and may not support the continued use of abuse-deterrent claims.

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

Although we were profitable in some years in the past based on payments received pursuant to collaboration agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $143.0 million at September 30, 2016. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, SEC regulations and the rules of The NASDAQ Stock Market LLC, or Nasdaq, create uncertainty for public companies. We trade on

Our common stock is traded on Nasdaq.  Recently, our common stock has closed at a price of less than $1.00 per share. Nasdaq rules require that we maintain a stock price of $1.00 per share. If Nasdaq notifies us of a  failure to comply with this listing requirement, we would have 180 days to requalify for listing.

If we were unable to continue to comply with these requirements, we could be delisted from trading on Nasdaq, and thereafter trading in our common stock, if any, may be conducted through the over-the-counter or other market. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

We are involved in a class action filed against us and our officers that is expensive and time consuming, and, in the event of an adverse outcome, such class action could harm our business, financial condition or results of operations.

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas. This complaint alleges, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by us regarding REMOXY’s development and regulatory status during the purported class period, February 3, 2011 through June 23, 2011. At a preliminary settlement conference on August 26, 2016, the Court approved a Stipulated Settlement Agreement and ordered a Final Settlement Hearing for December 16, 2016.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of any outstanding legal actions. We have incurred expenses in connection with the defense of this lawsuit, and we may have to pay damages or settlement costs in connection with any resolution thereof. Any such expenses, damages or settlement costs may be substantial. In addition, because of the number of stockholders involved, plaintiffs in class action lawsuits may claim enormous monetary damages even if the alleged claim is small on a per-stockholder basis. Any such expenses, damages or settlement costs may be substantial. Although we have insurance coverage against which we may claim recovery against some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount or certain expenses and costs may be outside the scope of the policies we maintain. In the event of an adverse outcome or outcomes, our business could be materially harmed from depletion of cash resources, negative impact on our reputation, or restrictions or changes to our governance or other processes that may result from any final disposition of the lawsuit. Moreover, responding to and defending pending litigation significantly diverts management’s attention from our operations.

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

We have Performance Awards outstanding. If these Performance Awards vest, we expect to issue our employees shares of our common stock net of statutory employment taxes. This net issuance results in fewer shares issued and uses our cash to fund these taxes. The use of cash could be substantially higher, depending on the fair value of our common stock on the date the Performance Awards vest. If our use of cash to fund these taxes is substantial, our cash balance could substantially decline and our stock price could also decline.

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

As of September 30, 2016, there were 10.0 million shares outstanding under our Capital on Demand Sales Agreement™, or the Jones Trading Agreement. The sale of additional shares of common stock under the Jones Trading Agreement would be dilutive to the outstanding shares of common stock. Dilution or potential dilution may contribute to our stockholders selling their shares, which would contribute to a downward movement in the stock price of our common stock.

There may not be an active, liquid trading market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on Nasdaq. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits have been filed with this report:

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Amended and Restated Bylaws.	10-Q	4/24/2013	3.2
4.1	Specimen Common Stock Certificate.	10-Q	7/29/2005	4.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

/s/ PETER S. RODDY
Peter S. Roddy,
Vice President and Chief Financial Officer

Date: October 25,  2016

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Amended and Restated Bylaws.	10-Q	4/24/2013	3.2
4.1	Specimen Common Stock Certificate.	10-Q	7/29/2005	4.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X