Form 10-K
period 2016-12-31
PAIN THERAPEUTICS INC
filed 2017-03-07
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

_______________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $84,608,935 computed by reference to the last sales price of $2.19 as reported on the NASDAQ Global Select Market, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2016.

The number of shares outstanding of the Registrant's common stock on January 17,  2017 was 46,141,935.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	The timing and topics of discussions with the U.S. Food and Drug Administration, or FDA, regarding the New Drug Application, or NDA, for REMOXY ER (oxycodone) capsules CII, or REMOXY;
•	the timing of the planned resubmission of the NDA for REMOXY;
•	development activities to potentially support obtaining approval of REMOXY by the FDA;
•

our plans to rely on third parties, including Durect Corporation, or Durect, and Noramco, Inc., or Noramco, to supply us with excipients and active pharmaceutical ingredients and to manufacture REMOXY;

•	discussions with potential strategic partners for the development and commercialization of REMOXY;
•	the outcome of research and development activities, including, without limitation, development activities for FENROCK™ and potential formulation of additional dosage forms of our drug candidates;
•	the potential benefits of our drug candidates;
•	the utility of protection of our intellectual property;
•	expected future sources of revenue and capital and increasing cash needs;
•	potential competitors or competitive products;
•	market acceptance of our drug candidates and potential drug candidates;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expenses increasing, interest income decreasing or fluctuations in our operating results;
•	operating losses and anticipated operating and capital expenditures;
•	expected uses of capital resources;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next twelve months; and
•	assumptions and estimates used for our disclosures regarding stock-based compensation.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	the quantity, quality or sufficiency of the data, materials and information transferred to us by Pfizer, Inc., or Pfizer, regarding the REMOXY development program;
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

Opioid drugs, such as oxycodone, are an important treatment option for patients with severe chronic pain. However, misuse, abuse and diversion of these prescription drugs remains a serious, persistent problem. Nearly 19,000 people died from opioid overdose in 2014, according to the National Institute of Health, or NIH, National Institute on Drug Abuse.

Our lead drug candidate is called REMOXY. REMOXY is a proprietary, abuse-deterrent, oral formulation of oxycodone (CII). We developed REMOXY to make oxycodone difficult to abuse yet provide 12 hours of steady pain relief when used appropriately by patients.

In particular, REMOXY’s thick, sticky, high viscosity formulation may deter unapproved routes of drug administration, such as injection, snorting or smoking. REMOXY targets the multi-billion dollar marketplace for long-acting formulations of oxycodone. We own exclusive, worldwide rights to REMOXY.

In March 2016, we resubmitted to the FDA the NDA for REMOXY. In April 2016, the FDA determined that the NDA for REMOXY was sufficiently complete to permit a substantive review. On May 19, 2016, we announced that the FDA planned to hold an Advisory Committee meeting to review the NDA for REMOXY. On July 1, 2016, we announced that the FDA had determined that an Advisory Committee meeting for REMOXY was unnecessary and would not be held.

In September 2016, we received a Complete Response Letter, or CRL from the FDA on the resubmission of NDA for REMOXY.  The CRL informed us that the NDA for REMOXY could not be approved in its present form and specifies additional actions and data that are needed for drug approval. The CRL focuses on the abuse-deterrent properties of REMOXY and proposed drug labeling. The CRL makes no mention of clinical safety, drug efficacy, manufacturing, stability, bioequivalence or any other issues from a prior Complete Response Letter.

The CRL focuses on the actions and studies that are needed in order to obtain approval of REMOXY. In conducting the following studies, we expect to generally compare REMOXY with one or more commercially available oxycodone ER drug product:

•

To support a potential drug label claim against abuse by injection: Repeat an injectability/syringeability study using thin films of drug, smaller volumes of solvents, additional mixed solvents and alternative extraction methods and syringe filter.

•	To support a potential drug label claim against abuse by snorting: Conduct an intranasal abuse potential study in human volunteers.

In addition, we had proposed in the REMOXY a label claim against abuse by chewing. Our proposal was based on clinical results of an oral human abuse potential study that met all four co-primary endpoints with statistical significance and that also met several, but not all, secondary endpoints. The CRL asks us to submit a revised proposed label to indicate that the results of this study do not support a label claim against abuse by chewing.

On February 13, 2017, we met with the FDA regarding REMOXY.  During this meeting, we reached agreement with the FDA on a roadmap to resubmit the NDA for REMOXY.  We expect to disclose details of this meeting, including timelines and additional data to be developed, after minutes of the meeting are issued.

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

First-generation ADFs were introduced into the marketplace in 2010. However, the relative weakness of first generation ADFs means opioid abuse continues to be a serious public health issue. In 2015, over 33,000 people died in the U.S. from opioid overdose, increasing from over 28,000 in 2014, according to the Centers for Disease Control Prevention. According to the FDA, “for each death [due to narcotic pain relievers], there are an additional ten treatment admissions, 32 emergency department visits and 825 nonmedical users of these drugs.” (Source: FDA’s Efforts to Address the Misuse and Abuse of Opioids, 2/6/2013).

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

About REMOXY ER

Our lead drug candidate is called REMOXY. REMOXY is a proprietary, abuse-deterrent, oral formulation of oxycodone (CII). We developed REMOXY to make oxycodone difficult to abuse yet provide 12 hours of steady pain relief when used appropriately by patients.

REMOXY is intended to meet the needs of healthcare professionals who appropriately prescribe opioid drugs and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse. In particular, REMOXY’s thick, sticky, high viscosity formulation may deter unapproved routes of drug administration.

We initiated the development of REMOXY over a decade ago, before any formal guidance was in place with regards to regulatory pathways for ADFs. As a result of our pioneering efforts with REMOXY, we have developed a foundation of practical experience with regard to regulatory and development pathways for ADFs.

The following is a top-line chronology of the development of REMOXY:

•	In 2003, we filed an Investigational New Drug application, or IND, for REMOXY with the FDA.
•	In 2005, we and King Pharmaceuticals, Inc., or King, entered into an exclusive agreement to develop and commercialize REMOXY.
•

In 2008, we filed an NDA for REMOXY with the FDA. Later that year, we received a Complete Response Letter over manufacturing issues (specifically, in vitro drug stability). However, the Complete Response Letter did not question REMOXY’s safety, clinical efficacy, abuse-deterrent properties or use of the reference listed drug.

•	In 2009, King assumed sole control and responsibility for REMOXY.
•	In 2010, King resubmitted the REMOXY NDA with the FDA. In early 2011, Pfizer acquired King. References to Pfizer include references to Pfizer’s subsidiary King.
•

In 2011, Pfizer received a Complete Response Letter on the REMOXY NDA filed by King. Once again, FDA cited manufacturing issues (specifically, in vitro drug stability). Once again, the Complete Response Letter did not question REMOXY’s safety, clinical efficacy, abuse-deterrent properties or use of the reference listed drug.

•

From 2011-2014, Pfizer conducted fundamental investigations of the REMOXY formulation and its manufacture. As a result, Pfizer modified the REMOXY formulation and conducted successful studies to establish bioequivalence of the current formulation to the original formulation of REMOXY, to generate additional abuse-deterrent data and to provide manufacturing stability.

•	In 2014, Pfizer provided us with written notice of termination of its development of REMOXY. We and Pfizer agreed on an orderly transfer of all rights, data, IP, etc.

•	In 2015, we and Pfizer concluded the transfer of the REMOXY program. We believe Pfizer has transferred to us its data, materials, capital equipment and other assets related to REMOXY.
•	In 2015, we generated additional abuse-deterrent data, continued an on-going stability study and made other preparations necessary to resubmit the NDA for REMOXY with the FDA.
•	In March 2016, we resubmitted the NDA for REMOXY with the FDA.
•	In September 2016, we received a CRL from the FDA regarding the NDA for REMOXY.
•	In February 2017, we met with the FDA regarding REMOXY.

REMOXY Commercial Opportunity

The global opioid market has been estimated by third-parties to be valued at nearly $35 billion in 2015. By geography, North America dominates the market, with about 65% market share, or about $22 billion. REMOXY targets the multi-billion dollar marketplace for long-acting oxycodone. Despite these impressive commercial figures, we believe opioid abuse remains a serious, persistent problem for physicians and patients alike.

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

FENROCK is an early-stage drug candidate. Our goal with FENROCK is to make the fentanyl pain patch difficult to abuse yet provide 72 hours of steady pain relief when used appropriately by patients. We developed FENROCK in-house. We are currently working with outside collaborators on the development of a final formulation of FENROCK. We believe a final formulation may enable us to file an IND with the FDA.

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

The NIH awarded us a $1.7 million innovation grant in September 2015. This grant was awarded to us following an in-depth evaluation of PTI-125 for scientific and technical merit by academic, clinical and industry experts in neurological disorders. The NIH grant award enables us to fund and conduct pre-clinical studies around PTI-125.  We recently completed activities under the grant.  We expect results of these on-going studies, combined with other preclinical activities may enable us to file an IND with the FDA. We have received all $1.7 million of the grant from the NIH. The grant is subject to final reporting requirements in 2017.

We own exclusive, worldwide rights to PTI-125 without royalty or milestone obligations to any third party.

Strategy

We began developing ADFs over a decade ago. Since then our vision has remained the same: to develop novel ADF technology for opioid drugs. We submitted our first IND for an ADF opioid drug candidate in 2003. At that time, the FDA had no formal guidelines for ADFs, the public was generally unaware of opioid abuse and many prescribing physicians underappreciated the abuse potential of opioid drugs. Today, there is widespread public awareness of opioid drug abuse and FDA has issued formal regulatory guidance for the development of ADFs.

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

We also conduct basic research in collaboration with academic and other partners. Our research and development expenses were $7.3 million in 2014, $9.1 million in 2015 and $9.2 million in 2016.

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

Patents:  8,168,217; 8,153,152; 8,147,870;  8,133,507;  8,354,124;  8,415,401; 8,420,120;  8,974,821; 8,945,614; 8,951,556; 9,233,160; 9,517,271; 9,555,113; 9,339,463 and 9,572,885.

Our issued U.S. patent for REMOXY with the longest patent term extends to March 2034.  Outside the U.S., our granted patent with the longest patent term for REMOXY extends to 2028. Patents may have their term extended for various reasons including the grant of patent term adjustments, patent term extensions, or supplemental protection certificates, or may have their term shortened for various reasons including by terminal disclaimers. Certain U.S. patent applications and patent applications outside the U.S. are pending.

In addition, we use a unique and complex process to manufacture REMOXY. We also protect as trade secrets the significant pharmaceutical know-how and detailed knowledge of a complex supply chain to manufacture REMOXY.

REMOXY, REMOXY ER and FENROCK are trademarks of Pain Therapeutics, Inc.

Formulation Agreement with Durect Corporation

We have an exclusive, worldwide Development and License Agreement, or the Durect Agreement, with Durect to use a patented controlled-release technology that forms the basis for REMOXY.

Under the terms of the Durect Agreement, we are solely responsible for clinical development,  Durect is responsible for furnishing suitable laboratory facilities, equipment and personnel during pre-clinical phases of development and we and Durect are jointly responsible for certain pre-clinical activities.  We reimburse Durect’s expenses and have made milestone payments based on the achievement of certain clinical or regulatory milestones. We paid Durect approximately $40.3 million from the inception of the Durect Agreement to December 31, 2016. We could pay another $1.5 million milestone payment to Durect under the Durect Agreement.

We are obligated to pay Durect royalties on commercial sales of REMOXY. These royalties range from 6.0% to 11.5% of net sales, depending on the volume of sales of licensed products in a given calendar year.

The Durect Agreement terminates on a country-by-country basis upon the later of the expiration of the last to expire of the patents licensed under such agreement or a certain number of years following first commercial sale in such country. Currently, the last to expire patent covered by such agreement expires in 2034. However, such date may be extended by the issuance of any additional patents pursuant to pending patent applications. We can terminate the Durect Agreement with notice to Durect, and we and Durect can terminate such agreement under certain circumstances, including material breach and insolvency.

In December 2016, we removed the opioid drugs hydromorphone and oxymorphone (and only hydromorphone and oxymorphone) as licensed products under the Durect Agreement.  Removing these opioids from the Durect Agreement did not alter the terms of the Durect Agreement regarding REMOXY or otherwise amend the Durect Agreement.  All terms and conditions of the Durect Agreement remain in full force and effect with respect to REMOXY.

Prior Agreements with Pfizer

Between 2005 and 2014, Pfizer paid us a total of $290 million, including $155 million in upfront fees, $30 million in milestone payments and $105 million to reimburse expenses we incurred under the agreements we had with Pfizer. Pfizer has no further obligations to us. We have no further obligations to Pfizer, except that we will owe Pfizer a one-time payment of $200,000, payable at the time REMOXY is approved by the FDA, related to certain commercial manufacturing equipment we purchased from Pfizer.

Manufacturing

We do not own any manufacturing facilities. We outsource formulation, manufacturing and related activities to third-parties. Our sole supplier for commercial supplies of REMOXY was Mallinkcrodt Pharmaceuticals, or Mallinckrodt. In a letter dated February 21, 2017, Mallinckrodt informed us of their intention to no longer supply us with commercial supplies of REMOXY. We plan to negotiate with Mallinckrodt an orderly technology transfer from Mallinckrodt to an alternative third-party for commercial supplies of REMOXY.

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

We may not be able to replace a commercial supplier on commercially reasonable terms, or at all. Replacing any of our commercial suppliers will be expensive and time consuming. Further, if REMOXY is approved, our commercial suppliers may encounter difficulties in achieving high volumes of production to satisfy commercial demands. Failure by any of our suppliers to perform as expected could delay or prevent commercialization of REMOXY or result in shortages, cost overruns, or other problems and would materially harm our business.

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

Commercial drug supply agreement with Mallinckrodt

Until recently, we expected to rely on Mallinckrodt as the sole-source drug product manufacturer of REMOXY pursuant to an Amended and Restated Commercial Supply Agreement, or the Mallinckrodt Agreement. Pfizer and Mallinckrodt established the Mallinckrodt Agreement when Pfizer was responsible for commercialization of REMOXY. Pfizer assigned the Mallinckrodt Agreement to us upon the termination of the Pfizer Agreements. In addition to drug product manufacturing, Mallinckrodt was responsible for sourcing excipients in REMOXY other than those provided by the Durect Agreement.

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

Competition

Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established and future products in the relevant target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with our products. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary opioid formulations may include, but are not limited to, Purdue Pharma, Collegium, Inc., Pfizer, Roxane Laboratories, Mylan, Abbott Laboratories, Endo Pharmaceuticals, Teva Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals.

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

Employees

As of December 31, 2016, we had 9 employees. We engage consultants from time to time to perform services on retainer, a per diem or hourly basis.

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

We believe Pfizer has now transferred to us its data, materials, capital equipment and other assets related to REMOXY. Pfizer and the FDA had discussed and agreed to a regulatory plan to refile the NDA for REMOXY. The FDA had agreed that we may follow this plan for the NDA for REMOXY.

In March 2016, we resubmitted to the FDA the NDA for REMOXY. In April 2016, the FDA determined that the NDA for REMOXY was sufficiently complete to permit a substantive review. On May 19, 2016, we announced that the FDA planned to hold an Advisory Committee meeting to review the NDA for REMOXY. On July 1, 2016, we announced that the FDA had determined that an Advisory Committee meeting for REMOXY was unnecessary and would not be held.

In September 2016, we received a  CRL from the FDA on the resubmission of NDA for REMOXY.  The CRL informed us that the NDA for REMOXY could not be approved in its present form and specifies additional actions and data that are needed for drug approval. The CRL focuses on the abuse-deterrent properties of REMOXY and proposed drug labeling.

On February 13, 2017, we met with the FDA regarding REMOXY.  During this meeting, we reached agreement with the FDA on a roadmap to resubmit the NDA for REMOXY.  We expect to disclose details of this meeting, including timelines and additional data to be developed, after minutes of the meeting are issued.

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

Regulatory authorities may revise previous guidance or decide to ignore previous guidance at any time during the course of our clinical activities or after the completion of our clinical trials. Even with successful clinical safety and efficacy data, including such data from a clinical trial conducted pursuant to a Special Protocol Assessment, or SPA, we or our collaborators may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

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

We will need to identify a third-party to manufacture commercial supplies of REMOXY. Without a commercial manufacturer, we may not be able commercialize REMOXY. To date, we have not identified such third-party manufacturer and we may never find a viable source of commercial supplies of REMOXY. We expect to rely on such third party as the sole-source drug product manufacturer of REMOXY pursuant to a supply agreement. In addition to drug product manufacturing, this third-part manufacturer will need to be responsible for sourcing excipients in REMOXY other than those provided by the Durect Agreement. Failure for any reason to manufacture and supply REMOXY could delay or prevent commercialization of REMOXY or result in shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that would materially harm our business.

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

Although we were profitable in some years in the past based on payments received pursuant to collaboration agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $145.5 million at December 31, 2016. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future.

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

If we fail to meet continued listing standards of NASDAQ, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

On November 16, 2016, we received a letter from the Listing Qualifications staff of Nasdaq (the “Staff”) notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement (the “Minimum Price Requirement”) under NASDAQ’s Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar days following the date of the notification, or prior to May 15, 2017, the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Price Requirement. If we do not achieve compliance with the Minimum Price Requirement by May 15, 2017, we may be eligible for an additional 180 calendar day compliance period if we elect to transfer the listing of our common stock to the Nasdaq Capital Market, in order to take advantage of the additional compliance period offered on that market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Staff would notify us that our common stock would be subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist our common stock, which will defer the delisting process until after an appeal hearing. There can be no assurance such an appeal would be successful.

If we were unable to comply with these requirements, we could be delisted from trading on Nasdaq, and thereafter trading in our common stock, if any, may be conducted through the over-the-counter or other market. As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

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

As of December 31, 2016, there were 10.0 million shares available for issuance under the Capital on Demand Sales Agreement™ with JonesTrading Institutional Services, LLC, or the ATM Agreement. The sale of additional shares of common stock under the ATM Agreement would be dilutive to the outstanding shares of common stock. Dilution or potential dilution may contribute to our stockholders selling their shares, which would contribute to a downward movement in the stock price of our common stock.

There may not be an active, liquid trading market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on Nasdaq. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in December 2017.  We believe that our facilities are adequate and suitable for our current needs.

Item 3.Legal Proceedings

KB Partners I, L.P., Individually and On Behalf of All Others Similarly Situated v. Pain Therapeutics, Inc., Remi Barbier, Nadav Friedmann and Peter S. Roddy, No. 11-cv-01034 (W.D. Tex.)

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas alleging, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act.  At a preliminary settlement conference on September 1, 2016, the Court approved a Stipulated Settlement Agreement. Following a hearing on December 16, 2016, the Court issued its final approval for the Stipulated Settlement Agreement and administratively closed the docket.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on Nasdaq, under the symbol "PTIE." The following table sets forth the high and low sales prices per share of our common stock as reported on Nasdaq for the periods indicated.

	Sales Prices
	High	Low
Fiscal 2015:
First Quarter	$2.25	$1.65
Second Quarter	$3.65	$1.60
Third Quarter	$2.06	$1.53
Fourth Quarter	$2.02	$1.72
Fiscal 2016:
First Quarter	$2.40	$1.55
Second Quarter	$2.63	$1.95
Third Quarter	$3.00	$0.96
Fourth Quarter	$1.04	$0.51

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and, notwithstanding our special nondividend distributions in December 2012 (of $0.75 per share of common stock totaling $34.0 million) and December 2010 (of $2.00 per share of common stock totaling $85.7 million), we have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 12,  2017, there were approximately 47 holders of record of our common stock.

Performance Graph

The following line graph compares the percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index for the period commencing December 31, 2011.

The graph assumes that $100 was invested on December 31, 2011 in our common stock or an index, and that all dividends were reinvested. We have not declared or paid any dividends on our common stock other than the special nondividend distributions completed in 2012 and 2010. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.Selected Financial Data (in thousands except per share data)

The following selected financial data should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this report. The selected balance sheet data at December 31, 2016 and 2015 and the selected statement of operations data for 2016,  2015 and 2014 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2014,  2013 and 2012 and the statements of operations for 2013 and 2012 have been derived from our audited financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years ended December 31,
	2016	2015	2014	2013	2012
Statement of operations data:
Program fee revenue	$—	$—	$—	$41,119	$10,641
Collaboration revenue	—	—	—	—	249
Total revenue	—	—	—	41,119	10,890
Research and development expense	9,176	9,100	7,306	4,917	7,605
General and administrative expense	5,781	5,102	5,127	4,837	7,182
Total operating expenses	14,957	14,202	12,433	9,754	14,787
Operating income (loss)	(14,957)	(14,202)	(12,433)	31,365	(3,897)
Interest and other income, net	107	57	47	106	451
Income (loss) before provision for (benefit from) income taxes	(14,850)	(14,145)	(12,386)	31,471	(3,446)
Provision for (benefit from) income taxes	—	—	—	(73)	—
Net income (loss)	$(14,850)	$(14,145)	$(12,386)	$31,544	$(3,446)
Net income (loss) per share
Basic	$(0.33)	$(0.31)	$(0.27)	$0.70	$(0.08)
Diluted	$(0.33)	$(0.31)	$(0.27)	$0.70	$(0.08)
Weighted-average shares used in computing net income (loss) per share
Basic	45,638	45,356	45,269	45,007	44,753
Diluted	45,638	45,356	45,269	45,208	44,753

	December 31,
	2016	2015	2014	2013	2012
Balance sheet data:
Cash and cash equivalents	$16,615	$31,299	$40,590	$48,588	$49,355
Marketable securities	2,099	—	—	1,250	6,899
Working capital	18,405	29,140	39,979	48,302	46,508
Total assets	19,302	31,918	40,906	50,103	56,859
Deferred program fee revenue	—	—	—	—	41,119
Total liabilities	665	2,551	850	1,801	43,723
Total stockholders' equity	18,637	29,367	40,056	48,302	13,136

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

In particular, REMOXY’s thick, sticky, high-viscosity formulation may deter unapproved routes of drug administration. REMOXY targets the multi-billion dollar marketplace for long-acting formulations of oxycodone. We own exclusive, worldwide rights to REMOXY.

In March 2016, we resubmitted to the FDA the NDA for REMOXY. In April 2016, the FDA determined that the NDA for REMOXY was sufficiently complete to permit a substantive review. On May 19, 2016, we announced that the FDA planned to hold an Advisory Committee meeting to review the NDA for REMOXY. On July 1, 2016, we announced that the FDA had determined that an Advisory Committee meeting for REMOXY was unnecessary and would not be held.

In September 2016, we received a  CRL from the FDA on the resubmission of NDA for REMOXY.  The CRL informed us that the NDA for REMOXY could not be approved in its present form and specifies additional actions and data that are needed for drug approval. The CRL focuses on the abuse-deterrent properties of REMOXY and proposed drug labeling. The CRL makes no mention of clinical safety, drug efficacy, manufacturing, stability, bioequivalence or any other issues from a prior Complete Response Letter.

The CRL focuses on the actions and studies that are needed in order to obtain approval of REMOXY. In conducting the following studies, we expect to generally compare REMOXY with one or more commercially available oxycodone ER drug product:

•

To support a potential drug label claim against abuse by injection: Repeat an injectability/syringeability study using thin films of drug, smaller volumes of solvents, additional mixed solvents and alternative extraction methods and syringe filter.

•	To support a potential drug label claim against abuse by snorting: Conduct an intranasal abuse potential study in human volunteers.

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

On February 13, 2017, we met with the FDA regarding REMOXY.  During this meeting, we reached agreement with the FDA on a roadmap to resubmit the NDA for REMOXY. We expect to disclose details of this meeting, including timelines and additional data to be developed, after minutes of the meeting are issued.

The NDA includes five dosage strengths of REMOXY (5, 10, 20, 30, 40 mg). The proposed indication for REMOXY is “for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.”

The safety and clinical efficacy of REMOXY is supported by multiple studies, including a successful Phase III efficacy program conducted under a Special Protocol Assessment, or SPA.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $145.5 million at December 31, 2016. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years ended December 31,
	2016	2015	2014

Compensation	$3,561	$2,599	$3,468
Contractor fees and supplies	4,842	5,684	3,118
Other common costs	773	817	720
	$9,176	$9,100	$7,306

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas alleging, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act.  At a preliminary settlement conference on September 1, 2016, the Court approved a Stipulated Settlement Agreement. Following a hearing on December 16, 2016, the Court issued its final approval for the Stipulated Settlement Agreement and administratively closed the docket.

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

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. We multiply the number of Performance Awards by the fair market value of our common stock on the date of grant to calculate the fair value of each award. We estimate an implicit service period for achieving performance criteria for each award. We recognize the resulting fair value as expense over the implicit service period when we conclude that achieving the performance criteria is probable. We periodically review and update as appropriate our estimates of implicit service periods and determinations on achievement of the performance criteria. Performance Awards vest and common stock is issued upon achievement of the performance criteria.

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

Results of Operations

Years Ended December 31, 2016 and 2015

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses increased to $9.2 million in 2016 from $9.1 million in 2015,  primarily due to an increase in non-cash stock related compensation in 2016 compared to 2015, offset in part by receipt of NIH grant funding. During 2016, we received $1.5 million pursuant to an NIH grant that we recorded as a reduction to our research and development expenses.

Research and development expenses in 2016 included $1.8 million in non-cash stock related compensation expense,  including non-cash expense related to vesting of stock options and vesting of Performance Awards associated with the REMOXY NDA resubmission.  Research and development expenses in 2015 included $1.2 million in non-cash stock related compensation expense related to vesting of stock options.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense increased to $5.8 million in 2016 from $5.1 million in 2015 primarily due to an increase in non-cash stock related compensation in 2016 compared to 2015.

General and administrative expenses in 2016 included $2.6 million in non-cash stock related compensation expense, including non-cash expense related to vesting of stock options and vesting of Performance Awards associated with the REMOXY NDA resubmission. General and administrative expenses in 2015 included $2.3 million in non-cash stock related compensation expense.

We expect other general and administrative expense to increase over the next several years in connection with support of precommercialization and commercialization activities for our drug candidates. The increase may fluctuate from period to period due to the timing and scope of these activities and the results of clinical trials and preclinical studies.

Interest Income

Interest and other income, net, was  $0.1 million in both 2016 and 2015.  We expect our interest income to decrease in the future as we use cash to fund our operations.

Years Ended December 31, 2015 and 2014

Research and Development Expense

Research and development expense consists primarily of costs of development work associated with our drug candidates. Research and development expenses increased to $9.1 million in 2015 from $7.3 million in 2014,  primarily due to increased third-party spending on preparing the NDA resubmission for REMOXY. During 2015, we received $0.2 million pursuant to an NIH grant that we recorded as a reduction to our research and development expenses. Research and development expenses included $1.2 million in non-cash stock related compensation expense in 2015 and $1.6 million in non-cash stock related compensation expense in 2014.

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

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaborative agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2016, cash, cash equivalents and marketable securities were $18.7 million.

Net cash used in operating activities increased to  $12.2 million for 2016 from  $9.1 million for 2015 primarily due to lower accounts payable and accrued expenses at the end of 2016 compared to the end of 2015.

Net cash used by investing activities was $2.2 million for 2016 compared to $0.2 million for 2015. Investing activities for both years consisted primarily of the purchase and maturities of marketable securities.

Net cash used by financing activities of $0.3 million in 2016 resulted primarily from issuing shares of our common stock to employees for vested Performance Awards net of statutory employment taxes.

Realization of our deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance.

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2017. Future minimum lease payments are $0.1 million in 2017.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2016. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones.

We have an accumulated deficit of $145.5 million at December 31, 2016. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

As of December 31, 2016, there were 10.0 million shares available for issuance under the ATM Agreement. No shares were issued under the ATM Agreement in 2016 or 2015. We have deferred financing costs of $0.1 million paid in connection with entering into the ATM Agreement.

Off-balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2016 by approximately $2,000. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2016, our investments consisted of investments in commercial paper, corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pain Therapeutics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pain Therapeutics, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

March 7, 2017

PAIN THERAPEUTICS, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$16,615	$31,299
Marketable securities	2,099	—
Other current assets	356	392
Total current assets	19,070	31,691
Property and equipment, net	232	215
Other assets	—	12
Total assets	$19,302	$31,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$303	$1,034
Accrued development expense	27	894
Accrued compensation and benefits	335	623
Total current liabilities	665	2,551
Noncurrent liabilities	—	—
Total liabilities	665	2,551
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 46,141,935 and 45,756,117
shares issued and outstanding at December 31, 2016 and 2015, respectively	46	46
Additional paid-in capital	164,079	159,959
Accumulated other comprehensive income	—	—
Accumulated deficit	(145,488)	(130,638)
Total stockholders' equity	18,637	29,367
Total liabilities and stockholders' equity	$19,302	$31,918

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$9,176	$9,100	$7,306
General and administrative	5,781	5,102	5,127
Total operating expenses	14,957	14,202	12,433
Operating loss	(14,957)	(14,202)	(12,433)
Interest income	107	57	47
Net loss	$(14,850)	$(14,145)	$(12,386)
Net loss per share, basic and diluted	$(0.33)	$(0.31)	$(0.27)
Shares used in computing net loss per share, basic and diluted	45,638	45,356	45,269

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2016	2015	2014
Net loss	$(14,850)	$(14,145)	$(12,386)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	(1)	—
Comprehensive loss	$(14,850)	$(14,146)	$(12,386)

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

				Accumulated
				other		Total
	Common stock		Additional	comprehensive	Accumulated	stockholders'
	Shares	Par value	paid-in capital	income	deficit	equity
Balance at December 31, 2013	45,510,038	$45	$152,363	$1	$(104,107)	$48,302
Issuance of common stock pursuant to exercise of stock options	246,079	1	378	—	—	379
Non-cash stock-related compensation for:
Stock options for employees	—	—	3,619	—	—	3,619
Stock options for non-employees	—	—	142	—	—	142
Net loss	—	—	—	—	(12,386)	(12,386)
Balance at December 31, 2014	45,756,117	46	156,502	1	(116,493)	40,056
Non-cash stock-related compensation for:
Stock options for employees	—	—	3,453	—	—	3,453
Stock options for non-employees	—	—	4	—	—	4
Other comprehensive loss	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(14,145)	(14,145)
Balance at December 31, 2015	45,756,117	46	159,959	—	(130,638)	29,367
Non-cash stock-related compensation for:
Stock options for employees	—	—	3,467	—	—	3,467
Stock options for non-employees	—	—	25	—	—	25
Performance Awards and related non-cash stock-related compensation	485,000	—	842	—	—	842
Performance Awards related to statutory taxes	(99,182)	—	(214)	—	—	(214)
Net loss	—	—	—	—	(14,850)	(14,850)
Balance at December 31, 2016	46,141,935	$46	$164,079	$—	$(145,488)	$18,637

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows used in operating activities:
Net loss	$(14,850)	$(14,145)	$(12,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	4,334	3,457	3,761
Depreciation and amortization	58	45	15
Non-cash net interest income	(8)	(4)	(2)
Changes in operating assets and liabilities:
Other current assets	86	(87)	26
Other non-current assets	12	—	(12)
Accounts payable	(711)	841	(272)
Accrued development expense	(867)	869	(616)
Accrued compensation and benefits	(288)	(29)	(60)
Other current liabilities	—	—	(3)
Net cash used in operating activities	(12,234)	(9,053)	(9,549)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(75)	(195)	(80)
Purchases of marketable securities	(4,141)	(3,847)	(2,598)
Maturities of marketable securities	2,050	3,850	3,850
Net cash provided by (used in) investing activities	(2,166)	(192)	1,172
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net	—	—	379
Statutory taxes for net exercise of Performance Awards	(214)	—	—
Deferred financing costs	(70)	(46)	—
Net cash provided by (used in) financing activities	(284)	(46)	379
Net decrease in cash and cash equivalents	(14,684)	(9,291)	(7,998)
Cash and cash equivalents at beginning of the period	31,299	40,590	48,588
Cash and cash equivalents at end of the period	$16,615	$31,299	$40,590

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

Proceeds from Grants

We record proceeds from a grant from the NIH as a reduction to our research and development expenses.  We received $1.5 million in 2016 and $0.2 million in 2015 from this grant.

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

We include unrealized gains or losses on our investments as Accumulated other comprehensive income (loss) in the Stockholders’ equity section of our Balance Sheets. We include changes in net unrealized gains or losses in our Statements of Comprehensive Income (Loss). We would recognize significant realized gains and losses on a specific identification basis as other income in our Statements of Operations.

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

Net Loss per Share

Basic net loss per share is computed on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted net loss per share is computed on the basis of the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding equity awards and warrants. The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(14,850)	$(14,145)	$(12,386)
Denominator:
Shares used in computing net loss per share, basic and diluted	45,638	45,356	45,269
Net loss per share, basic and diluted	$(0.33)	$(0.31)	$(0.27)
Dilutive common shares excluded from net loss per share, diluted	17,745	17,421	10,625

We excluded weighted equity awards outstanding to purchase common stock from the calculation of diluted net loss per share because the effect of including these shares in this calculation would be anti-dilutive.

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

3.  Collaboration Agreements

Durect Corporation

We have an exclusive, worldwide Development and License Agreement, or the Durect Agreement, with Durect to use a patented controlled-release technology that forms the basis for REMOXY. Under the terms of the Durect Agreement, we are solely responsible for clinical development, Durect is responsible for furnishing suitable laboratory facilities, equipment and personnel during pre-clinical phases of development and we and Durect are jointly responsible for certain pre-clinical activities.  We reimburse Durect’s expenses and have made milestone payments based on the achievement of certain clinical or regulatory milestones.

4.  Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
December 31, 2016
Cash	$1,434	$—	$—	$1,434	$—	$1,434
Cash equivalents	12,783	—	—	12,783	—	12,783
Commercial paper	4,497	—	—	4,497	—	4,497
Corporate securities	—	—	—	—	—	—
	$18,714	$—	$—	$18,714	$—	$18,714
Reported as:
Cash and cash equivalents	$16,615	—	—	$16,615	$—	$16,615
Marketable securities	2,099	—	—	2,099	—	2,099
	$18,714	$—	$—	$18,714	$—	$18,714
Maturities:
Matures in one year or less	$18,714	$—	$—	$18,714	$—	$18,714
Matures one to three years	—	—	—	—	—	—
	$18,714	$—	$—	$18,714	$—	$18,714

December 31, 2015
Cash	$273	$—	$—	$273	$—	$273
Cash equivalents	22,630	—	—	22,630	—	22,630
Commercial paper	8,396	1	(1)	8,396	—	8,396
	$31,299	$1	$(1)	$31,299	$—	$31,299
Reported as:
Cash and cash equivalents	$31,299	$1	$(1)	$31,299	$—	$31,299
Marketable securities	—	—	—	—	—	—
	$31,299	$1	$(1)	$31,299	$—	$31,299
Maturities:
Matures in one year or less	$31,299	$1	$(1)	$31,299	$—	$31,299
Matures one to three years	—	—	—	—	—	—
	$31,299	$1	$(1)	$31,299	$—	$31,299

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value were (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2016
Cash and cash equivalents	$14,217	$—	$—	$14,217
Commercial paper	—	4,497	—	4,497
	$14,217	$4,497	$—	$18,714
December 31, 2015
Cash and cash equivalents	$22,903	$—	$—	$22,903
Commercial paper	—	8,396	—	8,396
	$22,903	$8,396	$—	$31,299

5.  Property and Equipment

Property and equipment includes furniture and equipment with a purchase value of $1.0 million at December 31, 2016 and $0.9 million at December 31, 2015. Depreciation is recognized using the straight-line method over the expected life of the property and equipment. Accumulated depreciation was $0.7 million at both December 31, 2016 and December 31, 2015. Depreciation and amortization expense was not significant in 2016, 2015 and 2014.

6.  Stockholders' Equity and Stock-Based Compensation

Preferred Stock

Our Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

2008 Equity Incentive Plan

Under our 2008 Equity Incentive Plan, or 2008 Equity Plan, our employees, directors and consultants may receive share-based awards, including grants of stock options and Performance Awards. Our Board of Directors or a designated Committee of the Board is responsible for administration of the 2008 Equity Plan and determines the terms and conditions of each option granted, consistent with the terms of the plan. The 2008 Equity Plan terminates in December 2017.

Share-based awards generally expire ten years from the date of grant. Cancelled stock options become available for reissuance. As of December 31, 2016, we have 3.4 million shares reserved and available to be issued under the 2008 Equity Incentive Plan.

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

When stock options or Performance Awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. We then use our cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Stock Options

The following summarizes information about stock option activity during 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Outstanding as of December 31, 2015	18,515,254	$3.75	5.1	$—
Granted	355,000	$2.36
Exercised	—	$—
Canceled	(1,825,767)	$4.87
Outstanding as of December 31, 2016	17,044,487	$3.60	4.8	$—
Vested and expected to vest at December 31, 2016	17,044,487	$3.60	4.8	$—
Exercisable at December 31, 2016	13,430,734	$3.89	3.8	$—

The following summarizes information about stock options at December 31, 2016 by a range of exercise prices:

		Options outstanding			Options exercisable
			Weighted
			average	Weighted		Weighted
		Number of	remaining	average	Number of	average
Range of exercise prices		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$1.72	$1.87	3,580,000	8.4	$1.81	1,384,165	$1.79
$2.03	$2.58	3,454,819	5.1	$2.45	2,767,527	$2.48
$2.69	$4.39	4,791,636	3.2	$3.69	4,717,469	$3.70
$4.59	$5.00	3,735,079	3.5	$4.87	3,111,329	$4.86
$5.20	$7.65	1,482,953	3.5	$7.12	1,450,244	$7.16
		17,044,487	4.8	$3.60	13,430,734	$3.89

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of our common stock. For options granted to employees and directors, we used certain factors to value each stock option granted, which resulted in a weighted average fair value of options granted during 2016, 2015 and 2014, as follows:

	2016	2015	2014
Volatility	72%	74% to 76%	68% to 74%
Risk-free interest rates	1% to 2%	1% to 2%	1% to 2%
Expected life of option	7 years	7 years	7 years
Dividend yield	zero	zero	zero
Forfeiture rate	zero	zero	zero
Weighted average fair value of stock options granted	$1.60	$1.29	$2.32

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

As of December 31, 2016, we expect to recognize compensation expense of $5.9 million related to non-vested options held by employees and directors over the weighted average remaining recognition period of 2.2 years.

Performance Awards

The following summarizes information about Performance Award activity during 2016:

Number of Performance Awards
Outstanding as of December 31, 2015	1,889,465
Granted	150,000
Vested Performance Awards	(485,000)
Canceled	—
Outstanding as of December 31, 2016	1,554,465

Vested Performance Awards resulted from the resubmission of the NDA for REMOXY. No outstanding Performance Awards are vested. If and when outstanding Performance Awards vest, we would recognize $4.7 million in non-cash stock-based compensation expense. These Performance Awards expire between 2022 and 2026.

Stock-Based Compensation Expense

The following summarizes information about non-cash stock-based compensation expense, in thousands:

	Years ended December 31,
	2016	2015	2014

Research and development
Vesting of stock options	$1,313	$1,198	$1,624
Vesting of Performance Awards	438	—	—
	1,751	1,198	1,624
General and administrative
Vesting of stock options	2,179	2,259	2,137
Vesting of Performance Awards	404	—	—
	2,583	2,259	2,137
Total non-cash stock-based compensation expenses
Vesting of stock options	3,492	3,457	3,761
Vesting of Performance Awards	842	—	—
	$4,334	$3,457	$3,761

Non-cash stock-related compensation expense related to vesting of Performance Awards was associated with the resubmission of the NDA for REMOXY.

Capital on Demand Sales Agreement

In December 2015, we entered into an Capital on Demand™ Sales Agreement with JonesTrading Institutional Services, or the ATM Agreement, relating to the offering of up to 10.0 million shares of our Common Stock in “at the market” offerings. We did not issue any shares under the ATM Agreement in 2016 or 2015. We deferred financing costs of $0.1 million at December 31, 2016 and 2015 paid in connection with entering into the ATM Agreement.

7.  Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2016, we have not made any matching contributions to the 401(k) plan.

8.  Income Taxes

We did not provide for income taxes in 2016 and 2015 because we had a net operating loss for tax purposes in those years and the tax benefit that would have resulted from the statutory rate was fully offset by the valuation allowance.

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We offset our deferred tax assets by a valuation allowance because we are uncertain about the timing and amount of any future profits. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$22,300	$17,100
Stock-related compensation	9,100	10,600
Research & development credit carryforwards	6,200	6,000
Other	200	500
	37,800	34,200
Valuation allowance	(37,800)	(34,200)
	$—	$—

As of the beginning of 2016, we increased both our net operating loss carryforwards and our valuation allowance by $0.9 million when we adopted ASU 2016-09 for certain tax deductions associated with stock option transactions greater than the stock-related compensation expense in our financial statements. The valuation allowance increased by $3.6 million in 2016 and $3.4 million in 2015.

Our pre-tax net operating loss carryforwards of $65.6 million are federal and expire between 2029 and 2036. As of December 31, 2016, we had federal research and development tax credits of approximately $10.4 million, which expire in the years 2023 through 2036.

Unrecognized tax benefits

We have unrecognized tax benefits related to tax credits. We added to our unrecognized tax benefits in 2016 and 2015 as follows (in thousands):

	2016	2015
Beginning balance	$4,000	$3,900
Additions based on tax positions related to the current year	200	100
Ending balance	$4,200	$4,000

9.  Leases and Commitments

We believe that our facilities are adequate and suitable for our current needs. We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in December 2017. Future minimum lease payments are $0.1 million in 2017.  Rent expense was $0.1 million in 2016, 2015 and 2014.

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

On December 2, 2011, a purported class action was filed against us and our executive officers in the U.S. District Court for the Western District of Texas alleging, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act.  At a preliminary settlement conference on September 1, 2016, the Court approved a Stipulated Settlement Agreement. Following a hearing on December 16, 2016, the Court issued its final approval for the Stipulated Settlement Agreement and administratively closed the docket.

11.  Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2016
Total revenue	$—	$—	$—	$—
Net loss	$(5,795)	$(3,015)	$(3,518)	$(2,522)
Basic and diluted net loss per share	$(0.13)	$(0.07)	$(0.08)	$(0.06)
2015
Total revenue	$—	$—	$—	$—
Net loss	$(2,583)	$(3,374)	$(3,671)	$(4,517)
Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.08)	$(0.10)
2014
Total revenue	$—	$—	$—	$—
Net loss	$(3,450)	$(3,246)	$(3,534)	$(2,156)
Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.08)	$(0.05)

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

Management’s annual report on internal control over financial reporting.  We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2016. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework  (2013 Framework).

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

Based on the COSO criteria, we believe our internal control over financial reporting as of December 31, 2016 was effective.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting. The attestation report of Ernst & Young LLP is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pain Therapeutics, Inc.

We have audited Pain Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Pain Therapeutic, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pain Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Pain Therapeutics, Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Pain Therapeutics, Inc. and our report dated March 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas
March 7, 2017

Item 9B.Other Information

None

PART III

Item 10.Directors and Executive Officers and Corporate Governance

The information regarding our directors, executive officers, director nomination process and the audit committee of our board of directors is incorporated by reference from "Directors and Executive Officers" in our Proxy Statement for our 2017 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater than ten percent (10%) stockholders are required to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2016.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	18,598,952	$3.30	3,761,917
Equity compensation plans not approved by stockholders	—	—	—
	18,598,952	$3.30	3,761,917

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

(b)Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2		Amended and Restated Bylaws.	10-Q	4/24/2013	3.2
4.1		Specimen Common Stock Certificate.	10-Q	7/29/2005	4.1
10.1	*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.	S-1	3/14/2000	10.1
10.2	*	1998 Equity Incentive Plan and form of agreements thereunder.	S-1	3/14/2000	10.5
10.3	*	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.	10-K	3/22/2002	10.5
10.4	+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.	10-K	2/24/2006	10.10
10.5	+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.	10-K	2/24/2006	10.11
10.6	*	2008 Equity Incentive Plan.	8-K	5/29/2008	10.1
10.7	*	Form of Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan.	10-Q	7/30/2008	10.2
10.8	*	Form of Performance Share Award Agreement under the 2008 Equity Incentive Plan.	10-Q	7/30/2008	10.3
10.9	*	Form of Restricted Stock Award Agreement under the 2008 Equity Incentive Plan.	10-Q	7/30/2008	10.4
10.10	*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan.	10-Q	7/30/2008	10.5

10.11	*	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.	10-K	2/13/2009	10.12
10.12	*	2000 Employee Stock Purchase Plan, as amended and restated.	10-Q	7/29/2010	10.1
10.13		Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.	10-Q	4/27/2011	10.1
10.14	*	Amendment Number 1 to the 2008 Equity Incentive Plan.	10-Q	8/1/2013	10.1
10.15	*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.	10-Q	8/1/2013	10.2
10.16		Second Amendment to Lease Agreement, dated as of April 8, 2014 between Registrant and StoneCliff Office, L.P.	10-Q	8/6/2014	10.1
10.17		Capital on Demand™ Sales Agreement, dated December 21, 2015 between Registrant and JonesTrading Institutional Services LLC.	8-K	12/22/2015	1.1
23.1		Consent of Independent Registered Public Accounting Firm.				X
24.1		Power of Attorney (included in the signature page to this report).				X
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS		XBRL Instance Document.				X
101.SCH		XBRL Taxonomy Extension Schema Document.				X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.				X
* Management contract, compensatory plan or arrangement.
+ Portions of this Exhibit are subject to a confidential treatment order.

(c)Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAIN THERAPEUTICS, INC.

By:/s/ REMI BARBIER

Remi Barbier

President, Chief Executive Officer and Chairman of the Board of Directors

Dated: March 7,  2017

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

Signature	Title	Date

/s/ REMI BARBIER	President, Chief Executive Officer and	March 7, 2017
Remi Barbier	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ PETER S. RODDY	Vice President and Chief Financial	March 7, 2017
Peter S. Roddy	Officer (Principal Financial and Accounting Officer) and Secretary

/s/ NADAV FRIEDMANN, PH.D., M.D.	Chief Operating and Medical Officer	March 7, 2017
Nadav Friedmann, Ph.D., M.D.	and Director

/s/ ROBERT Z. GUSSIN, PH.D.	Director	March 7, 2017
Robert Z. Gussin, Ph.D.

/s/ MICHAEL J. O'DONNELL, ESQ.	Director	March 7, 2017
Michael J. O'Donnell, Esq.

/s/ SAIRA RAMASASTRY	Director	March 7, 2017
Saira Ramasastry

/s/ SANFORD R. ROBERTSON	Director	March 7, 2017
Sanford R. Robertson

/s/ PATRICK SCANNON, M.D, PH.D.	Director	March 7, 2017
Patrick Scannon, M.D., Ph.D.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2		Amended and Restated Bylaws.	10-Q	4/24/2013	3.2
4.1		Specimen Common Stock Certificate.	10-Q	7/29/2005	4.1
10.1	*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.	S-1	3/14/2000	10.1
10.2	*	1998 Equity Incentive Plan and form of agreements thereunder.	S-1	3/14/2000	10.5
10.3	*	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.	10-K	3/22/2002	10.5
10.4	+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.	10-K	2/24/2006	10.10
10.5	+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.	10-K	2/24/2006	10.11
10.6	*	2008 Equity Incentive Plan.	8-K	5/29/2008	10.1
10.7	*	Form of Restricted Stock Unit Award Agreement under the 2008 Equity Incentive Plan.	10-Q	7/30/2008	10.2
10.8	*	Form of Performance Share Award Agreement under the 2008 Equity Incentive Plan.	10-Q	7/30/2008	10.3
10.9	*	Form of Restricted Stock Award Agreement under the 2008 Equity Incentive Plan.	10-Q	7/30/2008	10.4
10.10	*	Form of Stock Option Award Agreement under the 2008 Equity Incentive Plan.	10-Q	7/30/2008	10.5
10.11	*	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.	10-K	2/13/2009	10.12
10.12	*	2000 Employee Stock Purchase Plan, as amended and restated.	10-Q	7/29/2010	10.1
10.13		Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.	10-Q	4/27/2011	10.1
10.14	*	Amendment Number 1 to the 2008 Equity Incentive Plan.	10-Q	8/1/2013	10.1
10.15	*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.	10-Q	8/1/2013	10.2
10.16		Second Amendment to Lease Agreement, dated as of April 8, 2014 between Registrant and StoneCliff Office, L.P.	10-Q	8/6/2014	10.1
10.17		Capital on Demand™ Sales Agreement, dated December 21, 2015 between Registrant and JonesTrading Institutional Services LLC.	8-K	12/22/2015	1.1
23.1		Consent of Independent Registered Public Accounting Firm.				X
24.1		Power of Attorney (included in the signature page to this report).				X
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
* Management contract, compensatory plan or arrangement.
+ Portions of this Exhibit are subject to a confidential treatment order.