Form 10-Q
period 2017-03-31
PAIN THERAPEUTICS INC
filed 2017-04-26
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	46,141,935
Shares Outstanding as of April 24, 2017

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016(1)

ASSETS
Current assets:
Cash and cash equivalents	$17,264	$16,615
Marketable securities	—	2,099
Other current assets	126	356
Total current assets	17,390	19,070
Property and equipment, net	214	232
Total assets	$17,604	$19,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$573	$303
Accrued development expense	8	27
Accrued compensation and benefits	302	335
Total current liabilities	883	665
Noncurrent liabilities	—	—
Total liabilities	883	665
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	46	46
Additional paid-in capital	164,906	164,079
Accumulated other comprehensive income	—	—
Accumulated deficit	(148,231)	(145,488)
Total stockholders' equity	16,721	18,637
Total liabilities and stockholders' equity	$17,604	$19,302

 (1) Derived from the Company’s audited financial statements as of December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended
	March 31,
	2017	2016
Operating expenses:
Research and development	$1,388	$3,595
General and administrative	1,376	2,234
Total operating expenses	2,764	5,829
Operating loss	(2,764)	(5,829)
Interest income	21	34
Net loss	$(2,743)	$(5,795)
Net loss per share, basic and diluted	$(0.06)	$(0.13)
Shares used in computing net loss per share, basic and diluted	45,742	45,356

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended
	March 31,
	2017	2016
Net loss	$(2,743)	$(5,795)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	—
Comprehensive loss	$(2,743)	$(5,795)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	March 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(2,743)	$(5,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	827	1,710
Depreciation and amortization	18	14
Non-cash net interest income	(2)	(3)
Changes in operating assets and liabilities:
Other current assets	230	139
Accounts payable	270	9
Accrued development expense	(19)	(76)
Accrued compensation and benefits	(33)	860
Net cash used in operating activities	(1,452)	(3,142)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	—	—
Purchases of marketable securities	(399)	(1,497)
Sales of marketable securities	400	—
Maturities of marketable securities	2,100	—
Net cash provided by (used in) investing activities	2,101	(1,497)
Cash flows provided by (used in) financing activities:
Deferred financing costs	—	(46)
Net cash provided by (used in) financing activities	—	(46)
Net increase (decrease) in cash and cash equivalents	649	(4,685)
Cash and cash equivalents at beginning of the period	16,615	31,299
Cash and cash equivalents at end of the period	$17,264	$26,614

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

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

Proceeds from Grants

During the first three months of 2016, we received $0.3 million pursuant to a grant from the National Institutes of Health, or NIH, that we recorded as a reduction to our research and development expenses.

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

We include the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended
	March 31,
	2017	2016
Numerator:
Net loss	$(2,743)	$(5,795)
Denominator:
Shares used in computing net loss per share, basic and diluted	45,742	45,356
Net loss per share, basic and diluted	$(0.06)	$(0.13)
Dilutive common shares excluded from net loss per share, diluted	17,044	18,506

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
March 31, 2017
Cash	$463	$—	$—	$463	$—	$463
Cash equivalents	16,801	—	—	16,801	—	16,801
Commercial paper	—	—	—	—	—	—
	$17,264	$—	$—	$17,264	$—	$17,264
Reported as:
Cash and cash equivalents	$17,264	—	—	$17,264	$—	$17,264
Marketable securities	—	—	—	—	—	—
	$17,264	$—	$—	$17,264	$—	$17,264
Maturities:
Matures in one year or less	$17,264	$—	$—	$17,264	$—	$17,264
Matures one to three years	—	—	—	—	—	—
	$17,264	$—	$—	$17,264	$—	$17,264

December 31, 2016
Cash	$1,434	$—	$—	$1,434	$—	$1,434
Cash equivalents	12,783	—	—	12,783	—	12,783
Commercial paper	4,497	—	—	4,497	—	4,497
	$18,714	$—	$—	$18,714	$—	$18,714
Reported as:
Cash and cash equivalents	$16,615	—	—	$16,615	$—	$16,615
Marketable securities	2,099	—	—	2,099	—	2,099
	$18,714	$—	$—	$18,714	$—	$18,714
Maturities:
Matures in one year or less	$18,714	$—	$—	$18,714	$—	$18,714
Matures one to three years	—	—	—	—	—	—
	$18,714	$—	$—	$18,714	$—	$18,714

We did not realize any material gains or losses on our investments in marketable securities in 2017 or 2016. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2017
Cash and cash equivalents	$17,264	$—	$—	$17,264
Commercial paper	—	—	—	—
	$17,264	$—	$—	$17,264
December 31, 2016
Cash and cash equivalents	$14,217	$—	$—	$14,217
Commercial paper	—	4,497	—	4,497
	$14,217	$4,497	$—	$18,714

There were no transfers between Level 1, Level 2 and Level 3 in 2017 or 2016.

Note 4.  Equity and Stock-Based Compensation Expense

Stockholders’ equity activity in 2017

During 2017, our common stock outstanding and stockholders’ equity (in thousands) changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2016	46,141,935	$18,637
Non-cash stock-related compensation for:
Stock options for employees	—	825
Stock options for non-employees	—	2
Net loss	—	(2,743)
Balance at March 31, 2017	46,141,935	$16,721

Stock option and Performance Award activity in 2017

During 2017, stock options and unvested Performance Awards outstanding under our 2008 Equity Incentive Plan changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2016	17,044,487	1,554,465
Granted	—	—
Vested Performance Awards	—	—
Canceled	(221,877)	(103,053)
Outstanding as of March 31, 2017	16,822,610	1,451,412

The weighted average exercise price of options outstanding at March 31, 2017 was $3.61. As outstanding options vest over the current remaining vesting period of 2.1 years, we expect to recognize non-cash expense of $5.0 million. If and when outstanding Performance Awards vest, we would recognize non-cash expense of $4.4 million over the implicit service period.

Stock-based Compensation Expense in 2017

During 2017, our non-cash stock-related compensation expenses were as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Research and development
Vesting of stock options	$312	$346
Vesting of Performance Awards	—	409
	312	755
General and administrative
Vesting of stock options	515	570
Vesting of Performance Awards	—	385
	515	955
Total non-cash stock-based compensation expenses
Vesting of stock options	827	916
Vesting of Performance Awards	—	794
	$827	$1,710

Capital on Demand Sales Agreement

In December 2015, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services, or the ATM Agreement, relating to the offering of up to 10.0 million shares of our Common Stock in “at the market” offerings. We did not issue any shares under the ATM Agreement in 2017 or 2016. In March 2017, the ATM agreement expired and was not renewed.

Note 5.  Income Taxes

We did not provide for income taxes in the first quarter or first three months of 2017 because we have projected a net loss for the full year 2017.

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

	2017	Total
Minimum lease payments	$148	$148

Note 7.  Recently Issued Accounting Pronouncements

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•

actions and studies that are needed to potentially support obtaining approval of the New Drug Application, or NDA for REMOXY (oxycodone capsules CII) with label claims on routes of abuse, by the U.S. Food and Drug Administration, or FDA;

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

In particular, REMOXY’s thick, sticky, high-viscosity formulation may deter unapproved routes of drug administration, such as injection, snorting or smoking. REMOXY targets the multi-billion-dollar marketplace for long-acting formulations of oxycodone. We own exclusive, worldwide rights to REMOXY.

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

On February 13, 2017, we met with the FDA regarding REMOXY. During this meeting, an agreement was reached on additional studies that are needed for REMOXY’s regulatory approval. Following completion of these studies, we intend to have a pre-NDA meeting with the FDA, followed by resubmission of the REMOXY NDA, with an anticipated priority review, under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act.

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

We have yet to generate any revenues from product sales. We have an accumulated deficit of $148.2 million at March 31, 2017. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended
	March 31,
	2017	2016
Compensation	$727	$1,551
Contractor fees and supplies	455	1,920
Other common costs	206	124
	$1,388	$3,595

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

Results of Operations - Three months ended March 31, 2017 and 2016

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses decreased to $1.4 million in the first quarter of 2017 from $3.6 million in the first quarter of 2016, primarily due to  a decrease in activity related to the REMOXY in 2017.  Research and development expenses included  a non-cash stock-related compensation expense of $0.3 million in the first quarter of 2017 and $0.8 million in the first quarter of 2016.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expenses decreased to $1.4 million in the first quarter of 2017 from $2.2 million in the first quarter of 2016, primarily due to  a decrease in compensation expenses in the first quarter of 2017 compared to the first quarter of 2016. General and administrative expenses included  a non-cash equity-related compensation expense of $0.5 million in the first quarter of 2017 and $1.0 million in the first quarter of 2016.

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

Interest Income

Interest income decrease to $21,000 in the first quarter of 2017 from $34,000 in the first quarter of 2016.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2017, cash, cash equivalents and marketable securities were $17.3 million.

Net cash used in operating activities decreased to $1.5 million for the first quarter of 2017 from $3.1 million for the first quarter of 2016, primarily due to lower research and development expenses in the first quarter of 2017 compared to the first quarter of 2016, offset in part by changes in other balance sheet accounts.

Net cash provided by investing activities was $2.1 million for the first quarter of 2017 and net cash used in investing was $1.5 million for the first quarter of 2016. Investing activities in both 2017 and 2016 consisted primarily of purchases, sales and maturities of marketable securities.

Net cash used by financing activities was $46,000 in first quarter of 2016 resulted from cash used to pay expenses to establish in December 2015 an at-the-market equity program.

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

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires in December 2017.  Minimum lease payments are as follows (in thousands):

	2017	Total
Minimum lease payments	$148	$148

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2017. Our formulation agreement with Durect Corporation, or Durect, obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $148.2 million at March 31, 2017. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates would not affect the fair value of securities at March 31, 2017. To minimize  risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of March 31, 2017, our investments consisted of money market accounts with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer (as Principle Executive Officer and Principal Financial Officer) has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting. As previously announced, on February 14, 2017, Peter S. Roddy resigned, effective March 9, 2017, as Vice President, Chief Financial Officer and Secretary. Remi Barbier, President and Chief Executive Officer,  has assumed the role of Principal Financial Officer until such time as a new Chief Financial Officer is  appointed.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

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

In September 2016, we received a CRL from the FDA on the resubmission of NDA for REMOXY. The CRL informs that the NDA for REMOXY could be approved in its present form and specifies additional actions and data that are needed for drug approval. The CRL focuses on the abuse-deterrent properties of REMOXY and proposed drug labeling.

On February 13, 2017, we met with the FDA on the resubmission of NDA for REMOXY. During this meeting, an agreement was reached on additional studies that are needed for REMOXY’s regulatory approval. Following completion of these studies, we intend to have a pre-NDA meeting with the FDA, followed by resubmission of the REMOXY NDA, with an anticipated priority review, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.

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

We depend on the services of our key personnel, including Remi Barbier, our Chairman, President and Chief Executive Officer. On February 14, 2017, Peter S. Roddy resigned, effective March 9, 2017, as Vice President, Chief Financial Officer and Secretary. Remi Barbier, President and Chief Executive Officer, has assumed the role of Principal Financial Officer until such time as a new Chief Financial Officer is appointed.

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

We will need to identify a third-party to manufacture commercial supplies of REMOXY. Without a commercial manufacturer, we may not be able to commercialize REMOXY. To date, we have not identified such third-party manufacturer and we may never find viable source of commercial supplies of REMOXY. We expect to rely on such third-party as a sole-source drug product manufacturer of REMOXY pursuant to a supply agreement. In addition to drug product manufacturing, this third-part manufacturer will need to be responsible for sourcing excipients in REMOXY other than those provided by the Durect Agreement. Failure for any reason to manufacture and supply of REMOXY could delay or prevent commercialization of REMOXY or result in shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that would materially harm our business.

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

Although we were profitable in some years in the past based on payments received pursuant to collaboration agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $148.2 million at March 31, 2017. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits have been filed with this report:

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Amended and Restated Bylaws.	10-Q	4/24/2013	3.2
4.1	Specimen Common Stock Certificate.	10-Q	7/29/2005	4.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1

Certification of the Chief Executive Officer (as Principal Executive Officer and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: April 25,  2017

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Amended and Restated Bylaws.	10-Q	4/24/2013	3.2
4.1	Specimen Common Stock Certificate.	10-Q	7/29/2005	4.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1

Certification of the Chief Executive Officer (as Principal Executive Officer and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X