Form 10-Q
period 2017-06-30
PAIN THERAPEUTICS INC
filed 2017-08-09
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $23,116,543 computed by reference to the last sales price of $4.15 as reported on the NASDAQ Global Select Market, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2017.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	6,595,509
Shares Outstanding as of August 1, 2017

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$14,067	$16,615
Marketable securities	—	2,099
Other current assets	12	356
Total current assets	14,079	19,070
Property and equipment, net	190	232
Total assets	$14,269	$19,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$658	$303
Accrued development expense	32	27
Accrued compensation and benefits	309	335
Total current liabilities	999	665
Noncurrent liabilities	—	—
Total liabilities	999	665
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	7	7
Additional paid-in capital	165,654	164,118
Accumulated other comprehensive income	—	—
Accumulated deficit	(152,391)	(145,488)
Total stockholders' equity	13,270	18,637
Total liabilities and stockholders' equity	$14,269	$19,302

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$3,063	$1,589	$4,452	$5,184
General and administrative	1,103	1,455	2,478	3,689
Total operating expenses	4,166	3,044	6,930	8,873
Operating loss	(4,166)	(3,044)	(6,930)	(8,873)
Interest income	6	29	27	63
Net loss	$(4,160)	$(3,015)	$(6,903)	$(8,810)
Net loss per share, basic and diluted	$(0.64)	$(0.46)	$(1.06)	$(1.35)
Shares used in computing net loss per share, basic and diluted	6,537	6,530	6,536	6,505

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(4,160)	$(3,015)	$(6,903)	$(8,810)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	—	—	—
Comprehensive loss	$(4,160)	$(3,015)	$(6,903)	$(8,810)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,903)	$(8,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,536	2,644
Depreciation and amortization	34	28
Non-cash net interest income	(2)	(3)
Changes in operating assets and liabilities:
Other current assets	344	323
Accounts payable	363	(656)
Accrued development expense	5	(253)
Accrued compensation and benefits	(26)	311
Net cash used in operating activities	(4,649)	(6,416)
Cash flows from investing activities:
Purchases of property and equipment	—	—
Purchases of marketable securities	(399)	(1,497)
Sales of marketable securities	400	—
Maturities of marketable securities	2,100	1,500
Net cash provided by investing activities	2,101	3
Cash flows from financing activities:
Cash used for statutory taxes for net exercise of Performance Awards	—	(214)
Deferred financing costs	—	(46)
Net cash used in financing activities	—	(260)
Net decrease in cash and cash equivalents	(2,548)	(6,673)
Cash and cash equivalents at beginning of period	16,615	31,299
Cash and cash equivalents at end of period	$14,067	$24,626

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

On November 16, 2016, we received a letter from the Listing Qualifications staff of Nasdaq (the “Staff”) notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement (the “Minimum Price Requirement”) under NASDAQ’s Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar days following the date of the notification, or prior to May 15, 2017, the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance. On May 24, 2017, we received a letter from the Staff indicating that the we had regained compliance with the $1.00 minimum closing bid requirement following completion of the reverse stock split described below.

On May 4, 2017, following stockholder approval, our board of directors approved a reverse stock split ratio of 7-for-1. On May 4, 2017, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation to effect the 7-for-1 reverse stock split of our outstanding shares of common stock. The number of outstanding shares of common stock on the date of the reverse split was reduced from 46.1 million to 6.6 million shares. Our common stock began trading on the NASDAQ Global Market on a split-adjusted basis when the market opened for trading on May 10, 2017. As a result, all common stock share amounts included in these condensed consolidated financial statements have been retroactively reduced by a factor of seven, and all common stock per share amounts have been increased by a factor of seven, with the exception of our common stock par value.

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

Proceeds from Grants

During the first six months of 2017 and 2016, we received $0.1 million and $0.9 million respectively, pursuant to a grant from the National Institutes of Health, or NIH, that we recorded as a reduction to our research and development expenses.

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

We include the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(4,160)	$(3,015)	$(6,903)	$(8,810)
Denominator:
Shares used in computing net loss per share, basic and diluted	6,537	6,530	6,536	6,505
Net loss per share, basic and diluted	$(0.64)	$(0.46)	$(1.06)	$(1.35)
Dilutive common shares excluded from net loss per share, diluted	2,369	2,605	2,402	2,625

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities are as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
June 30, 2017
Cash	$107	$—	$—	$107	$—	$107
Cash equivalents	13,960	—	—	13,960	—	13,960
Commercial paper	—	—	—	—	—	—
	$14,067	$—	$—	$14,067	$—	$14,067
Reported as:
Cash and cash equivalents	$14,067	—	—	$14,067	$—	$14,067
Marketable securities	—	—	—	—	—	—
	$14,067	$—	$—	$14,067	$—	$14,067
Maturities:
Matures in one year or less	$14,067	$—	$—	$14,067	$—	$14,067
Matures one to three years	—	—	—	—	—	—
	$14,067	$—	$—	$14,067	$—	$14,067

December 31, 2016
Cash	$1,434	$—	$—	$1,434	$—	$1,434
Cash equivalents	12,783	—	—	12,783	—	12,783
Commercial paper	4,497	—	—	4,497	—	4,497
	$18,714	$—	$—	$18,714	$—	$18,714
Reported as:
Cash and cash equivalents	$16,615	—	—	$16,615	$—	$16,615
Marketable securities	2,099	—	—	2,099	—	2,099
	$18,714	$—	$—	$18,714	$—	$18,714
Maturities:
Matures in one year or less	$18,714	$—	$—	$18,714	$—	$18,714
Matures one to three years	—	—	—	—	—	—
	$18,714	$—	$—	$18,714	$—	$18,714

We did not realize any material gains or losses on our investments in marketable securities during the first half of 2017 and 2016. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2017
Cash and cash equivalents	$14,067	$—	$—	$14,067
Commercial paper	—	—	—	—
	$14,067	$—	$—	$14,067
December 31, 2016
Cash and cash equivalents	$14,217	$—	$—	$14,217
Commercial paper	—	4,497	—	4,497
	$14,217	$4,497	$—	$18,714

There were no transfers between Level 1, Level 2 and Level 3 during the first half of 2017 and 2016.

Note 4.  Equity and Stock-Based Compensation Expense

Stockholders’ equity activity in 2017

During the first half of 2017, our common stock outstanding and stockholders’ equity (in thousands) changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2016	6,591,705	$18,637
Non-cash stock-related compensation for:
Stock options for employees	—	1,531
Stock options for non-employees	—	5
Issuance of common stock pursuant to 7 for 1 Reverse Stock Split	3,804	—
Net loss	—	(6,903)
Balance at June 30, 2017	6,595,509	$13,270

Stock option and Performance Award activity in 2017

During the first half of 2017, stock options and unvested Performance Awards outstanding under our 2008 Equity Incentive Plan changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2016	2,434,829	222,060
Granted	93,210	—
Vested Performance Awards	—	—
Forfeited/expired	(294,224)	(14,723)
Outstanding as of June 30, 2017	2,233,815	207,337

The weighted average exercise price of options outstanding at June 30, 2017 was $23.44. As outstanding options vest over the current remaining vesting period of 2.3 years, we expect to recognize non-cash expense of $4.4 million. If and when outstanding Performance Awards vest, we would recognize non-cash expense of $4.4 million over the implicit service period.

m

Stock-based Compensation Expense in 2017

During the first half of 2017, our non-cash stock-related compensation expenses were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development
Vesting of stock options	$289	$354	$601	$700
Vesting of Performance Awards	—	—	—	409
	289	354	601	1,109
General and administrative
Vesting of stock options	420	580	935	1,150
Vesting of Performance Awards	—	—	—	385
	420	580	935	1,535
Total non-cash stock-based compensation expenses
Vesting of stock options	709	934	1,536	1,850
Vesting of Performance Awards	—	—	—	794
	$709	$934	$1,536	$2,644

Capital on Demand Sales Agreement

In December 2015, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services, or the ATM Agreement, relating to the offering of up to 10.0 million shares of our Common Stock in “at the market” offerings. We did not issue any shares under the ATM Agreement during the first half of 2017 or 2016. In March 2017, the ATM Agreement expired and was not renewed.

Note 5.  Income Taxes

We did not provide for income taxes in the second quarter or first half of 2017 because we have projected a net loss for the full year 2017.

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

We have yet to generate any revenues from product sales. We have an accumulated deficit of $152.4 million at June 30, 2017. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Compensation	$714	$808	$1,441	$2,359
Contractor fees and supplies	2,166	612	2,622	2,532
Other common costs	183	169	389	293
	$3,063	$1,589	$4,452	$5,184

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

Results of Operations – Three and Six Months ended June 30, 2017 and 2016

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses for the three months ended June 30, 2017 were $3.1 million compared to $1.6 million in the prior year period. The increase was primarily due to the increased clinical trial activities in the second quarter of 2017 related to REMOXY NDA resubmission.

Research and development expenses for the six months ended June 30, 2017 were $4.5 million compared to $5.2 million in the prior year period. The decrease was primarily due to a decrease in compensation and Performance Awards related compensation expenses in the first half of 2017 as compared to the first half of 2016, and was offset in part by increased expenses related to the REMOXY NDA resubmission.

Research and development expenses included non-cash stock-related compensation expenses of $0.3 million in the three months ended June 30, 2017 compared to $0.4 million in the prior year period. Non-cash stock-related compensation expenses were $0.6 million in the six months ended June 30, 2017 compared to $1.1 million in the prior year period.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expenses for the three months ended June 30, 2017 were $1.1 million compared to $1.5 million in the prior year period. The decrease was primarily due to a decrease in compensation expenses related to the departure of our CFO in March 2017.

General and administrative expenses for the six months ended June 30, 2017 were $2.5 million compared to $3.7 million in the prior year period.  The decrease was primarily related to a decrease in compensation expenses due to the departure of our CFO in March 2017, and was offset in part by Performance Awards related compensation expenses in the first half of 2016.

General and administrative expenses included non-cash stock-related compensation expenses of $0.4 million in the three months ended June 30, 2017 compared to $0.6 million in the prior year period.  Non-cash stock-related compensation expenses were $0.9 million in the six months ended 2017 compared to $1.5 million in the prior year period.

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

Interest Income

Interest income for the three months ended June 30, 2017 was $6,000 compared to $29,000 in the prior year period.  During the six months ended June 30, 2017, interest income was $27,000 compared to $63,000 in the prior year period. The decreases in both periods were primarily due to a lower prevailing interest rate on our investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2017, cash and cash equivalents were $14.1 million.

Net cash used in operating activities during the six months ended June 30, 2017 was $4.7 million compared to $6.4 million in the prior year period. The decrease was primarily due to lower research and development expenses in the first half of 2017 compared to the first half of 2016, offset in part by changes in other balance sheet accounts.

Net cash provided by investing activities during the six months ended June 30, 2017 was $2.1 million compared to $3,000 during the prior year period. Investing activities in both 2017 and 2016 consisted primarily of purchases, sales and maturities of marketable securities.

Net cash used by financing activities during the six months ended June 30, 2016 was $0.3million which resulted from cash used to pay statutory taxes for net exercise of vested  Performance Awards during the first half of 2016.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2017. Our formulation agreement with Durect Corporation, or Durect, obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $152.4 million at June 30, 2017. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates would not affect the fair value of securities at June 30, 2017. To minimize  risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of June 30, 2017, our investments consisted of money market accounts with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

In September 2016, we received a CRL from the FDA on the resubmission of the NDA for REMOXY. The CRL informs that the NDA for REMOXY could not be approved in its present form and specifies additional actions and data that are needed for drug approval. The CRL focuses on the abuse-deterrent properties of REMOXY and proposed drug labeling.

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

Although we were profitable in some years in the past based on payments received pursuant to collaboration agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $152.4 million at June 30, 2017. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future.

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

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from The NASDAQ Global Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The NASDAQ Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the NASDAQ listing requirements in the future, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum market value of listed securities requirement, NASDAQ could determine to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. On November 16, 2016, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market (the “Staff”) indicating that, for the previous 30 consecutive business days, the bid price for our common stock closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market. The notification letter stated that we would be afforded 180 calendar days, or until May 15, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, on May 4, 2017, our board of directors and stockholders approved the Charter Amendment to effect the Reverse Stock Split. On May 10, 2017, our common stock began trading on The NASDAQ Global Market on a split-adjusted basis at a ratio of 1 share for 7. On May 24, 2017, we received a letter from the Staff indicating that we had regained compliance with the $1.00 minimum closing bid price requirement. Despite effecting the Reverse Stock Split, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum closing bid price requirement in the future. The continuing effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied.

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

The stock market in general, Nasdaq and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: August 9, 2017

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