Form 10-Q
period 2017-09-30
PAIN THERAPEUTICS INC
filed 2017-11-01
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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
Shares Outstanding as of October 27, 2017

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$11,916	$16,615
Marketable securities	—	2,099
Other current assets	288	356
Total current assets	12,204	19,070
Property and equipment, net	173	232
Total assets	$12,377	$19,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$712	$303
Accrued development expense	—	27
Accrued compensation and benefits	298	335
Total current liabilities	1,010	665
Noncurrent liabilities	—	—
Total liabilities	1,010	665
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	7	7
Additional paid-in capital	166,342	164,118
Accumulated other comprehensive income	—	—
Accumulated deficit	(154,982)	(145,488)
Total stockholders' equity	11,367	18,637
Total liabilities and stockholders' equity	$12,377	$19,302

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$1,619	$2,657	$6,071	$7,841
General and administrative	977	884	3,455	4,573
Total operating expenses	2,596	3,541	9,526	12,414
Operating loss	(2,596)	(3,541)	(9,526)	(12,414)
Interest income	6	23	33	86
Net loss	$(2,590)	$(3,518)	$(9,493)	$(12,328)
Net loss per share, basic and diluted	$(0.40)	$(0.54)	$(1.45)	$(1.89)
Shares used in computing net loss per share, basic and diluted	6,538	6,535	6,537	6,515

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(2,590)	$(3,518)	$(9,493)	$(12,328)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	1	—	1
Comprehensive loss	$(2,590)	$(3,517)	$(9,493)	$(12,327)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,493)	$(12,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	2,223	3,489
Depreciation and amortization	51	41
Non-cash net interest income	(2)	(3)
Changes in operating assets and liabilities:
Other current assets	68	(18)
Accounts payable	417	49
Accrued development expense	(27)	(150)
Accrued compensation and benefits	(37)	(283)
Net cash used in operating activities	(6,800)	(9,203)
Cash flows from investing activities:
Purchases of property and equipment	—	(76)
Purchases of marketable securities	(399)	(2,046)
Sales of marketable securities	400	—
Maturities of marketable securities	2,100	1,500
Net cash provided (used in) investing activities	2,101	(622)
Cash flows from financing activities:
Cash used for statutory taxes for net exercise of Performance Awards	—	(214)
Deferred financing costs	—	(46)
Net cash used in financing activities	—	(260)
Net decrease in cash and cash equivalents	(4,699)	(10,085)
Cash and cash equivalents at beginning of period	16,615	31,299
Cash and cash equivalents at end of period	$11,916	$21,214

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General

Pain Therapeutics, Inc. develops proprietary drugs that offer significant improvements to patients and healthcare professionals. We generally focus our drug development efforts on disorders of the nervous system.

In the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics, Inc. in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months  ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2017.  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.

On November 16, 2016, we received a letter from the Listing Qualifications staff of Nasdaq (the “Staff”) notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement (the “Minimum Price Requirement”) under NASDAQ’s Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar days following the date of the notification, or prior to May 15, 2017, the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, the Staff will provide us with written confirmation of compliance. On May 24, 2017, we received a letter from the Staff indicating that we had regained compliance with the $1.00 minimum closing bid requirement following completion of the reverse stock split described below.

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

Proceeds from Grants

During the nine  months ended September 30, 2017 and 2016, we received $0.9 million and $1.3 million respectively, pursuant to a grant from the National Institutes of Health, or NIH, that we recorded as a reduction to our research and development expenses.

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

We include the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(2,590)	$(3,518)	$(9,493)	$(12,328)
Denominator:
Shares used in computing net loss per share, basic and diluted	6,538	6,535	6,537	6,515
Net loss per share, basic and diluted	$(0.40)	$(0.54)	$(1.45)	$(1.89)
Dilutive common shares excluded from net loss per share, diluted	2,436	2,432	2,414	2,565

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
September 30, 2017
Cash	$451	$—	$—	$451	$—	$451
Cash equivalents	11,465	—	—	11,465	—	11,465
Commercial paper	—	—	—	—	—	—
	$11,916	$—	$—	$11,916	$—	$11,916
Reported as:
Cash and cash equivalents	$11,916	—	—	$11,916	$—	$11,916
Marketable securities	—	—	—	—	—	—
	$11,916	$—	$—	$11,916	$—	$11,916
Maturities:
Matures in one year or less	$11,916	$—	$—	$11,916	$—	$11,916
Matures one to three years	—	—	—	—	—	—
	$11,916	$—	$—	$11,916	$—	$11,916

December 31, 2016
Cash	$1,434	$—	$—	$1,434	$—	$1,434
Cash equivalents	12,783	—	—	12,783	—	12,783
Commercial paper	4,497	—	—	4,497	—	4,497
	$18,714	$—	$—	$18,714	$—	$18,714
Reported as:
Cash and cash equivalents	$16,615	—	—	$16,615	$—	$16,615
Marketable securities	2,099	—	—	2,099	—	2,099
	$18,714	$—	$—	$18,714	$—	$18,714
Maturities:
Matures in one year or less	$18,714	$—	$—	$18,714	$—	$18,714
Matures one to three years	—	—	—	—	—	—
	$18,714	$—	$—	$18,714	$—	$18,714

We did not realize any material gains or losses on our investments in marketable securities during the nine months ended September 30, 2017 and 2016. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2017
Cash and cash equivalents	$11,916	$—	$—	$11,916
Commercial paper	—	—	—	—
	$11,916	$—	$—	$11,916
December 31, 2016
Cash and cash equivalents	$14,217	$—	$—	$14,217
Commercial paper	—	4,497	—	4,497
	$14,217	$4,497	$—	$18,714

The transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 was primarily due to the sale of the marketable securities.

Note 4.  Equity and Stock-Based Compensation Expense

Stockholders’ equity activity in 2017

During the nine months ended September 30, 2017, our common stock outstanding and stockholders’ equity

(in thousands) changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2016	6,591,705	$18,637
Non-cash stock-related compensation for:
Stock options for employees	—	2,212
Stock options for non-employees	—	11
Issuance of common stock pursuant to 7 for 1 Reverse Stock Split	3,804	—
Net loss	—	(9,493)
Balance at September 30, 2017	6,595,509	$11,367

Stock option and Performance Award activity in 2017

During the nine months ended September 30, 2017, stock options and unvested Performance Awards outstanding under our 2008 Equity Incentive Plan changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2016	2,435,249	222,060
Granted	653,210	—
Vested Performance Awards	—	—
Forfeited/expired	(417,059)	(14,723)
Outstanding as of September 30, 2017	2,671,400	207,337

The weighted average exercise price of options outstanding at September 30, 2017 was $18.92. As outstanding options vest over the current remaining vesting period of  3.2 years, we expect to recognize non-cash expense of $5.2 million. If and when outstanding Performance Awards vest, we would recognize non-cash expense of $4.4 million over the implicit service period.

Stock-based Compensation Expense in 2017

During the three and nine months  ended September 30, 2017 and 2016, our non-cash stock-related compensation expenses were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development
Vesting of stock options	$286	$318	$887	$997
Vesting of Performance Awards	—	—	—	430
	286	318	887	1,427
General and administrative
Vesting of stock options	402	527	1,336	1,658
Vesting of Performance Awards	—	—	—	404
	402	527	1,336	2,062
Total non-cash stock-based compensation expenses
Vesting of stock options	688	845	2,223	2,655
Vesting of Performance Awards	—	—	—	834
	$688	$845	$2,223	$3,489

Capital on Demand Sales Agreement

In December 2015, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services, or the ATM Agreement, relating to the offering of up to 10.0 million shares of our Common Stock in “at the market” offerings. We did not issue any shares under the ATM Agreement during the nine months of 2017 or 2016. In March 2017, the ATM Agreement expired and was not renewed.

Note 5.  Income Taxes

We did not provide for income taxes during the three and nine months ended September 30, 2017 because we have projected a net loss for the full year 2017.

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

Overview

Pain Therapeutics, Inc. develops proprietary drugs that offer significant improvements to patients and healthcare professionals. We generally focus our drug development efforts on disorders of the nervous system.

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

REMOXY

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

 Alzheimer's Disease and PTI-125

PTI-125 is an oral, small molecule, early-stage drug candidate that was designed in-house and characterized by outside collaborators.  We plan to develop PTI-125 as a treatment for Alzheimer’s Disease.

Alzheimer’s Disease (AD) is a progressive brain disorder that slowly destroys memory and thinking skills, and eventually the ability to carry out the simplest tasks.  There is no approved drug therapy to reverse, or even halt, the course of AD.  PTI-125 has been shown to significantly improve AD neuropathology in mouse models of the disease and in post-mortem brain tissue from AD patients, including receptor dysfunctions, neuroinflammation, tau hyperphosphorylation, insulin resistance and plaques and tangles that are hallmarks of AD.  To date, the underlying science for PTI-125 has been published in Journal of Neuroscience, Neurobiology of Aging, Journal of Biological Chemistry, PLOS-One and other peer-reviewed scientific journals.

In June 2017, we announced that the National Institutes of Health (NIH) had awarded us an approximately $1.7 million research grant to study PTI-125 in Alzheimer’s Disease.  This NIH research grant has enabled us to begin testing PTI-125 in human subjects.

In September 2017, we announced that the NIH had awarded an approximately $1.8 million research grant to support innovative technology we have developed to diagnose Alzheimer’s disease with a simple blood test.

Our NIH grants for PTI-125 are multi-year, milestone-based awards.  NIH has no obligation to continue funding for PTI-125 beyond the terms of the two grant awards.

Pain Therapeutics owns worldwide commercial rights to PTI-125 and related technology, without royalty or milestone obligations to any third-parties.

FENROCK™

FENROCK is a transdermal patch that contains the prescription drug fentanyl to manage severe pain and incorporates novel abuse-deterrent technology.  FENROCK is an early-stage drug candidate that was designed in-house and characterized by outside collaborators.

In September 2017, we announced that the National Institute on Drug Abuse (NIDA).had awarded us a research and development grant of approximately $2.2 million.  This grant award provides us with a path forward to develop FENROCK, a drug candidate for severe pain.

Our NIH grant for FENROCK is a multi-year, milestone-based award.  NIH has no obligation to continue funding for FENROCK beyond the term of the grant award.

Pain Therapeutics owns worldwide commercial rights to FENROCK and related technology, without royalty or milestone obligations to any third-parties.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $155 million at September 30, 2017. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Compensation	$697	$479	$2,138	$2,838
Contractor fees and supplies	789	1,814	3,410	4,346
Other common costs	133	364	523	657
	$1,619	$2,657	$6,071	$7,841

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

Results of Operations –  Three and nine months  ended September 30, 2017 and 2016

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses for the three months ended September 30, 2017 decreased to $1.6 million, respectively, from $2.7 million for the same period in 2016, primarily due to  a decrease in REMOXY related expenses and the receipt of grant funding from the National Institutes of Health, recorded as a reduction in research and development expenses.

Research and development expenses for the nine months ended September 30, 2017 decreased to $6.1 million, respectively, from $7.8 million for the same period in 2016, primarily due to decreases in REMOXY related expenses and compensation expenses related to Performance Awards in the nine months ended September 30, 2017 as compared to the same period in 2016.

Research and development expenses included non-cash stock-related compensation expenses of $0.3 million in both three months ended September 30, 2017 and 2016. Non-cash stock-related compensation expenses were $0.9 million in the nine months ended September 30, 2017 compared to $1.4 million for the same period in 2016.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expenses slightly increased to $1.0 million in the three months ended September 30, 2017 from $0.9 million for the same period in 2016.

General and administrative expenses for the nine months ended September 30, 2017 decreased to $3.5 million respectively, from $4.6 million for the same period in 2016, primarily due to decreases in compensation expense related to Performance Awards and the departure of our CFO in March 2017 in the nine months ended September 30, 2017 as compared to the same period in 2016.

General and administrative expenses included non-cash stock-related compensation expenses of $0.4 million in the three months ended September 30, 2017 compared to $0.5 million for the same period in 2016.  Non-cash stock-related compensation expenses were $1.3 million in the nine months ended 2017 compared to $2.1 million for the same period in 2016.

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

Interest Income

Interest income for the three months ended September 30, 2017 was $6,000 compared to $23,000 for the same period in 2016.  During the nine months ended September 30, 2017, interest income was $33,000 compared to $86,000 the same period in 2016.  The decreases in both periods were primarily due to a lower prevailing interest rate on our investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2017, cash and cash equivalents were  $11.9 million.

Net cash used in operating activities during the nine months ended September 30, 2017 was $6.8 million compared to $9.2 million for the same period in 2016. The decrease was primarily due to lower research and development expenses during the nine months ended September 30, 2017 compared to the same period in 2016, offset in part by changes in other balance sheet accounts.

Net cash provided by investing activities during the nine months ended September 30, 2017 was $2.1 million compared to $0.6 million net cash used by investing activities for the same period in 2016. Investing activities in both 2017 and 2016 consisted primarily of purchases, sales and maturities of marketable securities.

Net cash used by financing activities during the nine months ended September 30, 2016 was $0.3 million which resulted from cash used to pay statutory taxes for net exercise of vested  Performance Awards.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2017. Our formulation agreement with Durect Corporation, or Durect, obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $155 million at September 30, 2017. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates would not affect the fair value of securities at September 30, 2017. To minimize  risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of September 30, 2017, our investments consisted of money market accounts with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the NASDAQ Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.

We use information technology, computer systems and networks to process, transmit and store electronic information in connection with our business activities. Cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency, scope and sophistication in every industry. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, and may cause a disruption in our operations, harm our reputation and increase our stock trading risk. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our third-party collaborators, distributors and other contractors and consultants will be successful in protecting our data that is stored on their systems. Any cyberattack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

Although we were profitable in some years in the past based on payments received pursuant to collaboration agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of  $155 million at September 30, 2017. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future.

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

Our common stock is currently listed on The NASDAQ Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the NASDAQ listing requirements in the future, such as the corporate governance requirements, the minimum closing bid price requirement, the minimum market value of listed securities requirement, total assets and total revenues, net income from continuing operations, the number of publicly held shares or any other NASDAQ requirements. NASDAQ could determine to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. On November 16, 2016, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market (the “Staff”) indicating that, for the previous 30 consecutive business days, the bid price for our common stock closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market. The notification letter stated that we would be afforded 180 calendar days, or until May 15, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, on May 4, 2017, our board of directors and stockholders approved the Charter Amendment to effect the Reverse Stock Split. On May 10, 2017, our common stock began trading on The NASDAQ Global Market on a split-adjusted basis at a ratio of 1 share for 7. On May 24, 2017, we received a letter from the Staff indicating that we had regained compliance with the $1.00 minimum closing bid price requirement. Despite effecting the Reverse Stock Split, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum closing bid price requirement in the future. The continuing effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied.

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

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: November 1, 2017

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