Form 10-K
period 2017-12-31
PAIN THERAPEUTICS INC
filed 2018-02-06
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

_______________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act..  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $22,840,436 computed by reference to the last sales price of $4.15 as reported on the Nasdaq Global Select Market, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2017. The number of shares outstanding of the Registrant's common stock on January 19, 2018 was 6,595,509, as adjusted to reflect  a ratio of 7-for-1 reverse stock split effective May 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	The timing and topics of discussions with the U.S. Food and Drug Administration, or FDA, regarding the New Drug Application, or NDA, for REMOXY® ER (oxycodone capsules CII), or REMOXY;
•	the timing of the planned resubmission of the NDA for REMOXY;
•	development activities to potentially support obtaining approval of REMOXY by the FDA;
•	the ability of REMOXY to capture a share of the market for extended release opioid drugs;
•	the status of products and potential products which are competitive with REMOXY and the implications of the FDA requirements for approval of such competitive products;
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
•

the potential benefits of our product candidates such as REMOXY, FENROCK, PTI-125 or PTI-125DX including the potential ability of PTI-125 to prevent or reverse amyloid-related Alzheimer’s damage or PTI-125DX to diagnose Alzheimer’s disease;

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

•

unexpected adverse side effects or inadequate therapeutic efficacy or manufacturing or stability issue of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials) or potential post-approval market acceptance;

•	having or obtaining sufficient resources for the successful development, manufacture and commercialization of REMOXY;
•	the quantity, quality or sufficiency of the data, materials and information transferred to us by Pfizer, Inc., or Pfizer regarding the REMOXY development program;
•	discussions with potential strategic partners for the development and commercialization of REMOXY;
•	the successful development of other drug candidates, independently as well as pursuant to our other collaboration agreements, and the continuation of such agreements;
•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory authorization or approval, production and commercialization of our drug candidates;
•	the uncertainty of protection of our intellectual property rights or trade secrets;
•	potential infringement of the intellectual property rights of third parties;
•	pursuing in-license and acquisition opportunities;
•	maintenance or third party funding of our collaboration and license agreements;
•	legislation or regulatory actions affecting product pricing, reimbursement or access;
•	significant breakdown or interruption of our information technology and infrastructure;
•	significant issues that may arise related to outsourcing certain preclinical studies, clinical trials and formation and manufacturing activities;
•	hiring and retaining personnel; and
•	our financial position and our ability to obtain additional financing if necessary.

In addition, such statements are subject to the risks and uncertainties discussed in the "Risk Factors" section and elsewhere in this document.

All information in this Annual Report on Form 10-K has been retroactively adjusted to reflect the ratio of a  7-for-1 reverse stock split that took effect on May 10, 2017, except as otherwise described or as required by law. See “Part II-Item 1 Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent developments.”

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

Reverse Stock Split

On May 4, 2017, following stockholder approval, our board of directors approved a reverse stock split at a ratio of 7-for-1. On May 4, 2017, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the 7-for-1 reverse stock split of our outstanding shares of common stock. The number of outstanding shares of common stock on the date of the reverse split was reduced from 46.1 million to 6.6 million shares. Our common stock began trading on the Nasdaq Global Market on a split-adjusted basis when the market opened for trading on May 10, 2017. As a result, all common stock share amounts included in this Annual Report on Form 10-K have been retroactively reduced by a factor of seven, and all common stock per share amounts have been increased by a factor of seven, with the exception of our common stock par value.

The following is a summary of our pipeline of drug assets:

REMOXY ER (extended-release oxycodone capsules CII) – REMOXY, our lead drug candidate, is a proprietary abuse-deterrent, twice-daily, oral oxycodone to treat severe chronic pain.  We plan to resubmit the REMOXY NDA to the FDA, with Priority Review in Q1 2018.  We own exclusive rights to develop and commercialize REMOXY worldwide, with a sales royalty obligation to one of our technology partners.

FENROCK™ (transdermal fentanyl patch CII) – FENROCK is a proprietary, abuse-deterrent fentanyl skin patch to treat severe pain. This is an early-stage program that is substantially funded by a competitive research grant award from the National Institute on Drug Abuse (NIDA), the primary agency of the U.S. government for research on drug abuse. We own exclusive, worldwide rights to FENROCK, with no royalty obligations to any third party.

PTI-125 –  PTI-125 is a proprietary small molecule drug for the treatment of Alzheimer’s disease (AD).  In 2017, we completed a first-in-human Phase I study with PTI-125.  This program is substantially funded by competitive research grant awards from the National Institutes of Health (NIH), the primary agency of the U.S. government for biomedical research.  We own exclusive, worldwide rights to PTI-125, with no royalty obligations to any third party.

PTI-125DX –  PTI-125 is a proprietary, blood-based diagnostic/biomarker to detect Alzheimer’s disease (AD).  This clinical-stage program is substantially funded by competitive research grant awards from the NIH. We own exclusive, worldwide rights to PTI-125DX, with no royalty obligations to any third party.

REMOXY ER -  a drug candidate for severe chronic pain

Our lead drug candidate is called REMOXY ER (extended-release).  REMOXY is a proprietary, abuse-deterrent, twice-daily, capsule formulation of oral oxycodone, a strong opioid drug.  REMOXY is intended to meet the needs of healthcare professionals who appropriately prescribe extended-release oxycodone and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse.  In particular, REMOXY’s thick, sticky, high viscosity formulation may deter unapproved routes of drug administration, such as injection, snorting or smoking.  The proposed indication for REMOXY is for "the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate."

We own exclusive, worldwide rights to REMOXY.

Opioid drugs, such as oxycodone, are an important treatment option for patients with severe chronic pain. However, misuse, abuse and diversion of these prescription drugs remains a serious, persistent problem.  For over a decade, we have pioneered technology, tools and techniques that enable the development of Abuse-Deterrent Formulations (ADFs). ADFs are intended to make opioid drugs difficult to abuse yet provide steady pain relief when used appropriately by patients. ADFs are intended to help in the fight against prescription drug abuse.

In March 2016, we resubmitted to the FDA a New Drug Application (NDA) for REMOXY.  In September 2016, we received a Complete Response Letter, or CRL, from the FDA for the REMOXY NDA. The CRL informed us that REMOXY could not be approved in its present form and specified additional actions and data needed for drug approval. The CRL substantially focused on the need to conduct a clinical abuse-deterrent study via the nasal route of administration, and additional in vitro (non-clinical) studies to further characterize the abuse-deterrent properties of REMOXY.  The 2016 CRL made no mention of clinical safety, drug efficacy, manufacturing, stability, bioequivalence or any other issues from a prior CRL.

In February 2017, we met with the FDA regarding REMOXY.  During this meeting, we reached written agreement with the FDA on a roadmap to resubmit the NDA for REMOXY.  Final minutes of our FDA meeting confirmed two key requirements needed for the resubmission of the REMOXY NDA:

•

To support a potential drug label claim against abuse by injection: Repeat an injectability/syringeability study using thin films of drug, smaller volumes of solvents, additional mixed solvents and alternative extraction methods and syringe filter.

•	To support a potential drug label claim against abuse by snorting: Conduct an intranasal abuse potential study in human volunteers.

During 2017, we conducted these mandated studies with REMOXY.  We believe positive results from these studies support label claims against abuse by injection and abuse by snorting.  In November 2017, we concluded a pre-NDA meeting with the FDA.  The purpose of this pre-NDA meeting was to agree on submission requirements for the REMOXY NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.   During the pre-NDA meeting, we received comments and clarification from the FDA on the acceptability of the data to be included in the REMOXY NDA resubmission, including a recent intranasal study.  All questions were addressed and summarized in official minutes of the meeting issued by the FDA.  There are no discrepancies or requests for clarifications following receipt of final meeting minutes.

As a result, we intend to resubmit the REMOXY NDA in Q1 2018 with Priority (six-month) Review.

Background on Uses and Abuse of Opioid Drugs

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

Drug abusers have learned effective ways to tamper with, and defeat, long-acting oxycodone formulations. Defeating the long-acting properties of an oxycodone formulation can be as easy as crushing or grinding tablets, then swallowing, injecting, snorting or smoking the crushed substance. This release high levels of oxycodone faster than intended (called “dose-dumping”), resulting in an immediate and powerful euphoric high, as compared to swallowing an intact tablet as prescribed.

Misuse of oxycodone is not always intentional.  According to a medical publication, about two-thirds of surveyed patients with chronic pain did not think that cutting, crushing, or grinding their medication would change the way it worked (Pergolizzi et al., 2014).

In addition, the pain-relieving effects of OxyContin® (oxycodone HCI), a widely used abuse-deterrent extended-release formulation of oxycodone, often wears off early, according to a lengthy investigation published by the Los Angeles Times in 2016.  The Los Angeles Times investigation reports that a single dose of twice-daily oxycodone often does not last for the intended 12 hours and performs more like “an 8-hour drug.”  This makes some patients take extra doses or stronger ones, raising the risk of abuse and addiction.  An additional problem for physicians and patients alike can arise when insurance plans will not reimburse, and pharmacists will not dispense, more than two doses of OxyContin per day.

Opioid abuse is extremely dangerous. Opioid abuse can lead to drug-seeking behavior, tolerance and physical or psychological dependence. Even a single episode of opioid abuse can also lead to overdose, respiratory depression or death.

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

The intention of ADFs is to displace non-abuse-deterrent drug products.   First-generation ADFs were introduced into the marketplace in 2010. However, we believe the relative weakness of first generation ADFs means opioid abuse continues to be a serious public health issue. In 2016, over 64,000 people died in the United States from opioid overdose, increasing from over 33,000 in 2015, according to the Centers for Disease Control Prevention. According to the FDA, “for each death [due to narcotic pain relievers], there are an additional ten treatment admissions, 32 emergency department visits and 825 nonmedical users of these drugs.” (Source: FDA’s Efforts to Address the Misuse and Abuse of Opioids, 2/6/2013).

As a pioneer in the design and development of ADFs, we believe a robust design for a novel ADF for twice-daily oxycodone revolves around four basic objectives: (i) safety and clinical efficacy over the entire 12-hours when used as prescribed; ii) abuse-deterrent when abused; (iii) ease of large scale manufacturing; and (iv) novel, non-infringing intellectual property. Many ADF programs may achieve three of these four objectives but the practical reality is that few ADFs achieve all four. We believe this is reflected in the industry’s relatively high failure rate with regards to ADFs developments for long-acting opioid formulations.

Market Opportunity for REMOXY ER

REMOXY targets the market for opioid therapy.  The global opioid market has been estimated by third-parties to be valued at nearly $35 billion in 2015.  North America dominates the global market, with about 60-65% market share, or about $20 billion.  We estimate extended‑release opioid drugs are an approximately $4 billion market in the United States.

We believe REMOXY can capture a share of the approximately $4 billion market in the United States for extended‑release opioid drugs, including a portion of the existing multi-billion OxyContin (Purdue Pharma L.P.) franchise. OxyContin remains the largest selling extended‑release opioid in the United States by dollars.  Despite OxyContin’s commercial success, we believe the drug carries a stigma due to widespread, well-documented cases of abuse and overdose; the persistence of negative media reports around this drug; the magnitude of the opioid epidemic and the sheer number of deaths associated with this problem; and on-going legal actions against Purdue by government agencies and private parties.

In addition to targeting the oxycodone market, REMOXY targets the approximately 10-15 million additional prescriptions for non‑abuse‑deterrent extended‑release opioids annually in the United States. Many of these opioids include active pharmaceutical ingredients, such as morphine, that may be perceived as having greater side effects than oxycodone‑based formulations.

Opioid prescriptions in the United States peaked in 2010 and have decreased each year through 2017.  The reasons for this erosion are complex, but center around the fact that opioid abuse remains a serious, pervasive and persistent problem for physicians and patients alike.  In particular, prescriptions for non-abuse deterrent opioids are likely to continue to drop significantly in the years ahead.

In addition, government actions serve to materially limit the market for opioid therapy to only those patients who have an appropriate need for such drugs.  For example, in response to an epidemic of opioid overdoses, in 2017 the Center for Disease Control (CDC) released important new clinical guidelines for physicians treating adult patients for chronic pain.  The CDC guidelines provide specific recommendations to clinicians about the appropriate prescribing of opioids to improve pain management and patient safety, including:  “When opioids are started, the lowest possible effective dosage should be prescribed to reduce risks of opioid use disorder and overdose.” (Source: CDC Guideline for Prescribing Opioids for Chronic Pain).  We believe these and other actions will continue to restrict the approvability, use, promotion and distribution of opioid drugs in the United States, and may serve to eliminate the market for non‑abuse‑deterrent opioids.

We own exclusive, worldwide rights to REMOXY. If approved and granted appropriate label claims, we believe REMOXY may have potential to distinguish itself from competitors with:

✓	best-in-class abuse-deterrent properties;
✓	true twice-daily dosing;
✓	lowest initial starting dose;
✓	minimal food effect;
✓	lack of generic drug substitution; and
✓	over 15 years of intellectual property protection.

We believe direct competitors to REMOXY will include the two ADFs of twice-daily oxycodone that are commercially available in the United States:

•

OxyContin ER (oxycodone HCI) from Purdue Pharma L.P. - A reformulated version of the original OxyContin OC, this drug received FDA approval in April 2010.  According to its package insert, "OxyContin is formulated with inactive ingredients intended to make the tablet more difficult to manipulate for misuse and abuse."  Some patients have complained that the new formulation is not as effective or causes gastrointestinal problems, according to Pain News Network (2016).

•

Xtampza® ER (oxycodone) from Collegium Pharmaceuticals, Inc. - Xtampza ER received FDA approved in April 2016 and is available in capsules containing microspheres formulated with oxycodone base and inactive ingredients that make the formulation more difficult to manipulate for the purpose of abuse.  Each capsule contains 9, 13.5, 18, 27, or 36 mg of oxycodone (equivalent to 10, 15, 20, 30 or 40 mg of oxycodone HCl, respectively).

The FDA has approved two other extended-release, ADFs of oxycodone.  However, neither of these two drugs were ever launched into the marketplace in the United States: a) in 2016, the FDA approved Troxyca® ER (Pfizer, Inc), a capsule combination of oxycodone HCL and naltrexone, an opioid antagonist; and b) in 2014, the FDA approved Targiniq® ER (Purdue Pharma LP), a tablet combination of oxycodone HCL and naloxone, an opioid antagonist.

REMOXY will compete against all extended‑release opioids, including generic drug products.  In November 2017, the FDA issued final guidance on the regulatory pathway for generic abuse‑deterrent opioid products.  Among other requirements, the new FDA guidance emphasizes that sponsors of generic abuse-deterrent oxycodone must ensure that a generic opioid drug is no less abuse deterrent than the original opioid and must also evaluate all potential routes of abuse, even those routes of abuse for which a generic sponsor does not seek a label-claim. We believe these new FDA requirements represents a high bar for generic drug developers in terms of added development time, expenses, technical expertise and regulatory risks.

Currently we have no capability to launch or to commercialize REMOXY. We continue to review potential launch and commercialization strategies for REMOXY.  Options include a potential strategic transaction around all of our drug candidates; a commercial collaboration for REMOXY; or establishing commercial capabilities in-house to launch REMOXY on our own.

Chronology of REMOXY ER

We initiated the development of REMOXY over a decade ago, before any formal guidance was in place with regards to regulatory pathways for ADFs. As a result of our pioneering efforts with REMOXY, we have developed a foundation of practical and scientific experience with regard to regulatory and development pathways for ADFs.

The following is a top-line reverse chronology of the development of REMOXY:

•	As a result of our pre-NDA meeting, we intend to resubmit the REMOXY NDA to the FDA in Q1 2018 with Priority (six-month) Review.
•	In November 2017, we concluded a pre-NDA meeting with the FDA.
•	In February 2017, we met with the FDA regarding REMOXY.
•	In September 2016, we received a CRL from the FDA regarding the NDA for REMOXY.
•	In March 2016, we resubmitted the NDA for REMOXY with the FDA.
•	In 2015, we generated additional abuse-deterrent data, continued an on-going stability study and made other preparations necessary to resubmit the NDA for REMOXY with the FDA.
•	In 2015, we and Pfizer concluded the transfer of the REMOXY program. We believe Pfizer has transferred to us its data, materials, capital equipment and other assets related to REMOXY.
•	In 2014, Pfizer provided us with written notice of termination of its development of REMOXY. We and Pfizer agreed on an orderly transfer of all rights, data, IP, etc.
•

From 2011-2014, Pfizer conducted fundamental investigations of the REMOXY formulation and its manufacture. As a result, Pfizer modified the REMOXY formulation and conducted successful studies to establish bioequivalence of the current formulation to the original formulation of REMOXY, to generate additional abuse-deterrent data and to provide manufacturing stability.

•

In 2011, Pfizer received a CRL on the REMOXY NDA filed by King. Once again, FDA cited manufacturing issues (specifically, in vitro drug stability). Once again, the CRL did not question REMOXY’s safety, clinical efficacy, abuse-deterrent properties or use of the reference listed drug.

•	In 2010, King resubmitted the REMOXY NDA with the FDA. In early 2011, Pfizer acquired King. References to Pfizer include references to Pfizer’s subsidiary King.
•	In 2009, King assumed sole control and responsibility for REMOXY.
•

In 2008, we filed an NDA for REMOXY with the FDA. Later that year, we received a CRL over manufacturing issues (specifically, in vitro drug stability). However, the CRL did not question REMOXY’s safety, clinical efficacy, abuse-deterrent properties or use of the reference listed drug.

•	In 2005, we and King Pharmaceuticals, Inc., or King, entered into an exclusive agreement to develop and commercialize REMOXY.
•	In 2003, we filed an Investigational New Drug application, or IND, for REMOXY with the FDA.

FENROCK™ - a drug candidate for severe pain

FENROCK is a proprietary transdermal patch that contains the prescription drug fentanyl to manage pain and incorporates novel abuse-deterrent technology.  This is an early-stage, pre-IND program that is substantially funded by a competitive research grant award from the NIH’s NIDA.

Fentanyl is an opioid drug that is up to 100 times more potent than morphine. When used properly by patients under the care of a qualified physician, a fentanyl patch releases the drug slowly over 72 hours. This helps to manage pain that is severe enough to require daily around-the-clock, long-term treatment. However, fentanyl is also abused by non-patients for its euphoric effects. Abusers can chew on a fentanyl patch, or simply extract the fentanyl from a patch, then inject or ingest the contents. This practice is illicit and highly dangerous. It can quickly introduce into the body a massive amount of fentanyl, which can lead to addiction, overdose and death.

In November 2017, we announced a research and development grant from NIDA following a competitive, in-depth evaluation of FENROCK technology for scientific and technical merit.  The grant of approximately $2.2 million provides us with funding to develop FENROCK.

We developed in-house the technology for FENROCK and own all development and commercial rights, without royalty or milestone obligations to any third-parties.

Fentanyl is a schedule II substance under the U.S. Controlled Substance Act.

PTI-125 - a drug candidate to treat Alzheimer’s Disease

PTI-125 is a proprietary, experimental drug for the treatment of Alzheimer’s disease (AD).  AD is a progressive brain disorder that slowly destroys memory and thinking skills, and eventually the ability to carry out the simplest tasks.  Damage to the brain starts a decade or more before problems appear.  During this early stage of disease, people seem to be symptom-free, but toxic changes are taking place in the brain.  Eventually, brain damage becomes widespread and affected people are often unable to care for themselves.  Currently, AD cannot be detected until symptoms appear.  Over five million Americans live with AD, a number that is expected to increase significantly in the coming years.

PTI-125 is a small molecule drug candidate that was designed by us and characterized by outside collaborators.  PTI-125 has been shown to significantly improve AD neuropathologies in mouse models of the disease and in post-mortem brain tissue from AD patients, including receptor dysfunctions, neuroinflammation, tau hyperphosphorylation, insulin resistance and plaques and tangles that are hallmarks of AD.

PTI-125 works by binding to filamin A (FLNA), a protein critical to beta amyloid’s toxicity.  Beta amyloid exerts multiple toxic effects, eventually causing the plaques and tangles found in the brains of people with AD.  By binding to FLNA, PTI-125 may prevents and even reverse amyloid-related AD damage.

To date, the underlying science for PTI-125 has been published in Journal of Neuroscience,  Neurobiology of Aging,  Journal of Biological Chemistry,  PLOS-One and other peer-reviewed scientific journals.

In June 2017, we announced that the NIH's National Institute on Aging awarded us a $1.7 million research grant following a competitive, in-depth evaluation of PTI-125 for scientific and technical merit.  This NIH research grant enabled us to begin testing PTI-125 in human subjects.  Subsequently, an Investigational New Drug (IND) application for PTI-125 was submitted and accepted by the FDA.

In October 2017, we announced the successful completion of a Phase I clinical study for PTI-125.  This study investigated for the first time the safety, dosing and pharmacokinetic profile of PTI-125 in healthy human volunteers.

In this first-in-human study, PTI-125 was evaluated in 24 healthy human volunteers in a single-site in the United States for safety, tolerability and pharmacokinetics.  Study subjects were administered a single oral dose of 50, 100 or 200 mg of PTI-125.  The drug was well-tolerated in all subjects.  Importantly, PTI-125 showed no treatment-related adverse effects and no dose-limiting safety findings.  Pharmacokinetic measurements showed PTI-125, a small molecule, was rapidly absorbed.  Dose-proportionality outcomes were observed over the entire dose range of 50 to 200 mg.  There were two key findings for this Phase I Study:

•	PTI-125 was safe and well-tolerated at all doses studied; and
•	PTI-125 demonstrated favorable pharmacokinetics for further drug development.

Given the absence of dose-limiting effects in healthy adults, an excellent non-clinical safety database, a strong scientific rationale, and multiple peer-reviewed publications and research grant awards, we believe there is significant merit to move this drug program to the next level of development.

We own exclusive, worldwide rights to PTI-125, with no royalty obligations to any third party.

PTI-125DX - a blood-based diagnostic to detect Alzheimer’s Disease

We are developing innovative technology to diagnose AD with a simple blood test.  We believe finding a way to diagnose AD at an early-stage is vitally important.  A blood test may help detect AD before symptoms occur, or rule out other possible causes of memory problems, or might be used as a biomarker to measure the efficacy of drug candidates during clinical trials, or to define new potential therapies for AD.

Our diagnostic technology is related to PTI-125, our clinical-stage drug candidate for AD, whose underlying science has been published in Journal of Neuroscience,  Neurobiology of Aging,  Journal of Biological Chemistry,  PLOS-One and other peer-reviewed scientific journals.  PTI-125DX is not a genetic based assay, nor does it rely on neuroimaging markers.  PTI-125DX highlights critical changes that occur in the brain by detecting biochemical markers that are found in blood during the course of the disease.

The PTI-125DX assay is relatively quick, easy, non-hazardous and inexpensive, and can be repeated as necessary without contraindications.  If successful, we believe the data generated by PTI-125DX can be used by clinicians or algorithms to classify patients at different stages of AD and/or to distinguish AD from other related diseases with better specificity or reliability than current methodologies.

PTI-125DX is an early-stage program.  We have generated data from hundreds of blood samples using PTI-125DX.  Results have not been published to date in order to better protect the intellectual property around this technology.

In September 2017, we announced a $1.8 million research grant from the NIH for PTI-125DX.  The NIH's National Institute on Aging awarded us this research grant following a confidential, competitive and in-depth evaluation of PTI-125DX technology for scientific and technical merit.  The research grant is a technical-milestone based award that will enable us to work collaboratively with leaders in the field to develop and test on clinical samples a blood-based diagnostic for AD.

PTI-125DX was designed by us and characterized by outside collaborators.  We own worldwide commercial rights to PTI-125DX and related technology, without royalty or milestone obligations to any third parties.

Strategy

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

We also conduct basic research and development in collaboration with academic and other partners. Our research and development expenses were $7.6 million and $9.2 million for the year ended December 31, 2017 and 2016, respectively. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our research and development activities.

Our Intellectual Property

The protection of patents, designs, trademarks and other proprietary rights that we own or license is critical to our success and competitive position. We own or license a number of U.S. and foreign patents, patent applications and rights to patents covering our products and technology. We consider the overall protection of our patents and other intellectual property rights to be of material value and act to protect these rights from infringement.

We seek to protect our technology by, among other methods, filing and prosecuting U.S. and foreign patents and patent applications with respect to our technology and products and their uses. The focus of our patent strategy is to secure and maintain intellectual property rights to technology for the following categories of our business:

•	the technology that forms the basis of REMOXY and FENROCK, our other abuse-deterrent drug candidates;
•	the technologies related to PTI-125 and PTI-125DX product candidates; and
•	the manufacture and use of our product candidates.

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

Patents expire, on a country by country basis, at various times depending on various factors, including the filing date of corresponding patent applications. Our patents and the patents we license from third parties include the following issued U.S. Patents:  8,168,217; 8,153,152; 8,147,870;  8,133,507;  8,354,124; 8,415,401; 8,420,120; 8,974,821; 8,945,614; 8,951,556; 9,233,160; 9,517,271; 9,555,113; 9,592,204; 9,855,333; and 9,572,885.

Our issued U.S. patent for REMOXY with the longest patent term extends to March 2034. Outside the United States, our granted patent with the longest patent term for REMOXY extends to 2028. Patents may have their term extended for various reasons including the grant of patent term adjustments, patent term extensions, or supplemental protection certificates, or may have their term shortened for various reasons including by terminal disclaimers. Certain United States patent applications and patent applications outside the United states are pending.

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

Under the terms of the Durect Agreement, we are solely responsible for clinical development, Durect is responsible for furnishing suitable laboratory facilities, equipment and personnel during pre-clinical phases of development and we and Durect are jointly responsible for certain pre-clinical activities.  We reimburse Durect’s expenses and have made milestone payments based on the achievement of certain clinical or regulatory milestones. We paid Durect approximately $40.4 million from the inception of the Durect Agreement to December 31, 2017. We could pay another $1.5 million milestone payment to Durect under the Durect Agreement.

We are obligated to pay Durect royalties on commercial sales of REMOXY. These royalties range from 6.0% to 11.5% of net sales, depending on the volume of sales of REMOXY in a given calendar year.  There are no minimum payments, and the royalty rate resets back to 6.0% at the beginning of each calendar year.

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

Manufacturing

We do not own or lease any manufacturing facilities. We outsource formulation, manufacturing and related activities to third parties.

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

Commercial supply of certain excipients from Durect

We will rely on Durect as the sole source of certain excipients in REMOXY. Durect has limited experience manufacturing pharmaceutical products and maintaining GMP-compliant operations. A Pre-Approval Inspection, or PAI, by the FDA officials is often integral to the FDA approval process. A PAI is an unannounced evaluation of a manufacturing or test site for readiness for commercial scale manufacturing, conformance with commitments made in an NDA and data integrity. To our knowledge, the FDA has never conducted a PAI of any Durect facility.  We do not and cannot know whether Durect’s manufacturing or test facilities could pass a PAI inspection related to REMOXY, or whether Durect has invested in the necessary systems to pass a PAI inspection.

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

If we receive marketing approval for REMOXY, Durect may need to materially expand its manufacturing capacity. Durect may not be able to increase its manufacturing capacity for REMOXY in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing will require additional validation studies, which are subject to the FDA review and approval.

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

Commercial drug supply agreement with Mallinckrodt

Our sole supplier for commercial supplies of REMOXY is Mallinkcrodt Pharmaceuticals, or Mallinckrodt. In October 2007, we and Mallinckrodt entered into a long-term supply agreement, or the Mallinckrodt Agreement when Pfizer was responsible for commercialization of REMOXY. Pfizer assigned the Mallinckrodt Agreement to us upon the termination of the Pfizer Agreements. In March 2010, we and Mallinckrodt entered into an amended and restated long-term supply agreement.  In a letter dated February 21, 2017, Mallinckrodt alleged a breach of contract because REMOXY had not yet been approved by the FDA. However, since then we and Mallinkcrodt have continued to work towards the approvability of REMOXY and commercial readiness.  We continue to rely on our agreement with Mallinkcrodt to move forward with the REMOXY program.

We expect to continue to rely on Mallinckrodt as the sole-source drug product manufacturer of REMOXY pursuant to the Mallinckrodt Agreement. In addition to drug product manufacturing, Mallinckrodt is responsible for sourcing excipients in REMOXY other than those provided by the Durect Agreement.

Commercial manufacturing and supply agreements

We will rely on third parties to conduct certain quality control and assurance testing, shipping or storage of REMOXY.

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

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety of the product. Preclinical safety tests must be conducted by laboratories that comply with the FDA regulations regarding Good Laboratory Practice. We submitted the results of preclinical tests to the FDA as part of our INDs prior to commencing clinical trials. We may be required to conduct additional toxicology studies.

Based on preclinical testing, an IND is filed with the FDA to begin human testing of the drug in the United States. The IND becomes effective if not rejected by the FDA within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new clinical trials will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. All clinical trials must be conducted in accordance with Good Clinical Practice. In addition, an Institutional Review Board, or IRB, generally comprised of physicians at the hospital or clinic where the proposed clinical trials will be conducted, must review and approve the IND. The IRB also continues to monitor the clinical trial. We must submit progress reports detailing the results of the clinical trials to the FDA at least annually. In addition, the FDA may, at any time during the 30-day period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials under the IND cannot commence or recommence without the FDA authorization and then only under terms authorized by the FDA. An FDA imposed clinical hold on an IND application can result in substantial delay and large, unforeseen expenses, and it may cancel the viability of developing a new drug candidate in the United States.

Clinical trials are typically conducted in three sequential phases that may overlap. Phase I clinical trials typically study a drug’s safety profile and may include the safe dosage range. Phase I clinical trials also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action. In addition, we may, to the extent feasible, assess early indicators of a drug’s efficacy in our Phase I clinical trials. In Phase II clinical trials, controlled studies are conducted on volunteer patients with the targeted disease or condition. The primary purpose of these tests is to evaluate the effectiveness of the drug on the volunteer patients as well as to determine a drug’s side effect profile. These clinical trials may be conducted concurrently with Phase I clinical trials. In addition, Phase I/II clinical trials may be conducted to evaluate not only the efficacy of the drug on the patient population, but also its safety. During Phase III clinical trials, the drug is studied in an expanded patient population and in multiple sites. Physicians monitor the patients to determine efficacy and to observe and report adverse events that may result from use of the drug.

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

It is FDA policy to convene an expert Advisory Committee meeting during the review cycle for opioid drug products.  The purpose of an Advisory Committee is to provide third-party input on key regulatory decisions, including approval and labeling of abuse-deterrent products, and whether the totality of the data submitted by a sponsor is sufficient to support marketing approval in the United States and labeling of the product with claims on abuse-deterrence.  Advisory Committee meetings are non-binding, that is, the FDA is not legally bound to follow any recommendation, vote or input of an Advisory Committee on any matter.

If the FDA’s evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either a CRL indicating either an approval or may identify conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA’s evaluation of the NDA submission or manufacturing facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.

If the FDA approves the NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any reported adverse reactions. The FDA may request additional post-marketing studies, or Phase IV clinical trials, to evaluate long-term effects of the approved drug.

Risk Evaluation and Mitigation Strategy (REMS)

The FDA requires a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of the approval of an NDA or after approval to ensure that the benefits of a drug outweigh its risks. In determining whether a REMS is necessary, the FDA considers the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity.  If the FDA determines a REMS is necessary for a new drug, the drug sponsor must submit a proposed REMS plan as part of its NDA prior to approval. A REMS for a newly approved drug can include medication guides, communication plans for healthcare professionals, and Elements To Assure Safe Use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. In addition, the REMS must include a timetable to periodically assess the strategy, at a minimum, at 18 months, three years, and seven years after the REMS approval. The requirement for a REMS can materially affect the potential market and profitability of a drug.

The FDA has initiated efforts to develop a standardized REMS for opioid medications to ensure their safe use.  In July 2012, the FDA approved a class‑wide REMS for extended‑release formulations of oxycodone. Manufacturers subject to this class‑wide REMS must work together to implement the REMS as part of a single shared system to reduce the burden of the REMS on the healthcare system. The central component of the extended release/long acting opioid REMS program is an education program for prescribers and patients.  REMS include a Medication Guide available for distribution to patients who are dispensed the drug, as well as ETASU. ETASU include training for healthcare professionals who prescribe the drug; information provided to prescribers that they can use to educate patients in the safe use, storage, and disposal of opioids; and information provided to prescribers of the existence of the REMS and the need to successfully complete the necessary training. Prescriber training required as part of the REMS is conducted by accredited, independent continuing education providers, without cost to healthcare professionals, under unrestricted grants funded by opioid analgesic manufacturers. Moreover, REMS assessments must be submitted on an annual basis to assess the extent to which ETASU are meeting the goals of the REMS and whether the goals or elements should be modified.

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct‑to‑consumer advertising, communications regarding unapproved uses, industry‑sponsored scientific and educational activities, and promotional activities involving the Internet. Our lead drug candidate, REMOXY, cannot be commercially promoted before receiving FDA approval.  After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off‑label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off‑label uses. Failure to comply with applicable FDA requirements and restrictions in this area may subject us to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice, or the Office of the Inspector General of the HHS, as well as state authorities. This could subject us to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which we promote or distribute REMOXY.

Post‑Approval Requirements

Once an NDA is approved, REMOXY will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion restrictions.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post‑market testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to Current Good Manufacturing Practices (cGMPs) after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration subjects entities to periodic announced or unannounced inspections by the FDA or these state agencies, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, other regulatory actions may be taken, including, among other things, warning letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, refusal to approve pending applications or supplements to approved applications, civil penalties, and criminal prosecution.

The FDA may require post‑approval studies and clinical trials if the FDA finds that scientific data, including information regarding related drugs, deem it appropriate. The purpose of such studies would be to assess a known serious risk or signals of serious risk related to the drug or to identify an unexpected serious risk when available data indicate the potential for a serious risk. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

The Hatch‑Waxman Amendments

Orange Book Listing

In seeking approval for REMOXY through an NDA, we will be required to list with the FDA each patent whose claims cover the drug product. Upon approval of REMOXY, each of the patents listed in the application for this drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book”. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated NDA, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredient in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or efficacy of their drug product. However, in November 2017, the FDA issued final guidance on the regulatory pathway for generic abuse‑deterrent opioid products.  Among other requirements, the new FDA guidance emphasizes that sponsors of generic abuse-deterrent oxycodone must ensure that a generic opioid drug is no less abuse deterrent than the original opioid and must also evaluate all potential routes of abuse, even those routes of abuse for which a generic sponsor does not seek a label-claim.  Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to make certain certifications to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method‑of‑use rather than make certifications concerning a listed method‑of‑use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant. The ANDA application also will not be approved until any applicable non‑patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA that relies on the FDA’s findings regarding that drug. A drug may obtain a three‑year period of exclusivity for a change to the drug, such as the addition of a new indication to the labeling or a new formulation, during which the FDA cannot approve an ANDA or any Section 505(b)(2) NDA, if the supplement includes reports of new clinical trials (other than bioavailability clinical trials) essential to the approval of the supplement.

An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.

Section 505(b)(2) NDAs

Generally, drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on data not developed by the applicant, such as the FDA’s findings of safety and efficacy in the approval of a similar product or published literature in support of its application.

Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from clinical trials not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and efficacy is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical trials of the new product. The FDA may also require companies to perform additional clinical trials or provide additional materials to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings of safety and effectiveness for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Therefore, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired; until any non‑patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired; and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. In the interim period, the FDA may grant tentative approval. Tentative approval indicates that the FDA has determined that the applicant meets the standards for approval as of the date that the tentative approval is granted. Final regulatory approval can only be granted if the FDA is assured that there is no new information that would affect final regulatory approval. As with traditional NDAs, a Section 505(b)(2) NDA may be eligible for three‑year marketing exclusivity, assuming the NDA includes reports of new clinical trials (other than bioavailability clinical trials) essential to the approval of the NDA.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA‑regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, clinical trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to post certain information regarding the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

DEA Regulatory Requirements

Our lead drug candidate, REMOXY, is regulated as a controlled substance under the Controlled Substances Act, or CSA.  CSA establishes registration, security, recordkeeping, reporting, storage, distribution, importation, exportation and other requirements administered by the DEA. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging of REMOXY, in order to prevent loss and diversion into illicit channels of commerce.

REMOXY, an abuse‑deterrent oral formulation of oxycodone, is listed by the DEA as a Schedule II controlled substance under the CSA. Consequently, the manufacturing, shipping, storing, selling and use of the products is subject to a high degree of regulation. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping and reporting. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. Records must be maintained for the handling of all controlled substances, and periodic reports made to the DEA, for example distribution reports for Schedule I and II controlled substances, Schedule III substances that are narcotics, and other designated substances. Reports must also be made for thefts or losses of any controlled substance, and to obtain authorization to destroy any controlled substance. In addition, special permits and notification requirements apply to imports and exports of narcotic drugs.

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. Because REMOXY is regulated as a Schedule II controlled substance, it will be subject to the DEA’s production and procurement quota scheme. The DEA establishes annually an aggregate quota for how much oxycodone may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of opioids that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance, including oxycodone base for use in manufacturing REMOXY. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.

To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, particularly as manifested in loss or diversion, can result in administrative, civil or criminal enforcement action that could have a material adverse effect on our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate administrative proceedings to revoke those registrations. In certain circumstances, violations could result in criminal proceedings. In addition, individual states also independently regulate controlled substances. We and our contract manufacturers will be subject to state regulation on distribution of these products.

Other Regulatory Requirements

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

Third‑Party Payor Coverage and Reimbursement

The commercial success of REMOXY, if approved, will depend, in part, upon the availability of coverage and adequate reimbursement from third‑party payors at the federal, state and private levels. Third‑party payors include governmental programs such as Medicare or Medicaid, private insurance plans and managed care plans. These third‑party payors may deny coverage or reimbursement for REMOXY in whole or in part if they determine that our drug product is not medically appropriate or necessary. Also, third party payors attempt to control costs by limiting coverage through the use of formularies and other cost‑containment mechanisms and the amount of reimbursement for particular procedures or drug treatments.

Some third‑party payors also require pre‑approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost‑containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for REMOXY to operate profitably.

Competition

Our success will depend, in part, upon our ability to achieve market share at the expense of existing and established and future products in our target markets. Existing and future products, therapies, technological approaches or delivery systems will compete directly with REMOXY. Competing products may provide greater therapeutic benefits for a specific indication, or may offer comparable performance at a lower cost. Companies that currently sell generic or proprietary opioid formulations in the United States may include, but are not limited to, Purdue Pharma, Collegium, Inc., Roxane Laboratories, Mylan, Abbott Laboratories, Endo Pharmaceuticals, Teva Pharmaceuticals, Elkins-Sinn, Watson Laboratories, Hikma Pharmaceuticals, Pernix, Mallinckrodt, Eaglet Pharmaceuticals, Ortho-McNeil Pharmaceutical and Forest Pharmaceuticals, as well as several generic companies.

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

Employees

As of December 31, 2017, we had 9 employees. We engage consultants from time to time to perform services on retainer, a per diem or hourly basis.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.paintrials.com, by contacting our corporate offices by calling 512-501-2444 or by sending an e-mail message to IR@paintrials.com.

Item 1A.Risk Factors

Investing in our common stock involves a high degree of risk.

You should carefully consider the risks described below, as well as all other information, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks occur, our business, financial condition, operating results, prospects and ability to accomplish our strategic objectives could be materially harmed. As a result, the trading price of our common stock could quickly decline by a material amount, and you could lose all or part of your investment.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and the market price of our common stock.

Clinical and Regulatory Risks

Our success depends in large part on receiving FDA approval for our lead product, REMOXY.

To date, we have invested substantial resources in the development of our lead product, REMOXY.  Despite these investments, the REMOXY NDA received CRL from the FDA in 2008, 2011 and 2016 indicating our drug was not yet ready for approval.  Collectively, these CRLs have resulted in long delays to product revenue; sudden, severe and prolonged drops in our stock price; loss of our initial competitive advantages in the market for abuse-deterrent opioid drugs; and dwindling cash balances.  Accordingly, we cannot assure you that we will be able to receive FDA approval for REMOXY, or successfully commercialize this drug candidate. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed, and we may not be able to survive as a business.

The FDA may not approve product labeling for REMOXY that would permit us to market and promote this drug in the United States by describing their abuse-deterrent features.

There can be no assurance that REMOXY will receive final FDA-approved product labeling that adequately describes its abuse deterrent features. We have invested substantial time and money conducting abuse deterrence studies to ensure that REMOXY complies with the FDA’s guidance regarding opioid abuse deterrence. If the FDA does not approve product labeling containing abuse deterrence claims for REMOXY, we will not be able to promote REMOXY based on its abuse deterrent features and may not be able to differentiate our drug from other opioid products containing the same active pharmaceutical ingredients.  This would make REMOXY less competitive, or even un-competitive, in the market. Furthermore, the FDA’s April 2015 final guidance on abuse deterrent opioids expects sponsors to compare their formulations against approved abuse deterrent versions of the same opioid based on the relevant categories of testing. If the FDA decides that REMOXY is less resistant to manipulation than an approved product, our lead drug candidate may not be approved or may lack product labeling containing abuse deterrence claims

Even if REMOXY is approved for marketing with certain abuse-deterrence claims, the April 2015 final FDA guidance on abuse-deterrent opioids is not binding law and may be superseded or modified at any time. Also, if the FDA determines that our post-marketing data do not demonstrate that REMOXY’s abuse-deterrent properties do in fact result in reduction of abuse, or demonstrate a shift to routes of abuse that present a greater risk, the FDA may find that product labeling revisions are needed, and potentially may require the removal of any abuse-deterrence claims.

If we fail to obtain the necessary regulatory approvals, or if such approvals are limited, we and our collaborators will not be allowed to commercialize our drug candidates, and we will not generate product revenues.

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a CRL for the REMOXY NDA. In this CRL, the FDA indicated that additional non-clinical data was required to support the approval of REMOXY. However, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King Pharmaceuticals, Inc., or King, assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a CRL from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s CRL raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. Pfizer completed work designed to address the June 2011 CRL.  On April 21, 2015, we announced that we resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY.

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

On February 13, 2017, we met with the FDA regarding REMOXY. During this meeting, we reached agreement with the FDA on a roadmap to resubmit the NDA for REMOXY.  Final minutes of our FDA meeting confirmed two key requirements needed for the resubmission of the REMOXY NDA: a) to conduct a clinical abuse potential study via the intranasal route of abuse; and b) to conduct a non-clinical abuse potential study using household solvents.

During 2017, we conducted these mandated studies with REMOXY.  In November 2017, we concluded a regulatory meeting with the FDA.  The purpose of this pre-New Drug Application (NDA) meeting was to agree on submission requirements for the REMOXY NDA under 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.   We received comments and clarification from the FDA on the acceptability of the data to be included in the REMOXY NDA resubmission, including a recent intranasal study.  All questions were addressed and summarized in official minutes of the meeting issued by the FDA.  There are no discrepancies or requests for clarifications following receipt of final meeting minutes.  As a result, we intend to resubmit the REMOXY NDA in Q1 2018 with Priority (six-month) Review.

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

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. With the exception of our Special Protocol Assessment (SPA), these discussions are not binding obligations on the part of regulatory authorities.

Regulatory authorities may revise previous guidance or decide to ignore previous guidance at any time during the course of our clinical activities or after the completion of our clinical trials. Even with successful clinical safety and efficacy data, including such data from a clinical trial conducted pursuant to a SPA, we or our collaborators may be required to conduct additional, expensive clinical trials to obtain regulatory approval.

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

We may not be able to successfully develop or commercialize PTI-125, a proprietary drug candidate to treat Alzheimer’s disease.

We have no history of developing treatment for AD.  The biopharmaceutical industry as a whole has a poor track record in developing drugs for AD.  Drug candidates aimed at AD have almost universally failed in every attempt to show late-stage efficacy in clinical studies.   We do not know whether any of our planned development activities for AD will result in approval of such drug candidate by the FDA, or, if PTI-125 is approved, it will be a commercially viable product.

We may not be able to successfully develop or commercialize PTI-125DX, a blood-based test to detect Alzheimer’s disease.

We have no history of developing diagnostics.  The biopharmaceutical industry as a whole has a poor track record in developing blood-based diagnostics for AD.  Diagnostics aimed at detecting AD have almost universally failed in large studies despite evidence of success in early testing.   We do not know whether any of our planned development activities for AD will result in approval of a diagnostic by the FDA, or, if PTI-125DX is approved, it will be a commercially viable product.

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

If outside collaborators fail to devote sufficient time and resources to drug development programs related to our product candidates, or to the manufacture of our products, or if their performance is substandard, regulatory submissions and introductions for our products may be delayed.

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

Risks Relating to Commercialization

We currently have no in-house capabilities to manufacture or commercialize our drug products.  If we are unable to develop our own manufacturing, sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be disappointing.

We currently rely on Mallinckrodt as the sole manufacturer for REMOXY and commercialization of REMOXY is dependent on continuation of such relationship. Disputes in the past have arisen with Mallinckrodt with respect to us fulfilling our obligations under the Mallinckrodt Agreement. There can be no guarantee that such disputes will not arise again in the future, which may lead to Mallinckrodt terminating the Mallinckrodt Agreement. If the Mallinckrodt Agreement is terminated, we would not be able to commercialize REMOXY until another manufacturer is identified and we have entered into a manufacturing agreement with such manufacturer. If we are required to replace Mallinckrodt as the manufacturer of REMOXY, it is likely to delay commercialization of REMOXY for an extended period of time.

We currently have no sales, marketing or distribution capabilities. We have not established commercial strategies regarding any of our product candidates, including REMOXY.  In order to commercialize our products, if any are approved by the FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us.

If we decide to commercialize any of our drugs ourselves, we may not be able to

•	hire and retain the necessary experienced personnel;
•	build sales, marketing and distribution operations in a cost-effective manner which are capable of successfully launching new drugs;
•	obtain access to adequate numbers of physicians to prescribe our products; or
•	generate sufficient product revenues.

In addition, establishing such operations on our own will take time and involve significant expense. If our commercial operations lack complementary products, we may not be able to compete in a cost-effective manner with competitors with more products to sell. If we engage third-party collaborators to perform any commercial operations, our future revenues may depend significantly upon the performance of those collaborators.

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

Abuse-deterrent label claims for REMOXY may not be broad enough to demonstrate a substantial benefit to health care providers and patients.

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

According to the FDA guidance, label claims for abuse-deterrence should describe the product’s specific abuse-deterrent properties as well as the specific routes of abuse that the product has been developed to deter. When data predict or show that a product’s potentially abuse-deterrent properties can be expected to, or actually do, result in a significant reduction in that product’s abuse potential, these data, together with an accurate characterization of what the data mean, may be included in product labeling.

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

In addition, because patent applications are published sometime after filing, and because applications can take several years to issue, there may be currently pending third party patent applications that are unknown to us, which may later result in issued patents. If a third party claims that we infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

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

•

redesigning our process so that it does not infringe third party intellectual property rights, which may not be possible, or which may require substantial time and expense including delays in bringing our own products to market. Such actions could harm our competitive position and our ability to generate revenue and could result in increased costs.

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

Risks Relating to our Business and Strategy

Our business may fail without a new equity incentive plan.

We depend heavily on equity incentives to retain the services of all of our personnel, without which we are not able to retain or hire qualified personnel or board members.  In particular, our independent board members receive no form of compensation for their services other than new equity incentives every year.  The 2008 Equity Plan expired in December 2017.  Furthermore, in 2017, shareholders rejected a proposal to renew an equity incentive plan. As a result, going-forward we are no longer able to grant new equity incentives to any of our personnel, including new potential hires and board members, until and unless shareholders approve a new equity incentive plan.  The loss of personnel and board members, and our potential inability to hire replacement personnel, will materially delay or disrupt our operations and will put us out of compliance with various legal standards and regulations for listed companies, all of which may force us to curtail or cease operations.

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

Our operations, as well as those of our collaborators on which we depend, are vulnerable to damage or interruption from computer viruses, human error, natural disasters, electrical and telecommunication failures, international acts of terror and similar events. We have not established a formal disaster recovery plan and our back-up operations and business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.

We use information technology, computer systems and networks to process, transmit and store electronic information in connection with our business activities. Cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency, scope and sophistication in every industry. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data, and may cause a disruption in our operations, harm our reputation and increase our stock trading risk. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. Similarly, there can be no assurance that our third-party collaborators, distributors and other contractors and consultants will be successful in protecting our data that is stored on their systems. A cyberattack or destruction or loss of data could have a material adverse effect on our business and prospects. In addition, we may suffer reputational harm or face litigation or adverse regulatory action as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

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

Although we were profitable in some years in the past based on payments received pursuant to collaboration agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $157 million at December 31, 2017. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future.

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

If we determine that we need to raise additional funds and we are not successful in doing so, we may be unable to complete the clinical development of some or all of our drug candidates or to seek or obtain FDA approval of our drug candidates. We then could be forced to discontinue product development, enter into a relationship with an additional strategic partner earlier than currently intended, relinquish or license on unfavorable terms our rights to technologies or drug candidates that we would seek to develop ourselves or significantly delay, scale-back or curtail our operations.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	results of or delays in efforts to seek regulatory approval for REMOXY, and in preclinical studies and clinical trials for our other drug candidates;
•	publicity regarding products under development by us or others, including with respect to actual or potential medical results relating to such matters;
•	announcements of technological innovations or new commercial products by us or others;
•	developments in patent or other proprietary rights by us or others;
•	comments or opinions by securities analysts or major stockholders;
•	adverse media coverage related to opioid pharmaceuticals;
•	future sales of our common stock by existing stockholders;
•	developments with respect to potential merger and acquisition activity of companies with whom we have strategic alliances or other agreements;
•	regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;
•	litigation or threats of litigation;
•	economic and other external factors or other disaster or crises;
•	the departure of any of our officers, directors or key employees;
•	period-to-period fluctuations in financial results;
•	announcement or expectations of additional financing efforts;
•	changes in accounting practices;
•	changes in the structure of the healthcare payment system;
•	market conditions in the biopharmaceutical industry;
•	publication of research reports about us, our competitor or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts; and
•	limited daily trading volume.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company” as defined in the Securities Exchange Act of 1934, and are thus allowed to provide simplified executive compensation disclosures in our filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and have certain other reduced disclosure obligations with respect to our SEC filings. We will remain a “smaller reporting company” until the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our recently completed second fiscal quarter is $75 million or more. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have in the past and may in the future fail to meet all applicable listing requirements, our common stock may be delisted from The Nasdaq Global Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The Nasdaq Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, such as the corporate governance requirements, the minimum closing bid price requirement, the minimum market value of listed securities requirement, total assets and total revenues, net income from continuing operations, the number of publicly held shares or any other Nasdaq requirements. Nasdaq could determine to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. On November 16, 2016, we received notice from the Listing Qualifications Department of the Nasdaq Stock Market (the “Staff”) indicating that, for the previous 30 consecutive business days, the bid price for our common stock closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq Global Market. The notification letter stated that we would be afforded 180 calendar days, or until May 15, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, on May 4, 2017, our board of directors and stockholders approved the Charter Amendment to effect the Reverse Stock Split. On May 10, 2017, our common stock began trading on The Nasdaq Global Market on a split-adjusted basis at a ratio of 7-for-1. On May 24, 2017, we received a letter from the Staff indicating that we had regained compliance with the $1.00 minimum closing bid price requirement. Despite effecting the Reverse Stock Split, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum closing bid price requirement in the future. The continuing effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied.

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

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in prior offerings, and investors purchasing our shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock or securities convertible into or exchangeable for our common Stock in future transactions may be higher or lower than the price per share in prior offerings.

There may not be an active, liquid trading market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on Nasdaq. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in December 2020.  We believe that our facilities are adequate and suitable for our current needs.

Item 3.Legal Proceedings

None.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on Nasdaq,  under the symbol "PTIE." The following table sets forth the high and low sales prices per share of our common stock as reported on Nasdaq for the periods indicated.

	Sales Prices
	High	Low
Fiscal 2016:
First Quarter	$2.40	$1.55
Second Quarter	$2.63	$1.95
Third Quarter	$3.00	$0.96
Fourth Quarter	$1.04	$0.51
Fiscal 2017:
First Quarter	$9.31	$3.71
Second Quarter	$7.42	$3.38
Third Quarter	$4.30	$3.10
Fourth Quarter	$6.49	$3.10

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and, notwithstanding our special nondividend distributions in December 2012 (of $0.75 per share of common stock totaling $34.0 million) and December 2010 (of $2.00 per share of common stock totaling $85.7 million), we have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 12, 2018, there were approximately 48 holders of record of our common stock.

Item 6.Selected Financial Data

Not applicable.

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

The following is a summary of our pipeline of drug assets:

REMOXY ER (extended-release oxycodone capsules CII) – REMOXY, our lead drug candidate, is a proprietary abuse-deterrent, twice-daily, oral oxycodone to treat severe chronic pain.  We plan to resubmit the REMOXY NDA to the FDA, with Priority Review in Q1 2018.  We own exclusive rights to develop and commercialize REMOXY worldwide, with a sales royalty obligation to one of our technology partners.

FENROCK™ (transdermal fentanyl patch CII) – FENROCK is a proprietary, abuse-deterrent fentanyl skin patch to treat severe pain. This is an early-stage program that is substantially funded by a competitive research grant award from the National Institute on Drug Abuse (NIDA), the primary agency of the U.S. government for research on drug abuse. We own exclusive, worldwide rights to FENROCK, with no royalty obligations to any third party.

PTI-125 – PTI-125 is a proprietary small molecule drug for the treatment of Alzheimer’s disease (AD).  In 2017, we completed a first-in-human Phase I study with PTI-125.  This program is substantially funded by competitive research grant awards from the National Institutes of Health (NIH), the primary agency of the U.S. government for biomedical research.  We own exclusive, worldwide rights to PTI-125, with no royalty obligations to any third party.

PTI-125DX – PTI-125 is a proprietary, blood-based diagnostic/biomarker to detect Alzheimer’s disease (AD).  This clinical-stage program is substantially funded by competitive research grant awards from the NIH. We own exclusive, worldwide rights to PTI-125DX, with no royalty obligations to any third party.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $157 million at December 31, 2017. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

We believe that our cash and cash equivalents at December 31, 2017, will enable us to fund our operating expenses for at least the next 12 months. In addition, we will seek in the future to fund our operations through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or increase profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects.

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

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years ended December 31,
	2017	2016

Compensation	$2,913	$3,561
Contractor fees and supplies	3,989	4,842
Other common costs	713	773
	$7,615	$9,176

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company expects that the adoption will not have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases.  For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is evaluating the effect that the adoption of this ASU will have on its financial statements.  The Company currently expects that its operating lease commitment will be subject to the new standard and recognized as right-of-use asset and operating lease liability upon adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

Results of Operations

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and

•	compensation and other personnel-related expenses.

Research and development expenses decreased  to  $7.6 million in 2017 from $9.2 million in 2016, primarily due to decreases in REMOXY related expenses and non-cash Performance Award related expenses in the year ended 2017 as compared to the same period in 2016. We received a  $1.4 million research grant in 2017 from the NIH that we recorded as a reduction to our research and development expense compared to  a $1.5 million research grant in 2016.

Research and development expenses included non-cash stock-related compensation expenses of $1.2 million in 2017 compared to $1.8 million in 2016.

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

General and Administrative Expense

General and administrative expense consists primarily of compensation and other general corporate expenses. General and administrative expense decreased to $4.3 million in 2017 from $5.8 million in 2016 primarily due to decreases in non-cash Performance Award related expenses and the departure of our CFO in 2017 as compared in 2016.

General and administrative expenses included non-cash stock-related compensation expenses of $1.8 million in 2017 compared to $2.6 million in 2016.

We expect other general and administrative expense for 2018 will be consistent with 2017.

Interest Income

Interest and other income, net, was $38,000 in 2017 compared to $107,000 in 2016.  We expect our interest income to decrease in the future as we use cash to fund our operations.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaborative agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2017, cash, cash equivalents and marketable securities were $10.5 million.

Net cash used in operating activities was  $8.2 million for 2017 compared to $12.2 million for in 2016.  The decrease was primarily due to lower research and development expenses during 2017 as compared in 2016.

Net cash provided by investing activities was $2.1 million in 2017 compared to net cash used in investing activities of $2.2 million in 2016. Investing activities for both years consisted primarily of the purchase and maturities of marketable securities.

Net cash used by financing activities was $0.3 million in 2016 resulting primarily from issuing shares of our common stock to employees for vested Performance Awards net of statutory employment taxes.

Realization of our deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance.

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in 2020.  Future minimum lease payments are $0.3 million at December 31, 2017.

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of December 31, 2017. Our formulation agreement with Durect Corporation obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones.

We have an accumulated deficit of $157 million at December 31, 2017. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 50 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2017 by approximately $2,000. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We have no holdings of derivative financial or commodity instruments. As of December 31, 2017, our investments consisted of investments in commercial paper, corporate notes and obligations or in money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Pain Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pain Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Austin, Texas

February 6, 2018

PAIN THERAPEUTICS, INC.

BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$10,479	$16,615
Marketable securities	—	2,099
Other current assets	184	356
Total current assets	10,663	19,070
Property and equipment, net	156	232
Other assets	12	—
Total assets	$10,831	$19,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$424	$303
Accrued development expense	399	27
Accrued compensation and benefits	309	335
Total current liabilities	1,132	665
Noncurrent liabilities	—	—
Total liabilities	1,132	665
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 6,595,509 and 6,591,705
shares issued and outstanding at December 31, 2017 and 2016, respectively	7	7
Additional paid-in capital	167,091	164,118
Accumulated other comprehensive income	—	—
Accumulated deficit	(157,399)	(145,488)
Total stockholders' equity	9,699	18,637
Total liabilities and stockholders' equity	$10,831	$19,302

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended December 31,
	2017	2016
Operating expenses:
Research and development	$7,615	$9,176
General and administrative	4,334	5,781
Total operating expenses	11,949	14,957
Operating loss	(11,949)	(14,957)
Interest income	38	107
Net loss	$(11,911)	$(14,850)
Net loss per share, basic and diluted	$(1.82)	$(2.28)
Shares used in computing net loss per share, basic and diluted	6,537	6,520

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2017	2016
Net loss	$(11,911)	$(14,850)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	—
Comprehensive loss	$(11,911)	$(14,850)

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

				Accumulated
				other		Total
	Common stock		Additional	comprehensive	Accumulated	stockholders'
	Shares	Par value	paid-in capital	income	deficit	equity
Balance at December 31, 2015	6,536,588	7	159,998	—	(130,638)	29,367
Non-cash stock-related compensation for:
Stock options for employees	—	—	3,467	—	—	3,467
Stock options for non-employees	—	—	25	—	—	25
Performance Awards and related non-cash stock-related compensation	69,286	—	842	—	—	842
Performance Awards related to statutory taxes	(14,169)	—	(214)	—	—	(214)
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(14,850)	(14,850)
Balance at December 31, 2016	6,591,705	7	164,118	—	(145,488)	18,637
Non-cash stock-related compensation for:
Stock options for employees	—	—	2,954	—	—	2,954
Stock options for non-employees	—	—	19	—	—	19
Issuance of common stock pursuant to 7 to 1 Reverse stock split round up	3,804	—	—	—	—	—
Net loss	—	—	—	—	(11,911)	(11,911)
Balance at December 31, 2017	6,595,509	$7	$167,091	$—	$(157,399)	$9,699

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,911)	$(14,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	2,973	4,334
Depreciation and amortization	68	58
Non-cash net interest income	(2)	(8)
Changes in operating assets and liabilities:
Other current assets	172	86
Other non-current assets	(12)	12
Accounts payable	129	(711)
Accrued development expense	372	(867)
Accrued compensation and benefits	(26)	(288)
Net cash used in operating activities	(8,237)	(12,234)
Cash flows from investing activities:
Purchases of property and equipment	—	(75)
Purchases of marketable securities	(399)	(4,141)
Sales of marketable securities	400	—
Maturities of marketable securities	2,100	2,050
Net cash provided (used in) investing activities	2,101	(2,166)
Cash flows from financing activities:
Cash used for statutory taxes for net exercise of Performance Awards	—	(214)
Deferred financing costs	—	(70)
Net cash used in financing activities	—	(284)
Net decrease in cash and cash equivalents	(6,136)	(14,684)
Cash and cash equivalents at beginning of period	16,615	31,299
Cash and cash equivalents at end of period	$10,479	$16,615

See accompanying notes to financial statements.

PAIN THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1.  General and Liquidity

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

On May 4, 2017, following stockholder approval, our board of directors approved a reverse stock split at a ratio of 7-for-1. On May 4, 2017, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the 7-for-1 reverse stock split of our outstanding shares of common stock. The number of outstanding shares of common stock on the date of the reverse split was reduced from 46.1 million to 6.6 million shares. Our common stock began trading on the Nasdaq Global Market on a split-adjusted basis when the market opened for trading on May 10, 2017. As a result, all common stock share amounts included in these consolidated financial statements have been retroactively reduced by a factor of seven, and all common stock per share amounts have been increased by a factor of seven, with the exception of our common stock par value.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $157 million at December 31, 2017. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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

Proceeds from Grants

 In 2017, we received $1.4 million in research grants from the NIH and NIDA and $1.5 million in 2016.  We record the proceeds from the grant as a reduction to our research and development expenses.

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

A change in prevailing interest rates may cause the fair value of the investment to fluctuate. We do not recognize an impairment charge related to this type of fluctuation because the fluctuation is temporary and eliminated by the time an investment matures. We would recognize an impairment charge if and when we determine that a decline in the fair value below the amortized cost of an investment is other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including any adverse changes in the investees’ financial condition, how long the fair value has been below the amortized cost and whether it is more likely than not that we would elect to or be required to sell the marketable security before its anticipated recovery.

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

	Years ended December 31,
	2017	2016
Numerator:
Net loss	$(11,911)	$(14,850)
Denominator:
Shares used in computing net loss per share, basic and diluted	6,537	6,520
Net loss per share, basic and diluted	$(1.82)	$(2.28)
Dilutive common shares excluded from net loss per share, diluted	2,497	2,535

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company expects that the adoption will not have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases.  For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is evaluating the effect that the adoption of this ASU will have on its financial statements.  The Company currently expects that its operating lease commitment will be subject to the new standard and recognized as right-of-use asset and operating lease liability upon adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

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

4.  Cash and Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
December 31, 2017
Cash	$158	$—	$—	$158	$—	$158
Cash equivalents	10,321	—	—	10,321	—	10,321
Total cash and cash equivalents	$10,479	$—	$—	$10,479	$—	$10,479
Reported as:
Cash and cash equivalents	$10,479	—	—	$10,479	$—	$10,479
Marketable securities	—	—	—	—	—	—
	$10,479	$—	$—	$10,479	$—	$10,479
Maturities:
Matures in one year or less	$10,479	$—	$—	$10,479	$—	$10,479
Matures one to three years	—	—	—	—	—	—
	$10,479	$—	$—	$10,479	$—	$10,479

December 31, 2016
Cash	$1,434	$—	$—	$1,434	$—	$1,434
Cash equivalents	12,783	—	—	12,783	—	12,783
Commercial paper	4,497	—	—	4,497	—	4,497
Total cash and cash equivalents	$18,714	$—	$—	$18,714	$—	$18,714
Reported as:
Cash and cash equivalents	$16,615	—	—	$16,615	$—	$16,615
Marketable securities	2,099	—	—	2,099	—	2,099
	$18,714	$—	$—	$18,714	$—	$18,714
Maturities:
Matures in one year or less	$18,714	$—	$—	$18,714	$—	$18,714
Matures one to three years	—	—	—	—	—	—
	$18,714	$—	$—	$18,714	$—	$18,714

To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value were (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2017
Cash and cash equivalents	$10,479	$—	$—	$10,479
Commercial paper	—	—	—	—
	$10,479	$—	$—	$10,479
December 31, 2016
Cash and cash equivalents	$14,217	$—	$—	$14,217
Commercial paper	—	4,497	—	4,497
	$14,217	$4,497	$—	$18,714

5.  Property and Equipment

Property and equipment includes furniture and equipment with a purchase value of $1.0 million at December 31, 2017 and 2016. Depreciation is recognized using the straight-line method over the expected life of the property and equipment. Accumulated depreciation was $0.8 million at December 31, 2017 and $0.7 million at December 31, 2016.

6.  Stockholders' Equity and Stock-Based Compensation

Preferred Stock

Our Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

2008 Equity Incentive Plan

Under our 2008 Equity Incentive Plan, or 2008 Equity Plan, our employees, directors and consultants received share-based awards, including grants of stock options and Performance Awards. Our Board of Directors or a designated Committee of the Board is responsible for administration of the 2008 Equity Plan and determined the terms and conditions of each option granted, consistent with the terms of the plan. The 2008 Equity Plan expired in December 2017.  Share-based awards generally expire ten years from the date of grant.

When stock options or Performance Awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. We then use our cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Stock Options

The following summarizes information about stock option activity during 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Outstanding as of December 31, 2016	2,435,249	$25.19	4.8	$—
Options granted	1,026,410	$3.68
Options exercised	—	$—
Options forfeited/canceled	(479,504)	31.73
Outstanding as of December 31, 2017	2,982,155	$16.74	6.2	$0.4
Vested and expected to vest at December 31, 2017	2,982,155	$16.74	6.2	$0.4
Exercisable at December 31, 2017	1,757,688	$24.02	4.1	$—

The following summarizes information about stock options at December 31, 2017 by a range of exercise prices:

		Options outstanding			Options exercisable
			Weighted
			average	Weighted		Weighted
		Number of	remaining	average	Number of	average
Range of exercise prices		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$3.24	$4.09	933,200	9.8	$3.59	46,458	$3.25
$4.10	$15.61	620,243	7.5	$11.63	345,168	$12.51
$16.31	$23.38	628,411	3.9	$19.05	597,399	$19.16
$23.59	$35.00	656,841	2.9	$30.41	626,841	$30.24
$36.40	$53.55	143,460	3.4	$51.66	141,822	$51.82
		2,982,155	6.2	$16.74	1,757,688	$24.02

We use Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of our common stock. For options granted to employees and directors, we used certain factors to value each stock option granted, which resulted in a weighted average fair value of options granted during 2017 and 2016, as follows:

	2017	2016
Volatility	79% to 83%	72%
Risk-free interest rates	2% to 2.4%	1% to 2%
Expected life of option	7 years	7 years
Dividend yield	zero	zero
Forfeiture rate	zero	zero
Weighted average fair value of stock options granted	$2.74	$1.60

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

As of December 31, 2017, we expect to recognize compensation expense of $5.3 million related to non-vested options held by employees and directors over the weighted average remaining recognition period of 3.2 years.

Performance Awards

The following summarizes information about Performance Award activity during 2017:

Number of Performance Awards
Outstanding as of December 31, 2016	222,060
Granted	—
Vested Performance Awards	—
Forfeited/Canceled	(69,720)
Outstanding as of December 31, 2017	152,340

 If and when outstanding Performance Awards vest, we would recognize $2.5 million in non-cash stock-based compensation expense. These Performance Awards expire between 2022 and 2026.

Stock-Based Compensation Expense

The following summarizes information about non-cash stock-based compensation expense, in thousands:

	Years ended December 31,
	2017	2016

Research and development
Vesting of stock options	$1,205	$1,313
Vesting of Performance Awards	—	438
	1,205	1,751
General and administrative
Vesting of stock options	1,768	2,179
Vesting of Performance Awards	—	404
	1,768	2,583
Total non-cash stock-based compensation expenses
Vesting of stock options	2,973	3,492
Vesting of Performance Awards	—	842
	$2,973	$4,334

Non-cash stock-related compensation expense related to vesting of Performance Awards was associated with the resubmission of the NDA for REMOXY.

7.  Employee 401(k) Benefit Plan

We have a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits us to make additional matching contributions on behalf of all employees. Through December 31, 2017, we have not made any matching contributions to the 401(k) plan.

8.  Income Taxes

U.S. Tax Reform

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On December 31, 2017, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance.      The Company is still in the process of analyzing the impact to the Company of the Tax Act. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.

We did not provide for income taxes in 2017 and 2016 because we had a net operating loss for tax purposes in those years and the tax benefit that would have resulted from the statutory rate was fully offset by the valuation allowance.

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We reduced our deferred taxes assets at December 31, 2017 for the reduced corporate tax rate to 21% in recently enacted tax legislations.  We offset our deferred tax assets by a valuation allowance because we are uncertain about the timing and amount of any future profits. Significant components of our deferred tax assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$15,600	$22,300
Stock-related compensation	5,300	9,100
Research & development credit carryforwards	6,400	6,200
Other	200	200
	27,500	37,800
Valuation allowance	(27,500)	(37,800)
	$—	$—

As of the beginning of 2017, we increased both our net operating loss carryforwards and our valuation allowance by $0.9 million when we adopted ASU 2016-09 for certain tax deductions associated with stock option transactions greater than the stock-related compensation expense in our financial statements. The valuation allowance decreased by $10.3 million in 2017 and increased by $3.6 million in 2016.

Our pre-tax net operating loss carryforwards of $74 million are federal and expire between 2029 and 2036. As of December 31, 2017, we had federal research and development tax credits of approximately $10.7 million, which expire in the years 2023 through 2036.

Unrecognized tax benefits

We have unrecognized tax benefits related to tax credits. We added to our unrecognized tax benefits in 2017 and 2016 as follows (in thousands):

	2017	2016
Beginning balance	$4,200	$4,000
Additions based on tax positions related to the current year	100	200
Ending balance	$4,300	$4,200

9.  Leases and Commitments

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in December 2020. Future minimum lease payments are (in thousands).

	2018	2019	2020	Total
Minimum lease payments	$91	$95	$99	$285

We believe that our facilities are adequate and suitable for our current needs. Rent expense was $0.1 million both in 2017 and 2016.

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

Our management,  with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer (as Principle Executive Officer and Principal Financial Officer) has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or SEC, rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s annual report on internal control over financial reporting.  We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2017. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework  (2013 Framework).

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

Based on the COSO criteria, we believe our internal control over financial reporting as of December 31, 2017 was effective.

Changes in internal control over financial reporting.

As previously announced, on February 14, 2017, Peter S. Roddy resigned, effective March 9, 2017, as Vice President, Chief Financial Officer and Secretary. Remi Barbier, President and Chief Executive Officer, has assumed the role of Principal Financial Officer until such time as a new Chief Financial Officer is appointed.

Item 9B.Other Information

None.

PART III

Item 10.Directors and Executive Officers and Corporate Governance

The information regarding our directors, executive officers, director nomination process and the audit committee of our board of directors is incorporated by reference from "Directors and Executive Officers" in our Proxy Statement for our 2018 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater than ten percent (10%) stockholders are required to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2017.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	3,134,495	$15.92	58,017
Equity compensation plans not approved by stockholders	—	—	—
	3,134,495	$15.92	58,017

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

(b)Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2		Amended and Restated Bylaws.	10-Q	4/24/2013	3.2
3.3		Amended and Restated Certificate of Incorporation	8-K	5/8/2017	3.1
4.1		Specimen Common Stock Certificate.	10-Q	7/29/2005	4.1
10.1	*	Form of Indemnification Agreement between Pain Therapeutics and each of its directors and officers.	S-1	3/14/2000	10.1
10.3	*	Employment Agreement dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.	10-K	3/22/2002	10.5
10.4	+	Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.	10-K	2/24/2006	10.10
10.5	+	Amendment dated December 15, 2005 to Development and License Agreement dated December 19, 2002 between Registrant and DURECT Corporation and Southern Biosystems, Inc.	10-K	2/24/2006	10.11
10.11	*	Employment Agreement dated July 1, 1998 and amended December 17, 2008 between Registrant and Remi Barbier.	10-K	2/13/2009	10.12
10.12	*	2000 Employee Stock Purchase Plan, as amended and restated.	10-Q	7/29/2010	10.1
10.13		Lease agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.	10-Q	4/27/2011	10.1
10.14	*	Amendment Number 1 to the 2008 Equity Incentive Plan.	10-Q	8/1/2013	10.1
10.15	*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.	10-Q	8/1/2013	10.2
10.16		Second Amendment to Lease Agreement, dated as of April 8, 2014 between Registrant and StoneCliff Office, L.P.	10-Q	8/6/2014	10.1
10.17		Third Amendment to Lease Agreement, dated as of November 3, 2017 between Registrant US REIF Eurus Austin, LLC dba StoneCliff Building as successor in interest to StoneCliff Office, L.P.				X
23.1		Consent of Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included in the signature page to this report).	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
* Management contract, compensatory plan or arrangement.
+ Portions of this Exhibit are subject to a confidential treatment order.

(c)Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

Item 16.Form 10-K Summary

The Company has elected not to included summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Principal Executive
Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

Dated: February 6,  2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Remi Barbier his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REMI BARBIER	President, Chief Executive Officer and	February 6, 2018
Remi Barbier	Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial Officer)

/s/ NADAV FRIEDMANN, PH.D., M.D.	Chief Operating and Medical Officer	February 6, 2018
Nadav Friedmann, Ph.D., M.D.	and Director

/s/ ROBERT Z. GUSSIN, PH.D.	Director	February 6, 2018
Robert Z. Gussin, Ph.D.

/s/ MICHAEL J. O'DONNELL, ESQ.	Director	February 6, 2018
Michael J. O'Donnell, Esq.

/s/ SAIRA RAMASASTRY	Director	February 6, 2018
Saira Ramasastry

/s/ SANFORD R. ROBERTSON	Director	February 6, 2018
Sanford R. Robertson

/s/ PATRICK SCANNON, M.D, PH.D.	Director	February 6, 2018
Patrick Scannon, M.D., Ph.D.