Form 10-Q
period 2018-03-31
PAIN THERAPEUTICS INC
filed 2018-05-09
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March  31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	6,895,509
Shares Outstanding as of April 24, 2018

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,734	$10,479
Other current assets	155	184
Total current assets	10,889	10,663
Property and equipment, net	139	156
Other assets	30	12
Total assets	$11,058	$10,831

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$421	$424
Accrued development expense	18	399
Accrued compensation and benefits	309	309
Other current liabilities	10	—
Total current liabilities	758	1,132
Noncurrent liabilities	—	—
Total liabilities	758	1,132
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 6,895,509 and 6,595,509 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	7	7
Additional paid-in capital	169,852	167,091
Accumulated deficit	(159,559)	(157,399)
Total stockholders' equity	10,300	9,699
Total liabilities and stockholders' equity	$11,058	$10,831

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2018	2017
Operating expenses:
Research and development	$1,068	$1,388
General and administrative	1,099	1,376
Total operating expenses	2,167	2,764
Operating loss	(2,167)	(2,764)
Interest income	7	21
Net loss	$(2,160)	$(2,743)
Net loss per share, basic and diluted	$(0.33)	$(0.42)
Shares used in computing net loss per share, basic and diluted	6,638	6,535

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended
	March 31,
	2018	2017
Net loss	$(2,160)	$(2,743)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	—
Comprehensive loss	$(2,160)	$(2,743)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,160)	$(2,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	802	827
Depreciation and amortization	17	18
Non-cash net interest income	—	(2)
Changes in operating assets and liabilities:
Other current assets	72	230
Accounts payable	(3)	270
Accrued development expense	(381)	(19)
Accrued compensation and benefits	—	(33)
Other current liabilities	10	—
Net cash used in operating activities	(1,643)	(1,452)
Cash flows from investing activities:
Purchases of marketable securities	—	(399)
Sales of marketable securities	—	400
Maturities of marketable securities	—	2,100
Net cash provided by investing activities	—	2,101
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,898	—
Net cash provided by financing activities	1,898	—
Net increase in cash and cash equivalents	255	649
Cash and cash equivalents at beginning of period	10,479	16,615
Cash and cash equivalents at end of period	$10,734	$17,264

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General and Liquidity

Pain Therapeutics, Inc. (the “Company.” “Pain Therapeutics” or “we”) develops proprietary drugs that offer significant improvements to patients and healthcare professionals. We generally focus our drug development efforts on disorders of the nervous system.

In the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months  ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2018.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

On February 8, 2018, we entered into Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”).  In accordance with the terms of the sales agreement, we are able to offer and sell up to $16.9 million of shares of our common stock, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on July 31, 2017. We sold 300,000 shares of our common stock in the open market for net proceeds of $1.9 million through March 31, 2018, in the Capital on Demand™ program. As of March 31, 2018, we had up to $14.9 million of common stock available for sale under the Capital on Demand™ Sales Agreement.

Liquidity

The Company has incurred significant net loss and negative cash flows since inception, and as a result has an accumulated deficit of $160 million at March 31, 2018. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Reverse Stock Split

In May 2017, following our stockholders’ approval, the board of directors of the Company (the “Board of Directors”) approved a reverse stock split ratio of 7-for-1 of our issued and outstanding common stock. The par value of our common stock remained at $0.001 per share. The condensed financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Note 2.  Significant Accounting Policies

Use of Estimates

We make estimates and assumptions in preparing our financial statements in conformity with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue earned and expenses incurred during the reporting period. We evaluate our estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. Actual results could differ from these estimates and assumptions.

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

Proceeds from Grants

During the three  months ended March 31, 2018, we received $0.4 million pursuant to a previously disclosed research grant from the National Institutes of Health (the “NIH”) and National Institute on Drug Abuse (the “ NIDA”) that we recorded as a reduction to our research and development expenses.

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

We have granted share-based awards that vest upon achievement of certain performance criteria,  (“Performance Awards”). We multiply the number of Performance Awards by the fair market value of our common stock on the date of grant to calculate the fair value of each award. We estimate an implicit service period for achieving performance criteria for each award. We recognize the resulting fair value as expense over the implicit service period when we conclude that achieving the performance criteria is probable. We periodically review and update as appropriate our estimates of implicit service periods and conclusions on achieving the performance criteria. Performance Awards vest and common stock is issued upon achievement of the performance criteria.

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

We include the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended
	March 31,
	2018	2017
Numerator:
Net loss	$(2,160)	$(2,743)
Denominator:
Shares used in computing net loss per share, basic and diluted	6,638	6,535
Net loss per share, basic and diluted	$(0.33)	$(0.42)
Dilutive common shares excluded from net loss per share, diluted	2,494	2,435

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
March 31, 2018
Cash	$156	$—	$—	$156	$—	$156
Cash equivalents	10,578	—	—	10,578	—	10,578
Total cash and cash equivalents	$10,734	$—	$—	$10,734	$—	$10,734
Reported as:
Cash and cash equivalents	$10,734	$—	$—	$10,734	$—	$10,734
Marketable securities	—	—	—	—	—	—
	$10,734	$—	$—	$10,734	$—	$10,734
Maturities:
Matures in one year or less	$10,734	$—	$—	$10,734	$—	$10,734
Matures one to three years	—	—	—	—	—	—
	$10,734	$—	$—	$10,734	$—	$10,734

December 31, 2017
Cash	$158	$—	$—	$158	$—	$158
Cash equivalents	10,321	—	—	10,321	—	10,321
Total cash and cash equivalents	$10,479	$—	$—	$10,479	$—	$10,479
Reported as:
Cash and cash equivalents	$10,479	$—	$—	$10,479	$—	$10,479
Marketable securities	—	—	—	—	—	—
	$10,479	$—	$—	$10,479	$—	$10,479
Maturities:
Matures in one year or less	$10,479	$—	$—	$10,479	$—	$10,479
Matures one to three years	—	—	—	—	—	—
	$10,479	$—	$—	$10,479	$—	$10,479

We did not realize any material gains or losses on our investments in marketable securities during the three months ended March 31, 2018 and December 31, 2017. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2018
Cash and cash equivalents	$10,734	$—	$—	$10,734
Commercial paper	—	—	—	—
	$10,734	$—	$—	$10,734
December 31, 2017
Cash and cash equivalents	$10,479	$—	$—	$10,479
Commercial paper	—	—	—	—
	$10,479	$—	$—	$10,479

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended March 31, 2018 and December 31, 2017.

Note 4.  Equity and Stock-Based Compensation Expense

Stockholders’ equity activity in 2018

During the three months ended March 31, 2018, our common stock outstanding and stockholders’ equity

(in thousands) changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2017	6,595,509	$9,699
Non-cash stock-related compensation for:
Stock options for employees	—	789
Stock options for non-employees	—	13
Issuance of common stock, net of issuance costs	300,000	1,959
Net loss	—	(2,160)
Balance at March 31, 2018	6,895,509	$10,300

Stock option and Performance Award activity in 2018

During the three  months ended March 31, 2018, stock options and unvested Performance Awards outstanding under our 2008 Equity Incentive Plan changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2017	2,982,155	152,340
Options granted	—	—
Options exercised	—	—
Options forfeited/canceled	—	—
Outstanding as of March 31, 2018	2,982,155	152,340

The weighted average exercise price of options outstanding at March 31, 2018 was $16.70. As outstanding options vest over the current remaining vesting period of  three years, we expect to recognize non-cash expense of $4.4 million. If and when outstanding Performance Awards vest, we would recognize non-cash expense of $2.5 million over the implicit service period.

Stock-based Compensation Expense in 2018

During the three months  ended March 31, 2018 and 2017, our non-cash stock-related compensation expenses were as follows (in thousands):

	Three months ended
	March 31,
	2018	2017
Research and development
Vesting of stock options	$352	$312
	352	312
General and administrative
Vesting of stock options	450	515
	450	515
Total non-cash stock-based compensation expenses
Vesting of stock options	802	827
	$802	$827

Note 5. Stockholder’s Equity

At the Market Issuance Sales Agreement  — On February 8, 2018, we entered into  a Capital on Demand™ Sales Agreement, or the ATM Agreement, with JonesTrading. In accordance with the terms of the sales agreement, we are able to offer and sell up to $16.9 million of shares of our common stock, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on July 31, 2017.

During the three months ended March 31, 2018, we sold a total of 300,000 shares of our common stock under the ATM Agreement, in the open market at an average gross selling price of $6.70 per share for net proceeds of $1.9 million. We expensed approximately $0.1 million of cost for the offering, excluding JonesTrading commissions. During the three months ended March 31, 2018, we charged $0.01 million of these costs against addition paid-in capital. As of May 4, 2018, we had up to $14.9 million of shares of our common stock available for sale under the ATM Agreement.

Note 6.  Income Taxes

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On December 31, 2017, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance.  The Company is still in the process of analyzing the impact to the Company of the Tax Act. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.  For the three months ended March 31, 2018 no adjustments to the remeasurement of the Company’s deferred tax accounts were recognized.

We did not provide for income taxes during the three  months ended March 31, 2018, because we have projected a net loss for the full year 2018.

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

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires in December 2020.  Minimum lease payments are as follows (in thousands):

	2018	2019	2020	Total
Minimum lease payments	$91	$95	$99	$285

Note 8.  Recently Issued Accounting Pronouncements

We reviewed recently issued accounting pronouncements and have adopted or plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists.  The Company adopted ASU 2016-15 effective January 1, 2018, and this guidance did not have any impact on the Company’s financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report on Form 10-Q contains certain statements that are considered forward-looking statements within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•

the timing and topics of our discussions with the U.S. Food and Drug Administration (the  “ FDA”) regarding the status of the New Drug Application (the “NDA”) for REMOXY® ER (oxycodone capsules CII), or REMOXY;

•	additional development activities to potentially support obtaining approval of REMOXY by the FDA;
•	the ability of REMOXY to capture a share of the market for extended release opioid drugs;
•	the status of products and potential products that are competitive with REMOXY and the implications of the FDA requirements for approval of such competitive products;
•	our plans to rely on third parties, including Durect Corporation (“Durect”), and Noramco, Inc. (“Noramco”) to supply us with excipients and active pharmaceutical ingredients and to manufacture REMOXY;
•	discussions with potential strategic partners for the development and commercialization of REMOXY;
•	the outcome of research and development activities, including, without limitation, development activities for FENROCK™ and potential formulation of additional dosage forms of our drug candidates;
•

the potential benefits of our product candidates such as REMOXY, FENROCK™, PTI-125 or PTI-125DX including the potential ability of PTI-125 to prevent or reverse amyloid-related Alzheimer’s damage or PTI-125DX to diagnose Alzheimer’s disease;

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

•	having or obtaining sufficient resources for the successful development, manufacture and commercialization of REMOXY;
•	the quantity, quality or sufficiency of the data, materials and information transferred to us by Pfizer, Inc. (“Pfizer”) regarding the REMOXY development program;
•	discussions with potential strategic partners for the development and commercialization of REMOXY;
•	the successful development of other drug candidates, independently as well as pursuant to our other collaboration agreements, and the continuation of such agreements;

•	difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory authorization or approval, production and commercialization of our drug candidates;
•	the uncertainty of protection of our intellectual property rights or trade secrets;
•	potential infringement of the intellectual property rights of third parties;
•	pursuing in-license and acquisition opportunities;
•	maintenance or third party funding of our collaboration and license agreements;
•	legislation or regulatory actions affecting product pricing, reimbursement or access;
•	significant breakdown or interruption of our information technology and infrastructure;
•	significant issues that may arise related to outsourcing certain preclinical studies, clinical trials and formation and manufacturing activities;
•	hiring and retaining personnel; and
•	our financial position and our ability to obtain additional financing if necessary.

In addition, such statements are subject to the risks and uncertainties discussed in the "Risk Factors" section and elsewhere in this document.

Overview

Pain Therapeutics develops proprietary drugs that offer significant improvements to patients and healthcare professionals. We generally focus our drug development efforts on disorders of the nervous system.

Our expertise consists of developing new drug candidates and guiding these drug candidates through various regulatory and development pathways in preparation for their potential commercialization. By necessity, the conduct of drug development is complex, lengthy, expensive and risky. The FDA has not yet established the safety or efficacy of our drug candidates.

The following is a summary of our pipeline of drug assets:

REMOXY ER (extended-release oxycodone capsules CII) – REMOXY, our lead drug candidate, is a proprietary abuse-deterrent, twice-daily, oral oxycodone to treat severe chronic pain. The REMOXY NDA was submitted to the FDA, with priority (six-month) review, in the first quarter of 2018 and was assigned a Prescription Drug User Fee Act (“PDUFA”) date of August 7, 2018.   The REMOXY NDA is requesting that the label claims the injection, inhalation and nasal routes of abuse. The FDA has informed us that it plans to hold an Advisory Committee meeting, tentatively scheduled for June 26, 2018, to discuss the REMOXY NDA We own exclusive rights to develop and commercialize REMOXY worldwide, with a sales royalty obligation to one of our technology partners.

FENROCK™ (transdermal fentanyl patch CII) – FENROCK™  is a proprietary, abuse-deterrent fentanyl skin patch to treat severe pain. This is an early-stage program that is substantially funded by a competitive research grant award from the NIDA, the primary agency of the U.S. government for research on drug abuse. We own exclusive, worldwide rights to FENROCK™, with no royalty obligations to any third party.

PTI-125 – PTI-125 is a proprietary small molecule drug for the treatment of AD.  In 2017, we completed a first-in-human Phase I study with PTI-125.  This is an early-stage program that is substantially funded by competitive research grant awards from the NIH, the primary agency of the U.S. government for biomedical research.  We own exclusive, worldwide rights to PTI-125, with no royalty obligations to any third party.

PTI-125DX – PTI-125 is a proprietary, blood-based diagnostic/biomarker to detect AD.  This is an early-stage program that is substantially funded by competitive research grant awards from the NIH. We own exclusive, worldwide rights to PTI-125DX, with no royalty obligations to any third party.

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

The proposed indication for REMOXY is for “the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.”

We resubmitted the REMOXY NDA in the first quarter of 2018 with priority (six-month) review. The REMOXY NDA was subsequently accepted by the FDA and was assigned a PDUFA date of August 7, 2018.

The REMOXY NDA is requesting label claims for abuse deterrence against three routes of abuse: injection, inhalation and nasal.  The FDA has informed us it plans to hold an Advisory Committee meeting to discuss the REMOXY NDA, tentatively scheduled for June 26, 2018.

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

In March 2016, we resubmitted to the FDA an  NDA for REMOXY.   In September 2016, we received a Complete Response Letter (‘CRL”) from the FDA for the REMOXY NDA. The CRL informed us that REMOXY could not be approved in its present form and specified additional actions and data needed for drug approval. The CRL substantially focused on the need to conduct a clinical abuse-deterrent study via the nasal route of administration, and additional in vitro (non-clinical) studies to further characterize the abuse-deterrent properties of REMOXY.  The 2016 CRL made no mention of clinical safety, drug efficacy, manufacturing, stability, bioequivalence or any other issues from a prior CRL.

In February 2017, we met with the FDA regarding REMOXY.  During this meeting, we reached a  written agreement with the FDA on a roadmap to resubmit the NDA for REMOXY.  Final minutes of our FDA meeting confirmed two key requirements needed for the resubmission of the REMOXY NDA:

•

To support a potential drug label claim against abuse by injection: Repeat an injectability/syringeability study using thin films of drug, smaller volumes of solvents, additional mixed solvents and alternative extraction methods and syringe filter.

•	To support a potential drug label claim against abuse by snorting: Conduct an intranasal abuse potential study in human volunteers.

During 2017, we conducted these mandated studies with REMOXY.  We believe positive results from these studies support label claims against abuse by injection and abuse by snorting.  In November 2017, we concluded a pre-NDA meeting with the FDA.  The purpose of this pre-NDA meeting was to agree on submission requirements for the REMOXY NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.   During the pre-NDA meeting, we received comments and clarification from the FDA on the acceptability of the data to be included in the REMOXY NDA resubmission, including a recent intranasal study.  All questions were addressed and summarized in official minutes of the meeting issued by the FDA.  There are no discrepancies or requests for clarifications following receipt of final meeting minutes. As a result, we resubmitted the REMOXY NDA in the first quarter of 2018 with Priority (six-month) review. The REMOXY NDA was subsequently accepted by the FDA and was assigned a PDUFA date of August 7, 2018.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $160 million at March 31, 2018. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended
	March 31,
	2018	2017
Compensation	$838	$727
Contractor fees and supplies	71	455
Other common costs	159	206
	$1,068	$1,388

Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended March 31, 2018, we received $0.4 million pursuant to a previously disclosed research grant from the National Institutes of Health (the “NIH”) and National Institute on Drug Abuse (the “ NIDA”) that we recorded as a reduction to our research and development expenses.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

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

Results of Operations –  Three months  ended March 31, 2018 and 2017

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses were $1.1 million and $1.4 million during the three months ended March 31, 2018 and 2017, respectively. The decrease was due primarily to  a decrease in REMOXY related expenses and the receipt of grant funding from the NIH, recorded as a reduction in research and development expenses.

Research and development expenses included non-cash stock-related compensation expenses of $0.4 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively.

We expect research and development expenses to fluctuate over the next several years as we continue our development efforts. We believe our development efforts may result in our drug candidates progressing through various stages of clinical trials. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and preclinical studies. We also expect non-cash equity-related expenses to increase in the future.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. We incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq Stock Market LLC (“Nasdaq”), insurance expenses, audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services. We expect such expenses to continue.

General and administrative expenses were $1.1 million and $1.4 million during the three months ended March 31, 2018 and 2017, respectively. The decrease was due primarily to a decrease in cash and non-cash compensation related expenses and Audit fee costs reduction.

General and administrative expenses included non-cash stock-related compensation expenses of $0.5 million in both three months ended March 31, 2018 and 2017.

We expect our general and administrative expenses during the remainder of 2018 to remain approximately the same as compared to 2017 activities.

Interest Income

Interest income was $7,000 and $21,000 during the three months ended March 31, 2018 and 2017, respectively. The decrease was due primarily to a lower cash balance and lower prevailing interest rate on our investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2018, cash and cash equivalents were  $10.7 million.

On February 8, 2018, we entered into Capital on Demand™ Sales Agreement with JonesTrading. In accordance with the terms of the sales agreement, we are able to offer and sell up to $16.9 million of shares of our common stock, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on July 31, 2017. We sold 300,000 shares of our common stock in the open market for net proceeds of $1.9 million through March 31, 2018, in the Capital on Demand™ program. As of March 31, 2018, we had up to $14.9 million of shares of our common stock available for sale under the Capital on Demand™ Sales Agreement.

Net cash used in operating activities was $1.6 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase  was primarily due to the timing changes in other balance sheet accounts.

Net cash provided by investing activities during the three months ended March 31, 2017 was $2.1 million. Investing activities in 2017 consisted primarily of purchases, sales and maturities of marketable securities.

Net cash provided by financing activities during the three months ended March 31, 2018 was  $1.9 million,  was primarily related to sale common stock, net of issuance costs in Capital on Demand™ transactions.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance.

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires in December 2020.  Minimum lease payments are as follows (in thousands):

	2018	2019	2020	Total
Minimum lease payments	$91	$95	$99	$285

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of March 31, 2018. Our formulation agreement with Durect obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $160 million at March 31, 2018. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates would not affect the fair value of securities at March 31, 2018. To minimize  risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of March 31, 2018, our investments consisted of money market accounts with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the Nasdaq Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer (as Principal Executive Officer and Principal Financial Officer) has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer (as Principal Executive Officer and Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.   There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended March 31, 2018 that has material affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

To date, we have invested substantial resources in the development of our lead product, REMOXY.  Despite these investments, the REMOXY NDA received CRLs from the FDA in 2008, 2011 and 2016 indicating our drug was not yet ready for approval.  Collectively, these CRLs have resulted in long delays to product revenue; sudden, severe and prolonged drops in our stock price; loss of our initial competitive advantages in the market for abuse-deterrent opioid drugs; and dwindling cash balances.  Accordingly, we cannot assure you that we will be able to receive FDA approval for REMOXY, or successfully commercialize this drug candidate. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed, and we may not be able to survive as a business.

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

Satisfaction of all regulatory requirements for commercialization of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a CRL for the REMOXY NDA. In this CRL, the FDA indicated that additional non-clinical data was required to support the approval of REMOXY. However, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King Pharmaceuticals (“King”) assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In June 2011, we and Pfizer announced that King received a CRL from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s CRL raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. Pfizer completed work designed to address the June 2011 CRL. On April 21, 2015, we announced that we resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY.

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

During 2017, we conducted these mandated studies with REMOXY.  In November 2017, we concluded a regulatory meeting with the FDA.  The purpose of this pre-NDA meeting was to agree on submission requirements for the REMOXY NDA under 505(b)(2) of the Federal Food, Drug, and Cosmetic Act.   We received comments and clarification from the FDA on the acceptability of the data to be included in the REMOXY NDA resubmission, including a recent intranasal study.  All questions were addressed and summarized in official minutes of the meeting issued by the FDA.  There are no discrepancies or requests for clarifications following receipt of final meeting minutes.  As a result, we resubmitted the REMOXY NDA in the first quarter of 2018 with Priority (six-month) review. The REMOXY NDA was subsequently accepted by the FDA and was assigned a PDUFA date of August 7, 2018.

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

The U.S. Drug Enforcement Agency (“DEA”) limits the availability of the active ingredients in certain of our current drug candidates and, as a result, quotas for these ingredients may not be sufficient to complete clinical trials, or to meet commercial demand, or may result in clinical delays.

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

We may not be able to successfully develop or commercialize FENROCK™,  a proprietary abuse-deterrent transdermal pain patch (fentanyl), designed to prevent common methods of abuse of fentanyl.

We have no history of developing transdermal patches. We do not know whether any of our planned development activities for FENROCK™ will result in approval of such drug candidate by the FDA, or, if FENROCK™ is approved, it will be a commercially viable product.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003  (the “Medicare Modernization Act”) established the Medicare Part D program and provided authority for limiting the number of drugs that will be covered in any therapeutic class thereunder. The Medicare Modernization Act, including its cost reduction initiatives, could limit the coverage and reimbursement rate that we receive for any of our approved products. Private payors may follow Medicare coverage policies and payment limitations in setting their own reimbursement rates resulting in similar limits in payments from private payors.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute to defraud any healthcare benefit program or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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

We depend on the services of our key personnel, including Remi Barbier, our Chairman, President and Chief Executive Officer. On February 14, 2017, Peter S. Roddy resigned as Vice President, Chief Financial Officer and Secretary, effective March 9, 2017. Remi Barbier has assumed the role of Principal Financial Officer until such time as a new Chief Financial Officer is appointed.

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

We rely on a limited number of third-party suppliers to formulate, manufacture, fill, label, ship or store all of our drug candidates. These suppliers must comply with current good manufacturing practices (“GMP”) regulations enforced by the FDA and other government agencies and DEA regulations, and are subject to ongoing periodic unannounced inspection, including preapproval inspections by the FDA and DEA and corresponding state and foreign government agencies to ensure strict compliance with GMP and other government regulations and corresponding foreign standards. These manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. We do not have control over our suppliers’ compliance with these regulations and standards.

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

We plan to formulate and scale-up additional dosage forms of REMOXY. We may not be able to successfully complete our formulation or scale-up activities, or we may determine that the commercial opportunity for REMOXY in certain dosage forms is too limited to warrant further investment. If we are unsuccessful in our formulation or scale-up activities with REMOXY, our future revenue may be less than expected and our operations may suffer.

We rely solely on Durect to provide us with certain components of drug candidates and will continue to rely on Durect as the sole-source provider of these components.

We rely on Durect as the sole-source provider of certain components of REMOXY and other drug candidates designed to reduce the potential risks of unintended use and will rely solely on Durect to produce commercial supplies of these components. Durect’s failure for any reason to provide these components or to achieve and maintain satisfactory manufacturing standards could result in product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business.

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

Although we were profitable in some years in the past based on payments received pursuant to collaboration agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $160 million at March 31, 2018. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future.

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

We have in the past and may in the future fail to meet all applicable listing requirements and, our common stock may be delisted from The Nasdaq Global Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The Nasdaq Global Market, which has qualitative and quantitative listing criteria that we must meet in order to remain listed on Nasdaq.

We have in the past temporarily fallen out of compliance with Nasdaq listing standards and there can be no assurance that we will continue to meet Nasdaq listing requirements in the future.

On March 13, 2018, we received a notice from the staff of The Nasdaq Stock Market LLC (the “Staff”) that we were not in compliance with Nasdaq Listing Rule 5450, setting forth the requirements for continued listing on Nasdaq. Nasdaq Listing Rule 5450 requires, among other things, that we meet one of the three standards under Nasdaq Listing Rule 5450(b); the Equity Standard; the Market Value Standard; or the Total Asset/Total Revenue Standard. The Staff notice stated that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (under the Market Value Standard), as the minimum market value of our common stock had been below $50 million for 30 consecutive business days. In addition, the Staff notice stated that we also do not meet the requirements under Nasdaq Listing Rule 5450(b)(3)(A) (under the Total Asset/Total Revenue Standard).

 On April 26, 2018, following ten consecutive business days during which the market value of our common stock was $50 million or greater, we regained compliance with Nasdaq Listing Rule 5450(b)(2)(A).

If future events cause our common stock to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

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

Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

•	a classified board so that only one of the three classes of directors on the Board of Directors is elected each year;
•	elimination of cumulative voting in the election of directors;
•	procedures for advance notification of stockholder nominations and proposals;
•	the ability of the Board of Directors to amend our bylaws without stockholder approval; and
•

the ability of the Board of Directors to issue up to 10,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as the Board of Directors may determine.

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

We may sell additional equity or debt securities to fund our operations, which may result in dilution to our stockholders and impose restrictions on our business.

In order to raise additional capital to support our operations, we may sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock including under our ATM Agreement (as defined below), which could result in dilution our stockholders. On February 8, 2018, we entered into Capital on Demand™ Sales Agreement, or the ATM Agreement, with JonesTrading. In accordance with the terms of the ATM agreement, we are able to offer and sell up to $16.9 million of shares of our common stock, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on July 31, 2017.  We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in prior offerings, and investors purchasing our shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock or securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in prior offerings.

There may not be an active, liquid trading market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on Nasdaq. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits have been filed with this report:

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Amended and Restated Bylaws.	10-Q	4/24/2013	3.2
3.3	Amendment to Amended and Restated Certificate of Incorporation	8-K	5/8/2017	3.1
4.1	Specimen Common Stock Certificate.	10-Q	7/29/2005	4.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
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

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: May  9, 2018