Form 10-Q
period 2018-06-30
PAIN THERAPEUTICS INC
filed 2018-07-26
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June  30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	6,981,207
Shares Outstanding as of July 24, 2018

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,608	$10,479
Other current assets	91	184
Total current assets	9,699	10,663
Property and equipment, net	122	156
Other assets	12	12
Total assets	$9,833	$10,831

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$962	$424
Accrued development expense	—	399
Accrued compensation and benefits	313	309
Other current liabilities	12	—
Total current liabilities	1,287	1,132
Noncurrent liabilities	—	—
Total liabilities	1,287	1,132
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 6,895,509 and 6,595,509 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	7	7
Additional paid-in capital	170,551	167,091
Accumulated deficit	(162,012)	(157,399)
Total stockholders' equity	8,546	9,699
Total liabilities and stockholders' equity	$9,833	$10,831

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,463	$3,063	$2,532	$4,452
General and administrative	998	1,103	2,097	2,478
Total operating expenses	2,461	4,166	4,629	6,930
Operating loss	(2,461)	(4,166)	(4,629)	(6,930)
Interest income	9	6	16	27
Net loss	$(2,452)	$(4,160)	$(4,613)	$(6,903)
Net loss per share, basic and diluted	$(0.36)	$(0.64)	$(0.68)	$(1.06)
Shares used in computing net loss per share, basic and diluted	6,838	6,537	6,739	6,536

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(2,452)	$(4,160)	$(4,613)	$(6,903)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	—	—	—	—
Comprehensive loss	$(2,452)	$(4,160)	$(4,613)	$(6,903)

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,613)	$(6,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,501	1,536
Depreciation and amortization	34	34
Non-cash net interest income	—	(2)
Changes in operating assets and liabilities:
Other current assets	154	344
Accounts payable	538	363
Accrued development expense	(399)	5
Accrued compensation and benefits	4	(26)
Other current liabilities	12	—
Net cash used in operating activities	(2,769)	(4,649)
Cash flows from investing activities:
Purchases of marketable securities	—	(399)
Sales of marketable securities	—	400
Maturities of marketable securities	—	2,100
Net cash provided by investing activities	—	2,101
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,898	—
Net cash provided by financing activities	1,898	—
Net decrease in cash and cash equivalents	(871)	(2,548)
Cash and cash equivalents at beginning of period	10,479	16,615
Cash and cash equivalents at end of period	$9,608	$14,067

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General and Liquidity

Pain Therapeutics, Inc. (the “Company”, “Pain Therapeutics” or “we”) develops proprietary drugs that offer significant improvements to patients and healthcare professionals. We generally focus our drug development efforts on disorders of the nervous system.

In the course of our development activities, we have sustained cumulative operating losses. There are no assurances that additional financing will be available on favorable terms, or at all.

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2018.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $162 million at June 30, 2018. We expect our cash requirements to be significant in the future. As of June 30, 2018, the Company had $9.6 million in cash and cash equivalents, which is available to fund future operations. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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
•

Level 2 includes significant observable inputs, such as quoted prices for identical or similar investments, or other inputs that are observable and can be corroborated by observable market data for similar securities. We use market pricing and other observable market inputs obtained from third-party providers. We use the bid price to establish fair value where a bid price is available. We base the fair value of our marketable securities on Level 2 inputs. We do not have any investments where the fair value is based on Level 2 inputs.

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

Proceeds from Grants

During the first six months of 2018 and 2017, we received $0.8 million and $0.1 million pursuant to a previously disclosed research grant from the National Institutes of Health (“NIH”) and National Institute on Drug Abuse

(“NIDA”) that we recorded as a reduction to our research and development expenses.

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

We have granted share-based awards that vest upon achievement of certain performance criteria (“Performance Awards”). We multiply the number of Performance Awards by the fair market value of our common stock on the date of grant to calculate the fair value of each award. We estimate an implicit service period for achieving performance criteria for each award. We recognize the resulting fair value as expense over the implicit service period when we conclude that achieving the performance criteria is probable. We periodically review and update as appropriate our estimates of implicit service periods and conclusions on achieving the performance criteria. Performance Awards vest and common stock is issued upon achievement of the performance criteria.

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

We include the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(2,452)	$(4,160)	$(4,613)	$(6,903)
Denominator:
Shares used in computing net loss per share, basic and diluted	6,838	6,537	6,739	6,536
Net loss per share, basic and diluted	$(0.36)	$(0.64)	$(0.68)	$(1.06)
Dilutive common shares excluded from net loss per share, diluted	2,220	2,369	2,190	2,402

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
June 30, 2018
Cash	$71	$—	$—	$71	$—	$71
Cash equivalents	9,537	—	—	9,537	—	9,537
Total cash and cash equivalents	$9,608	$—	$—	$9,608	$—	$9,608
Reported as:
Cash and cash equivalents	$9,608	$—	$—	$9,608	$—	$9,608
Marketable securities	—	—	—	—	—	—
	$9,608	$—	$—	$9,608	$—	$9,608
Maturities:
Matures in one year or less	$9,608	$—	$—	$9,608	$—	$9,608
Matures one to three years	—	—	—	—	—	—
	$9,608	$—	$—	$9,608	$—	$9,608

December 31, 2017
Cash	$158	$—	$—	$158	$—	$158
Cash equivalents	10,321	—	—	10,321	—	10,321
Total cash and cash equivalents	$10,479	$—	$—	$10,479	$—	$10,479
Reported as:
Cash and cash equivalents	$10,479	$—	$—	$10,479	$—	$10,479
Marketable securities	—	—	—	—	—	—
	$10,479	$—	$—	$10,479	$—	$10,479
Maturities:
Matures in one year or less	$10,479	$—	$—	$10,479	$—	$10,479
Matures one to three years	—	—	—	—	—	—
	$10,479	$—	$—	$10,479	$—	$10,479

We did not realize any material gains or losses on our investments in marketable securities during the six months ended June 30, 2018 and December 31, 2017. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2018
Cash and cash equivalents	$9,608	$—	$—	$9,608
Commercial paper	—	—	—	—
	$9,608	$—	$—	$9,608
December 31, 2017
Cash and cash equivalents	$10,479	$—	$—	$10,479
Commercial paper	—	—	—	—
	$10,479	$—	$—	$10,479

During the six months ended June 30, 2018, there were no transfers between Level 1, Level 2 or Level 3.

Note 4.  Stockholders’ Equity and Stock-Based Compensation Expense

Stockholders’ equity activity in 2018

During the six months ended June 30, 2018, our common stock outstanding and stockholders’ equity

(in thousands) changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2017	6,595,509	$9,699
Non-cash stock-related compensation for:
Stock options for employees	—	1,469
Stock options for non-employees	—	32
Issuance of common stock, net of issuance costs	300,000	1,959
Net loss	—	(4,613)
Balance at June 30, 2018	6,895,509	$8,546

At the Market Common Stock Issuance

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

During the six months ended June 30, 2018, we sold a total of 300,000 shares of our common stock under the ATM Agreement, in the open market at an average gross selling price of $6.70 per share for net proceeds of $1.9 million. We expensed approximately $0.1 million of cost for the offering, excluding JonesTrading commissions. During the six months ended June 30, 2018, we charged $0.01 million of these costs against addition paid-in capital. As of July 24, 2018, we had up to $14.7 million of shares of our common stock available for sale under the ATM Agreement.

Stock option and Performance Award activity in 2018

During the six months ended June 30, 2018, stock options and unvested Performance Awards outstanding under our Equity Incentive Plan changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2017	2,982,155	152,340
Options granted	15,000	—
Options exercised	—	—
Options forfeited/canceled	(243,257)	—
Outstanding as of June 30, 2018	2,753,898	152,340

The weighted average exercise price of options outstanding at June 30, 2018 was $15.44. As outstanding options vest over the current remaining vesting period of  three years, we expect to recognize non-cash expense of $3.6 million. If and when outstanding Performance Awards vest, we would recognize non-cash expense of $2.5 million over the implicit service period.

Stock-based Compensation Expense in 2018

During the three and six months ended June 30, 2018 and 2017, our non-cash stock-related compensation expenses were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development
Vesting of stock options	$316	$289	$668	$601
	316	289	668	601
General and administrative
Vesting of stock options	382	420	833	935
	382	420	833	935
Total non-cash stock-based compensation expenses
Vesting of stock options	698	709	1,501	1,536
	$698	$709	$1,501	$1,536

Note 5.  Income Taxes

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

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance.  The Company is still in the process of analyzing the impact to the Company of the Tax Act. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.  For the six months ended June 30, 2018 no adjustments to the remeasurement of the Company’s deferred tax accounts were recognized.

We did not provide for income taxes during the six months ended June 30, 2018, because we have projected a net loss for the full year 2018.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•

the timing and topics of our discussions with the U.S. Food and Drug Administration (the  “FDA”) regarding the status of the New Drug Application (the “NDA”) for REMOXY® ER (oxycodone capsules CII), or REMOXY;

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

The following is a summary of our pipeline of drug assets:

REMOXY ER (extended-release oxycodone capsules CII) – REMOXY, our lead drug candidate, is a proprietary abuse-deterrent, twice-daily, oral oxycodone to treat severe chronic pain. The REMOXY NDA was submitted to the FDA, with priority (six-month) review, in the first quarter of 2018 and was assigned a Prescription Drug User Fee Act (“PDUFA”) date of August 7, 2018.   The REMOXY NDA is requesting label claims against the injection, inhalation and nasal routes of abuse. The FDA held an Advisory Committee meeting (“Meeting”) on June 26, 2018, to discuss the REMOXY NDA. At the conclusion of the Meeting, members of the Advisory Committee voted 14-to-3 against regulatory approval of REMOXY ER. In addition, during the Meeting, the FDA expressed an opinion that current data for REMOXY ER may not support label claims against the injection and inhalation routes of abuse. At its sole discretion, the FDA may or may not follow the Advisory Committee’s recommendation. We own exclusive rights to develop and commercialize REMOXY worldwide, with a sales royalty obligation to one of our technology partners.

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

PTI-125 – PTI-125 is a proprietary small molecule drug for the treatment of AD.  In 2018, we completed a first-in-human Phase I study with PTI-125.  This is an early-stage program that is substantially funded by competitive research grant awards from the NIH, the primary agency of the U.S. government for biomedical research.  We own exclusive, worldwide rights to PTI-125, with no royalty obligations to any third party.

PTI-125DX – PTI-125 is a proprietary, blood-based diagnostic/biomarker to detect AD.  This is an early-stage program that is substantially funded by competitive research grant awards from the NIH. We own exclusive, worldwide rights to PTI-125DX, with no royalty obligations to any third party.

REMOXY ER -  a drug candidate for severe chronic pain

Our lead drug candidate is called REMOXY ER (extended-release).  REMOXY is a proprietary, abuse-deterrent, twice-daily, capsule formulation of oral oxycodone, a strong opioid drug.  REMOXY is intended to meet the needs of healthcare professionals who appropriately prescribe extended-release oxycodone and who seek to minimize the risks of drug diversion, abuse or accidental patient misuse.  In particular, REMOXY’s thick, sticky, high viscosity gel formulation may deter unapproved routes of drug administration, such as injection, snorting or smoking.

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

The REMOXY NDA is requesting label claims for abuse deterrence against three routes of abuse: injection, inhalation and nasal. The FDA held an Advisory Committee meeting (“Meeting”) on June 26, 2018, to discuss the REMOXY NDA. At the conclusion of the Meeting, members of the Advisory Committee voted 14-to-3 against regulatory approval of REMOXY ER. In addition, during the Meeting, the FDA expressed an opinion that current data for REMOXY ER may not support label claims against the injection and inhalation routes of abuse. At its sole discretion, the FDA may or may not follow the Advisory Committee’s recommendation.

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

We have yet to generate any revenues from product sales. We have an accumulated deficit of $162 million at June 30, 2018. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Compensation	$753	$714	$1,591	$1,441
Contractor fees and supplies	548	2,166	620	2,622
Other common costs	162	183	321	389
	$1,463	$3,063	$2,532	$4,452

Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three and six months ended June 30, 2018, we received $0.4 million and $0.8 million pursuant to a previously disclosed research grant from the National Institutes of Health (“NIH”) and National Institute on Drug Abuse (“NIDA”) that we recorded as a reduction to our research and development expenses.

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

Results of Operations –  Three and six months ended June 30, 2018 and 2017

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses were $1.4 million and $3.1 million during the three months ended June 30, 2018 and 2017, respectively. The decrease was due primarily to  a decrease in REMOXY related expenses in 2018 and the receipt of grant funding from the NIH, recorded as a reduction in research and development expenses.

Research and development expenses were $2.5 million and $4.5 million during the six months ended June 30, 2018 and 2017, respectively. The decrease was due primarily to a decrease in REMOXY related expenses in 2018.

Research and development expenses included non-cash stock-related compensation expenses of $0.3 million in both three months ended June 30, 2018 and 2017, respectively. Non-cash-stock-related compensation expenses were $0.7 million and $0.6 million during the six months ended June 30, 2018 and 2017, respectively.

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

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. We incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq Stock Market LLC (“Nasdaq”), additional insurance expenses, additional audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services.

General and administrative expenses were $1.0 million and $1.1 million during the three months ended June 30, 2018 and 2017, respectively. The decrease was due primarily to a decrease non-cash compensation related expenses and reduction in outside professional fees.

General and administrative expenses were $2.1 million and $2.5 million during the six months ended June 30, 2018 and 2017, respectively. The decrease was due primarily to a decrease in cash and non-cash compensation related expenses and reduction in outside professional fees.

General and administrative expenses included non-cash stock-related compensation expenses of $0.4 million in both three months ended June 30, 2018 and 2017. Non-cash-stock-related compensation expenses were $0.8 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively.

We expect our general and administrative expenses during the remainder of 2018 to remain approximately the same as compared to 2017 activities.

Interest Income

Interest income was  $9,000 and $6,000 during the three months ended June 30, 2018 and 2017, respectively. Interest income was $16,000 and $27,000  during the six months ended June 30, 2018 and 2017.  The decrease was due primarily to a lower cash balance and lower prevailing interest rate on our investments.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2018, cash and cash equivalents were  $9.6 million.

On February 8, 2018, we entered into Capital on Demand™ Sales Agreement with JonesTrading. In accordance with the terms of the sales agreement, we are able to offer and sell up to $16.9 million of shares of our common stock, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on July 31, 2017. We sold 300,000 shares of our common stock in the open market for net proceeds of $1.9 million through June 30, 2018, in the Capital on Demand™ program. As of July 24, 2018, we had up to $14.7 million of shares of our common stock available for sale under the Capital on Demand™ Sales Agreement.

Net cash used in operating activities was $2.8 million and  $4.7 million for the six months ended June 30, 2018 and 2017, respectively. The decrease  was primarily due to a reduction in R&D expenses and the timing changes in other balance sheet accounts.

Net cash provided by investing activities during the six months ended June 30, 2017 was  $2.1 million. All marketable securities were sold in Q1 2017 and were not re-invested during Q2 2018 resulting in all amounts held in cash and cash equivalents.

Net cash provided by financing activities during the  six months ended June 30, 2018 was $1.9 million. Cash provided in 2018 was primarily related to sale common stock, net of issuance costs in Capital on Demand™ transactions.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones. Our license agreements also require us to pay certain royalties to our licensors if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of June 30, 2018. Our formulation agreement with Durect obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $162 million at June 30, 2018. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates would not affect the fair value of securities at June 30, 2018. To minimize  risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of June 30, 2018, our investments consisted of money market accounts with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the Nasdaq Global Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer (as Principal Executive Officer and Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.   There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the six months ended June 30, 2018 that has material affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

A recent FDA Advisory Committee meeting voted substantially against the regulatory approval of REMOXY.

The FDA held an Advisory Committee meeting (“Meeting”) on June 26, 2018, to discuss the REMOXY NDA.  At the conclusion of the Meeting, members of the Committee voted 14-to-3 against regulatory approval of REMOXY.  In addition, during the Meeting, the FDA expressed an opinion that current data for REMOXY may not support label claims against the injection and inhalation routes of abuse.  At its sole discretion, the FDA may or may not follow the Advisory Committee’s recommendation.  Accordingly, we cannot assure you that REMOXY will receive FDA approval for REMOXY, or, if REMOXY is approved, that the product will receive a favorable label claims on abuse deterrence.

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

There can be no assurance that the FDA will approve an NDA for REMOXY or that the FDA will not require submission of additional clinical or non-clinical data. Obtaining data from such studies (even if completed) that is insufficient to support approval of REMOXY or any adverse decisions by the FDA (including any decision by the FDA to require additional clinical or non-clinical data) may significantly delay or prevent the potential approval of REMOXY.

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

The commercial success of REMOXY and certain of our other product candidates will depend upon our ability to obtain FDA-approved labeling describing their abuse-deterrent features. Our failure to achieve FDA approval of product labeling containing such information will prevent us from advertising and promoting the abuse-deterrent features of our product candidates in order to differentiate them from other similar products. This would make our products less competitive in the market. The FDA held an Advisory Committee meeting (“Meeting”) on June 26, 2018, to discuss the REMOXY NDA.  During the Meeting, the FDA expressed an opinion that current data for REMOXY may not support label claims against the injection and inhalation routes of abuse.

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

Although we were profitable in some years in the past based on payments received pursuant to collaboration agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $162 million at June 30, 2018. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future.

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

Pain Therapeutics, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer

Date:  July 26,  2018