Form 10-Q
period 2018-09-30
PAIN THERAPEUTICS INC
filed 2018-10-30
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	17,219,300
Shares Outstanding as of October 26, 2018

PAIN THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PAIN THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$20,444	$10,479
Other current assets	276	184
Total current assets	20,720	10,663
Property and equipment, net	104	156
Other assets	12	12
Total assets	$20,836	$10,831

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$549	$424
Accrued development expense	—	399
Accrued compensation and benefits	305	309
Other current liabilities	8	—
Total current liabilities	862	1,132
Noncurrent liabilities	—	—
Total liabilities	862	1,132
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 17,219,300 and 6,595,509 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	17	7
Additional paid-in capital	183,236	167,091
Accumulated deficit	(163,279)	(157,399)
Total stockholders' equity	19,974	9,699
Total liabilities and stockholders' equity	$20,836	$10,831

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$436	$1,619	$2,967	$6,071
General and administrative	848	977	2,945	3,455
Total operating expenses	1,284	2,596	5,912	9,526
Operating loss	(1,284)	(2,596)	(5,912)	(9,526)
Interest income	17	6	32	33
Net loss	$(1,267)	$(2,590)	$(5,880)	$(9,493)
Net loss per share, basic and diluted	$(0.11)	$(0.40)	$(0.69)	$(1.45)
Shares used in computing net loss per share, basic and diluted	11,959	6,538	8,498	6,537

See accompanying notes to condensed financial statements.

PAIN THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,880)	$(9,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	1,985	2,223
Depreciation and amortization	52	51
Non-cash net interest income	—	(2)
Changes in operating assets and liabilities:
Other current assets	(92)	68
Accounts payable	125	417
Accrued development expense	(399)	(27)
Accrued compensation and benefits	(4)	(37)
Other current liabilities	8	—
Net cash used in operating activities	(4,205)	(6,800)
Cash flows from investing activities:
Purchases of marketable securities	—	(399)
Sales of marketable securities	—	400
Maturities of marketable securities	—	2,100
Net cash provided by investing activities	—	2,101
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	14,170	—
Net cash provided by financing activities	14,170	—
Net increase (decrease) in cash and cash equivalents	9,965	(4,699)
Cash and cash equivalents at beginning of period	10,479	16,615
Cash and cash equivalents at end of period	$20,444	$11,916

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

We have prepared the accompanying unaudited condensed financial statements of Pain Therapeutics in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2018.  For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $163.3 million at September 30, 2018. We expect our cash requirements to be significant in the future. As of September 30, 2018, the Company had $20.4 million in cash and cash equivalents, which is available to fund future operations. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

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

Awards of and Proceeds from Grants

During the three months ended September 30, 2018, the Company was awarded two National Institutes of Health (“NIH”) grants totaling up to $6.7 million to support Phase II programs with PTI-125, the Company’s drug candidate to treat Alzheimer’s disease.

During the three months ended September 30, 2018 and 2017, we received reimbursements totaling $1.1 million and $0.8 million pursuant to NIH research grants that we recorded as a reduction to our research and development expenses.

During the nine months ended September 30, 2018 and 2017, we received reimbursements totaling $1.9 million and $0.9 million pursuant to research grants from the NIH that we recorded as a reduction to our research and development expenses.

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

Net Loss per Share

We compute basic net loss per share on the basis of the weighted-average number of common shares outstanding for the reporting period. We compute diluted net loss per share on the basis of the weighted-average number of common shares outstanding plus potential dilutive common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding common stock options and warrants.  There is no difference between the Company’s net loss and comprehensive loss.

We include the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,267)	$(2,590)	$(5,880)	$(9,493)
Denominator:
Shares used in computing net loss per share, basic and diluted	11,959	6,538	8,498	6,537
Net loss per share, basic and diluted	$(0.11)	$(0.40)	$(0.69)	$(1.45)

We excluded 2,784,431 common stock options and 9,126,601 warrants outstanding from the calculation of net loss per share, diluted because the effect of including options and warrants outstanding would have been anti-dilutive.

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

Note 3.  Cash, Cash Equivalents and Marketable Securities and Assets Measured at Fair Value

Our cash, cash equivalents and marketable securities consisted of the following (in thousands):

	Cash, Cash Equivalents and Marketable Securities
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	Accrued Interest	Total Value
September 30, 2018
Cash	$590	$—	$—	$590	$—	$590
Cash equivalents	19,854	—	—	19,854	—	19,854
Total cash and cash equivalents	$20,444	$—	$—	$20,444	$—	$20,444
Reported as:
Cash and cash equivalents	$20,444	$—	$—	$20,444	$—	$20,444
Marketable securities	—	—	—	—	—	—
	$20,444	$—	$—	$20,444	$—	$20,444
Maturities:
Matures in one year or less	$20,444	$—	$—	$20,444	$—	$20,444
Matures one to three years	—	—	—	—	—	—
	$20,444	$—	$—	$20,444	$—	$20,444

December 31, 2017
Cash	$158	$—	$—	$158	$—	$158
Cash equivalents	10,321	—	—	10,321	—	10,321
Total cash and cash equivalents	$10,479	$—	$—	$10,479	$—	$10,479
Reported as:
Cash and cash equivalents	$10,479	$—	$—	$10,479	$—	$10,479
Marketable securities	—	—	—	—	—	—
	$10,479	$—	$—	$10,479	$—	$10,479
Maturities:
Matures in one year or less	$10,479	$—	$—	$10,479	$—	$10,479
Matures one to three years	—	—	—	—	—	—
	$10,479	$—	$—	$10,479	$—	$10,479

We did not realize any material gains or losses on our investments in marketable securities during the nine months ended September 30, 2018 and December 31, 2017. To date we have not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value.

Our assets measured at fair value on a recurring basis are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
September 30, 2018
Cash and cash equivalents	$20,444	$—	$—	$20,444
Commercial paper	—	—	—	—
	$20,444	$—	$—	$20,444
December 31, 2017
Cash and cash equivalents	$10,479	$—	$—	$10,479
Commercial paper	—	—	—	—
	$10,479	$—	$—	$10,479

During the nine months ended September 30, 2018, there were no transfers between Level 1, Level 2 or Level 3.

Note 4.  Stockholders’ Equity and Stock-Based Compensation Expense

Stockholders’ equity activity in 2018

During the nine months ended September 30, 2018, our common stock outstanding and stockholders’ equity

(in thousands) changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2017	6,595,509	$9,699
Non-cash stock-related compensation for:
Stock options for employees	—	1,951
Stock options for non-employees	—	34
Issuance of common stock and warrants, net of issuance costs	10,623,791	14,170
Net loss	—	(5,880)
Balance at September 30, 2018	17,219,300	$19,974

2018 Registered Direct Offering

On August 17, 2018, the Company completed a common stock offering pursuant to which certain investors purchased 8,860,778 shares of common stock at a price of $1.15 per share. The Company also issued warrants to purchase shares of common stock at a price of $0.125 per warrant share in the offering. Net proceeds of the offering were approximately $10.3 million after deducting offering expenses. The warrants are exercisable for 8,860,778 shares of common stock at $1.25 per share. Subject to certain ownership limitations described in the warrants, the warrants were immediately exercisable and will remain exercisable until the 2.5-year anniversary of their date of issuance. The warrants will be exercisable on a “cashless” basis in certain circumstances including while there is no effective registration statement registering the shares of common stock issuable upon exercise of the warrants at any time after 6 months from their date of issuance until the expiry of the warrants. The warrants provide that holders will have the right to participate in any rights offering or distribution of assets together with the holders of Common Stock on an as-exercised basis.

In conjunction with the offering, the Company also issued to the placement agent warrants to purchase up to 265,823 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the warrants to be issued to the purchasers of common stock, except that their exercise price is $1.59 per share.

The sale of common stock and issuance of warrants qualified for equity treatment under GAAP. The respective values of the warrants and common stock were calculated using their relative fair values and classified under common stock and additional paid-in capital. The value ascribed to the warrants is $7.2 million and to the common stock is approximately $3.1 million.

The fair value of these warrants was estimated using a Black-Scholes model with the following assumptions: estimated volatility 136%, risk-free interest rate of 2.65%,  no dividend and an expected life of 2.5 years.

At the Market Common Stock Issuance

At the Market Issuance Sales Agreement — On February 8, 2018, we entered into a Capital on Demand™ Sales Agreement, or the ATM Agreement, with JonesTrading. In accordance with the terms of the sales agreement, the Company was able to offer and sell shares of our common stock, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on July 31, 2017.    On August 16, 2018, we suspended sales of our common stock under our ATM Agreement and limiting such sales to a share value of $7,000,000.

During the three months ended September 30, 2018, we sold a total of 1,463,013 share of our common stock under the ATM Agreement in the open market for net proceeds of $2.0 million. During the three months ended September 30, 2018, we recorded $0.1 million of offering costs against addition paid-in capital in addition to trading commissions.

During the nine months ended September 30, 2018, we sold a total of 1,763,013 shares of our common stock under the ATM Agreement, in the open market for net proceeds of $3.9 million. During the nine months ended September 30, 2018, we recorded $0.1 million of offering costs against addition paid-in capital in addition to trading commissions.

Stock option and Performance Award activity in 2018

During the nine months ended September 30, 2018, stock options and unvested Performance Awards outstanding under our Equity Incentive Plan changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2017	2,982,155	152,340
Options granted	247,500	—
Options exercised	—	—
Options forfeited/canceled	(309,291)	(14,285)
Outstanding as of September 30, 2018	2,920,364	138,055

The weighted average exercise price of options outstanding at September 30, 2018 was $14.38. As outstanding options vest over the current remaining vesting period of three years, we expect to recognize non-cash expense of $3.3 million. If and when outstanding Performance Awards vest, we would recognize non-cash expense of $2.3 million over the implicit service period.

Stock-based Compensation Expense in 2018

During the three and nine months ended September 30, 2018 and 2017, our non-cash stock-related compensation expenses were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development
Vesting of stock options	$217	$286	$885	$887
	217	286	885	887
General and administrative
Vesting of stock options	267	402	1,100	1,336
	267	402	1,100	1,336
Total non-cash stock-based compensation expenses
Vesting of stock options	484	688	1,985	2,223
	$484	$688	$1,985	$2,223

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

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance.  The Company is still in the process of analyzing the impact to the Company of the Tax Act. Where the Company has been able to make reasonable estimates of the effects for which its analysis is not yet complete, the Company has recorded provisional amounts. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the Tax Act.  For the nine months ended September 30, 2018 no adjustments to the remeasurement of the Company’s deferred tax accounts were recognized.

We did not provide for income taxes during the nine months ended September 30, 2018, because we have projected a net loss for the full year 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases.  For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position.  This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is evaluating the effect that the adoption of this ASU will have on its financial statements.  The Company currently expects that its corporate office operating lease commitment will be subject to the new standard and recognized as right-of-use asset and operating lease liability upon adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	Our ability to initiate a clinical study with PTI-125, our product candidate targeted at Alzheimer’s disease;
•

the potential benefits of our product candidates, such as PTI-125 or PTI-125Dx, including the potential ability of PTI-125 to prevent or reverse amyloid-related Alzheimer’s damage or PTI-125Dx to diagnose Alzheimer’s disease;

•	the outcome of research and development activities, including, without limitation, development activities for PTI-125, PTI-125 Dx and FENROCK™;
•	discussions with potential strategic partners for the development and commercialization of our product candidates;
•

the timing, topics and outcomes of our discussions with the U.S. Food and Drug Administration (the “FDA”) regarding REMOXY® ER (oxycodone capsules CII), or REMOXY, including whether we cease development of REMOXY;

•	the utility of protection, or the sufficiency, of our intellectual property;

•	potential competitors or competitive products;
•	expected future sources of revenue and capital and increasing cash needs;
•	market acceptance of our drug candidates and potential drug candidates;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expenses increasing, interest income decreasing or fluctuations in our financial or operating results;
•	operating losses and anticipated operating and capital expenditures;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards net of employment taxes;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next 12 months; and
•	assumptions and estimates used for our disclosures regarding stock-based compensation.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

difficulties or delays in development, testing, clinical trials (including patient enrollment), regulatory authorization or approval, production and commercialization of PTI-125, PTI-125Dx or our other product candidates;

•	difficulties or delays in potentially obtaining regulatory approval of PTI-125, PTI-125Dx or our other product candidates;
•	having or obtaining sufficient resources for the successful development, manufacture and commercialization of our product candidates;
•

unexpected adverse side effects or inadequate therapeutic efficacy, or manufacturing or stability issue of our product candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials) or potential post-approval market acceptance;

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

Please also refer to the section entitled “Risk Factors” in this prospectus supplement and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as such risk factors may be amended, updated or modified periodically in our reports filed with the SEC, and the financial data and related notes and the reports incorporated by reference in this prospectus, for further information on these and other risks affecting us.

We caution you not to place undue reliance on forward-looking statements because our future results may differ materially from those expressed or implied by them. We do not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this prospectus, except as required by law.

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

The following is a summary of our pipeline of drug assets:

The lead candidate in our pipeline has historically been REMOXY ER, a proprietary abuse-deterrent, extended-release form of oxycodone to treat severe chronic pain.  On August 3, 2018, we received a Complete Response Letter (“CRL”) from the FDA for our New Drug Application (“NDA”) for REMOXY, stating that the data submitted in the NDA does not support the conclusion that the benefits of REMOXY Extended-Release Capsules outweigh the risks. Based on data, we disagree with the FDA’s recent actions regarding REMOXY and consequently, a formal dispute may arise between ourselves and the FDA regarding the CRL issued on August 3, 2018.  The FDA has in-place a structured administrative process to resolve complex scientific/medical disputes, which is called a Formal Dispute Resolution (“FDR”).  Pending further discussions with the FDA, we may choose to appeal the CRL through an FDR or take other measures.  REMOXY has been the subject of four CRLs to date.  If we proceed with an FDR there can be no assurance that such FDR will satisfactorily resolve any scientific/medical disputes between ourselves and the FDA. If we do not prevail in an FDR, or if we chose not to pursue an FDR, we may cease development of REMOXY.

Following receipt of the CRL, we have initiated a strategic reorganization to align our resources on advancing our drug and diagnostic assets in Alzheimer’s disease (“AD”).  PTI-125, the lead drug candidate in this portfolio, is a proprietary small molecule that has a unique mechanism of action for treating Alzheimer’s disease. In 2017, PTI-125 completed a successful Phase I clinical-stage program, funded by a peer-reviewed research grant from the National Institutes of Health (“NIH”). Our other asset in Alzheimer’s, PTI-125Dx, is a proprietary, blood-based diagnostic/biomarker to detect or confirm whether a person has Alzheimer’s, potentially years before symptoms appear.  An early diagnosis of Alzheimer's could allow treatment to start sooner, optimize treatment options for each individual and improve chances to slow or halt the disease.  This early-stage program is substantially funded by a research grant award from the NIH.

PTI-125 – PTI-125 is a proprietary small molecule drug for the treatment of AD.  In 2017, we completed a first-in-human Phase I study with PTI-125.  This is an early-stage program that is substantially funded by competitive research grant awards from the NIH, the primary agency of the U.S. government for biomedical research. We expect to initiate a Phase IIa clinical study with PTI-125 in Q4 2018.

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

We own exclusive, worldwide rights to PTI-125, PTI-125Dx and FENROCK, with no royalty obligations to any third-party.

We have yet to generate any revenues from product sales. We have an accumulated deficit of $163.3 million at September 30, 2018. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Compensation	$486	$697	$2,076	$2,138
Contractor fees and supplies	(192)	789	428	3,410
Other common costs	142	133	463	523
	$436	$1,619	$2,967	$6,071

Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended September 30, 2018 and 2017, we received $1.1 million and $0.8 million from research grants from the National Institutes of Health (“NIH”). During the nine months ended September 30, 2018 and 2017, we received $1.9 million and $0.9 million pursuant to a research grant from the NIH.   These reimbursements were recorded as a reduction to our research and development expenses.

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

Results of Operations –  Three and Nine Months ended September 30, 2018 and 2017

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	preclinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses were $0.4 million and $1.6 million during the three months ended September 30, 2018 and 2017, respectively. The decrease was due primarily to  a decrease in REMOXY related expenses in 2018 and the receipt of grant funding from the NIH, recorded as a reduction in research and development expenses.

Research and development expenses were $3.0 million and $6.1 million during the nine months ended September 30, 2018 and 2017, respectively. The decrease was due primarily to a decrease in REMOXY related expenses in 2018.

Research and development expenses included non-cash stock-related compensation expenses were $0.2 million and  $0.3 million during the three months ended September 30, 2018 and 2017, respectively. Non-cash-stock-related compensation expenses were $0.9 million both during the nine months ended September 30, 2018 and 2017, respectively.

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

General and administrative expenses were $0.8 million and $1.0 million during the three months ended September 30, 2018 and 2017, respectively. The decrease was due primarily to a reduction in outside professional fees and a decrease non-cash compensation related expenses.

General and administrative expenses were $2.9 million and $3.5 million during the nine months ended September 30, 2018 and 2017, respectively. The decrease was due primarily to a reduction in outside professional fees and a decrease in cash and non-cash compensation related expenses.

General and administrative expenses included non-cash stock-related compensation expenses of $0.3 million and $0.4 million during the three months ended September 30, 2018 and 2017. Non-cash-stock-related compensation expenses were $1.1 million and $1.3 million during the nine months ended September 30, 2018 and 2017, respectively.

We expect our general and administrative expenses during the remainder of 2018 to remain approximately the same as compared to 2017 activities.

Interest Income

Interest income was $17,000 and $6,000 during the three months ended September 30, 2018 and 2017, respectively. Interest income was $32,000 and  $33,000  during the nine months ended September 30, 2018 and 2017.  The increase was due primarily to higher cash balances from our August 2018 stock offering.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2018, cash and cash equivalents were $20.4 million.

2018 Registered Direct Offering

On August 17, 2018, the Company completed a common stock offering pursuant to which certain investors purchased 8,860,778 shares of Pain Therapeutics common stock at a price of $1.15 per share. The Company also issued warrants to purchase shares of Pain Therapeutics common stock at a price of $0.125 per warrant share in the offering.

Net proceeds of the offering were approximately $10.3 million after deducting offering expenses. The warrants are exercisable for 8,860,778 shares of Pain Therapeutics common stock at $1.25 per share. Subject to certain ownership limitations described in the warrants, the warrants were immediately exercisable and will remain exercisable until the 2.5-year anniversary of their date of issuance. The warrants will be exercisable on a “cashless” basis in certain circumstances including while there is no effective registration statement registering the shares of common stock issuable upon exercise of the warrants at any time after 6 months from their date of issuance until the expiry of the warrants. The warrants provide that holders will have the right to participate in any rights offering or distribution of assets together with the holders of Common Stock on an as-exercised basis.

In conjunction with the offering, the Company also issued to the placement agent warrants to purchase up to 265,823 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the warrants to be issued to the purchasers of common stock, except that their exercise price is $1.59 per share.

At the Market Common Stock Issuance

At the Market Issuance Sales Agreement — On February 8, 2018, we entered into a Capital on Demand™ Sales Agreement, or the ATM Agreement, with JonesTrading. In accordance with the terms of the sales agreement, the Company was able to offer and sell shares of our common stock, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on July 31, 2017.    On August 16, 2018, we suspended sales of our common stock under our ATM Agreement and limiting such sales to a share value of $7,000,000.

During the three months ended September 30, 2018, we sold a total of 1,463,013 shares of our common stock under the ATM Agreement in the open market for net proceeds of $2.0 million. During the three months ended September 30, 2018, we recorded $0.1 million of offering costs against addition paid-in capital in addition to trading commissions.

During the nine months ended September 30, 2018, we sold a total of 1,763,013 shares of our common stock under the ATM Agreement, in the open market for net proceeds of $3.9 million. During the nine months ended September 30, 2018, we recorded $0.1 million of offering costs against addition paid-in capital in addition to trading commissions.

Net cash used in operating activities was $4.2 million and  $6.8 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease  was primarily due to a reduction in R&D expenses and the net changes in other balance sheet accounts.

Net cash provided by investing activities during the nine months ended September 30, 2017 was  $2.1 million. All marketable securities were sold in Q1 2017 and were not re-invested. All excess cash amounts were held in cash and cash equivalents at September 30, 2018.

Net cash provided by financing activities during the nine months ended September 30, 2018 was $14.2 million. Cash provided in 2018 was primarily related to sale common stock and issuance of warrants, net of issuance costs in Capital on Demand™ and stock offering transactions.

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

We have license agreements that require us to make milestone payments upon the successful achievement of milestones, including clinical milestones for REMOXY. Our license agreements also require us to pay certain royalties to our licensor for REMOXY if we succeed in fully commercializing products under these license agreements. All of these potential future payments are cancelable as of September 30, 2018. Our formulation agreement with Durect obligates us to make certain milestone payments upon achieving clinical milestones and regulatory milestones and pay royalties on related drug sales.

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

We have an accumulated deficit of $163.3 million at September 30, 2018. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 50 basis point increase in interest rates would not affect the fair value of securities at September 30, 2018. To minimize risk, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. We are not aware of holdings of derivative financial or commodity instruments.

As of September 30, 2018, our investments consisted of money market accounts with variable market rates of interest.  We believe our credit risk is immaterial. We measure our cash equivalents and marketable securities at fair value on a recurring basis and have significant observable inputs where there are identical or comparable assets in the market to use in establishing our fair value measurements. We use significant observable inputs that include but are not limited to benchmark yields, reported trades, broker/dealer quotes and issuer spreads. We consider these inputs to be Level 2 inputs. Generally, the types of instruments we invest in are not traded on a market such as the Nasdaq Capital Market, which we would consider to be Level 1 inputs. We do not have any investments that would require inputs considered to be Level 3. We use the bid price to establish fair value where a bid price is available.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer (as Principal Executive Officer and Principal Financial Officer) concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the nine months ended September 30, 2018 that has material affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Organizational Risks

We recently announced that we are initiating a strategic reorganization. If we are unsuccessful in the execution of our new strategic reorganization, our business, financial condition, results of operations and prospects will be materially adversely affected.

The lead candidate in our pipeline has historically been REMOXY ER, a proprietary abuse-deterrent, extended-release form of oxycodone to treat severe chronic pain, and our revenues and our business have historically been dependent upon the potential commercialization, and success thereof, of REMOXY ER. On August 3, 2018, we received a CRL from the FDA for our NDA for REMOXY, stating that the data submitted in the NDA does not support the conclusion that the benefits of REMOXY Extended-Release Capsules outweigh the risks. Pending further discussions with the FDA, we may choose to appeal the CRL through an FDR or take other measures.  If we proceed with an FDR there can be no assurance that such FDR will satisfactorily resolve any scientific/medical disputes between ourselves and the FDA.  If we do not prevail in an FDR, or if we chose not to pursue an FDR, we may cease development of REMOXY.  Following receipt of the CRL, we have initiated a strategic reorganization to align our resources on advancing our drug and diagnostic assets in Alzheimer’s disease, away from our previous focus on treatment of chronic pain.

The success of our business will depend upon our ability to develop and commercialize drug and diagnostic assets in Alzheimer’s disease based on tests in our current pipeline, as well as others that we may in-license in the future.  There can be no assurance that we will be able to continue to implement the reorganization successfully or that we will realize the projected benefits of this initiative.  If we do not successfully execute our strategic reorganization, our financial results will be adversely affected. Even if we execute this strategic reorganization as planned, we may not yield the anticipated benefits. Moreover, our continued implementation of our strategic reorganization may entail such actions as a reduction in headcount or other savings initiatives and diversion of resources from other drugs currently in our pipeline which may have a material adverse effect on our business and profitability.  Furthermore, our financial condition and results of operations following the strategic reorganization may not be comparable to the financial condition and results of operations reflected in our historical financial statements and historical financial information may not be indicative of our future financial performance.

We have broad discretion in the use of the net proceeds from a recent stock offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from this offering, and investors will not have the opportunity to assess whether the net proceeds are being used appropriately. Our management could spend the net proceeds from this offering in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from this offering in a manner that does not produce income or that loses value.

Clinical and Regulatory Risks

Our success depends in large part on receiving FDA approval for our lead product, REMOXY.

To date, we have invested substantial resources in the development of our lead product, REMOXY.  Despite these investments, the REMOXY NDA received CRLs from the FDA in 2008, 2011, 2016 and 2018 indicating this drug candidate is not yet ready for approval.  Collectively, these CRLs have resulted in long delays to product revenue; sudden, severe and prolonged drops in our stock price; loss of our initial competitive advantages in the market for abuse-deterrent opioid drugs; and dwindling cash balances.  Accordingly, we cannot assure you that we will be able to receive FDA approval for REMOXY, or successfully commercialize this drug candidate. If we cannot do so, or are significantly delayed in doing so, our business will be materially harmed, and we may not be able to survive as a business.

An FDA Advisory Committee meeting voted substantially against the regulatory approval of REMOXY.

The FDA held an Advisory Committee meeting (“Meeting”) on June 26, 2018, to discuss the REMOXY NDA.  At the conclusion of the Meeting, members of the Committee voted 14-to-3 against regulatory approval of REMOXY.  In addition, during the Meeting, the FDA expressed an opinion that current data for REMOXY may not support label claims against the injection and inhalation routes of abuse. Accordingly, we cannot assure you that REMOXY will ever receive FDA approval or, if REMOXY is approved, that the product will receive a favorable label claims on abuse deterrence.

The FDA may not approve product labeling for REMOXY that would permit us to market and promote this drug in the United States by describing their abuse-deterrent features.

There can be no assurance that REMOXY will receive final FDA-approved product labeling that adequately describes its abuse deterrent features. We have invested substantial time and money conducting abuse deterrence studies to ensure that REMOXY complies with the FDA’s guidance regarding opioid abuse deterrence. If the FDA does not approve product labeling containing abuse deterrence claims for REMOXY, we will not be able to promote REMOXY based on its abuse deterrent features and may not be able to differentiate our drug from other opioid products containing the same active pharmaceutical ingredients.  This would make REMOXY less competitive, or even un-competitive, in the market. Furthermore, the FDA’s April 2015 final guidance on abuse deterrent opioids expects sponsors to compare their formulations against approved abuse deterrent versions of the same opioid based on the relevant categories of testing. If the FDA decides that REMOXY is less resistant to manipulation than an approved product, our lead drug candidate may not be approved or may lack product labeling containing abuse deterrence claims

Even if REMOXY is approved for marketing with certain abuse-deterrence claims, the April 2015 final FDA guidance on abuse-deterrent opioids is not binding law and may be superseded or modified at any time. Also, if the FDA determines that our post-marketing data do not demonstrate that REMOXY’s abuse-deterrent properties do in fact result in reduction of abuse or demonstrate a shift to routes of abuse that present a greater risk, the FDA may find that product labeling revisions are needed, and potentially may require the removal of any abuse-deterrence claims.

REMOXY, our lead drug candidate, has a history of regulatory failure and we may cease its development.

Satisfaction of all regulatory requirements for approval of a drug candidate typically takes many years, is dependent upon the type, complexity and novelty of the drug candidate, and requires the expenditure of substantial resources for research and development. In December 2008, we received from the FDA a CRL for the REMOXY NDA. In this CRL, the FDA indicated that additional non-clinical data was required to support the approval of REMOXY. However, the FDA did not request or recommend additional clinical efficacy studies prior to approval. In March 2009, King Pharmaceuticals (“King”) assumed sole responsibility for the regulatory approval of REMOXY. In December 2010, King resubmitted the NDA for REMOXY. In September 2011, we and Pfizer announced that King received a CRL from the FDA in response to King’s resubmission of the REMOXY NDA. The FDA’s CRL raised concerns related to, among other matters, the Chemistry, Manufacturing, and Controls section of the NDA for REMOXY. Certain drug lots showed inconsistent release performance during in vitro testing. Pfizer completed work designed to address the September 2011 CRL. On April 21, 2015, we announced that we resumed responsibility for REMOXY under the terms of a letter agreement with Pfizer. The letter agreement was entered into within the scope of the previously disclosed provisions of the Collaboration Agreement between us and Pfizer relating to the return of REMOXY.

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

On August 3, 2018, we received another CRL from the FDA for our NDA for REMOXY, stating that the data submitted in the NDA does not support the conclusion that the benefits of REMOXY Extended-Release Capsules outweigh the risks. Pending further discussions with the FDA, we may choose to appeal the CRL through use of the FDA’s Formal Dispute Resolution (“FDR”) or take other measures.  If we proceed with an FDR there can be no assurance that such FDR will satisfactorily resolve any scientific/medical disputes between ourselves and the FDA.  If we do not prevail in an FDR, or if we chose not to pursue an FDR, we may cease development of REMOXY.  Following receipt of the CRL, we have initiated a strategic reorganization to align our resources on advancing our drug and diagnostic assets in Alzheimer’s disease, away from our previous focus on treatment of chronic pain.

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

Our historic plan for developing, manufacturing and commercializing REMOXY required us to successfully maintain our license from Durect. If we are unable to meet the obligations necessary to maintain our license with Durect for one or more potential products we may lose the rights to utilize Durect’s technology for such potential products, our potential future revenues may suffer and we may have to reduce or delay development of our other drug candidates. In addition, if we continue the development of REMOXY we may seek a new corporate collaborator for this drug candidate in the future. If we do not enter into a new collaboration with respect to the continued development and potential commercialization of REMOXY, we will be required to undertake and fund such activities ourselves and may need to seek additional capital (which may not be available on acceptable terms, if at all), personnel or other resources. If we are not successful in such efforts, development and commercialization of REMOXY and our other drug candidates would be delayed or prevented, and our business would suffer.

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

We currently rely on Mallinckrodt as the sole manufacturer for REMOXY and commercialization of REMOXY is dependent on continuation of such relationship. Disputes in the past have arisen with Mallinckrodt with respect to us fulfilling our obligations under the Mallinckrodt Agreement. There can be no guarantee that such disputes will not arise again in the future, which may lead to Mallinckrodt terminating the Mallinckrodt Agreement. If the Mallinckrodt Agreement is terminated, we would not be able to commercialize REMOXY until another manufacturer is identified and we have entered into a manufacturing agreement with such manufacturer. If we are required to replace Mallinckrodt as the manufacturer of REMOXY, it is likely to delay the potential regulatory approval and commercialization of REMOXY for an extended period of time.

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

The analytical, clinical, and statistical methods for evaluating abuse-deterrent technologies and study results are new and rapidly evolving. Thus, we cannot be certain that our interpretation of abuse-deterrent data for REMOXY is or will be consistent with the views of the FDA. In our opinion, the FDA has limited data correlating the potentially abuse-deterrent properties of certain opioid drug products, such as REMOXY, with actual reduction in abuse or adverse events associated with abuse. In addition, the FDA has stated it is not able to provide specific guidance on the magnitude of effect that would be sufficient to support any particular type of label claim for abuse-deterrence.

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

Media stories regarding prescription drug abuse and the diversion of opioids and other controlled substances are commonplace. Law enforcement and regulatory agencies may apply policies that seek to limit the availability of opioids. Such efforts may inhibit our ability to commercialize our product candidates. Aggressive enforcement and unfavorable publicity regarding, for example, the use or misuse of oxycodone or other opioid drugs; the limitations of abuse-deterrent formulations (“ADFs”); the ability of drug abusers to discover previously unknown ways to abuse our products; public inquiries and investigations into prescription drug abuse; litigation; or regulatory activity regarding sales, marketing, distribution or storage of opioid drugs could have a material adverse effect on our reputation. Such negative publicity could reduce the potential size of the market for our product candidates and decrease the revenues we are able to generate from their sale. To the extent opioid abuse becomes less prevalent or less urgent of a public health issue, regulators and third-party payers may not be willing to pay a premium for ADFs of opioids.

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

We depend on the services of our key personnel, including Remi Barbier, our Chairman, President and Chief Executive Officer. In February 2017, Peter S. Roddy resigned as our Vice President, Chief Financial Officer and Secretary. Remi Barbier has assumed the role of Principal Financial Officer until such time as a new Chief Financial Officer is appointed. On October 11, 2018, we announced that Mr. Eric Schoen will join the management team as Chief Financial Officer, effective on or before November 7, 2018.  Mr. Schoen is expected to assume the role of Principal Financial Officer when he joins us as a full-time employee.

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

We expect to rely on Noramco as the sole source of the oxycodone in REMOXY. We currently do not have a long-term commercial supply agreement in place with Noramco. Effective July 2016, Noramco is owned by SK Capital Partners, a private investment firm. We expect to negotiate with Noramco a commercial supply agreement to supply us with oxycodone. We may not be able to establish a commercial supply agreement on acceptable terms, or at all. Until we have a commercial supply agreement in place with Noramco, we expect to obtain oxycodone from Noramco via purchase orders. There can be no assurance that Noramco will accept our purchase orders on acceptable terms, or at all. With or without a commercial supply agreement, Noramco’s failure for any reason to supply us with oxycodone could delay or prevent commercialization of REMOXY or result in shortages, cost overruns or other problems that would materially harm our business.

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

We may formulate and scale-up additional dosage forms of REMOXY in the future. We may not be able to successfully complete our formulation or scale-up activities, or we may determine that the commercial opportunity for REMOXY in certain dosage forms is too limited to warrant further investment. If we are unsuccessful in our formulation or scale-up activities with REMOXY, our future revenue may be less than expected and our operations may suffer.

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

We expect to rely on Noramco as the sole source of the oxycodone in REMOXY. We and Noramco expect to negotiate a supply agreement to supply us with the oxycodone in REMOXY. Noramco’s operation is subject to regulation by the DEA and the Controlled Substances Act. Noramco’s failure for any reason to manufacture and supply us with the oxycodone in REMOXY could result in shortages, cost overruns or other problems that could materially harm our business.

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

Although we were profitable in some years in the past based on payments received pursuant to collaboration agreements and interest income, we have yet to generate any revenues from product sales. We have an accumulated deficit of $163.3 million at September 30, 2018. Even if we succeed in developing and commercializing one or more of our drug candidates, we expect to continue to use significant cash resources in our operations for the foreseeable future.

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

The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	delays in efforts to seek regulatory approval for REMOXY, including our efforts, if any, to appeal FDA decisions;
•	ceasing the development of REMOXY;
•	results of or delays in efforts to conduct successful, clinical trials, and potentially obtain regulatory approval for PTI-125 or PTI-125Dx
•	publicity regarding products under development by us or others, including with respect to actual or potential medical results relating to such matters;
•	announcements of technological innovations or new commercial products by us or others;
•	developments in patent or other proprietary rights by us or others;
•	comments or opinions by securities analysts or major stockholders;
•	adverse media coverage related to opioid pharmaceuticals;
•	future sales of our common stock by existing stockholders;
•	developments with respect to potential merger and acquisition activity of companies with whom we have strategic alliances or other agreements;
•	regulatory developments or changes in regulatory guidance enacted by applicable governmental or other authorities;
•	litigation or threats of litigation;
•	economic and other external factors or other disaster or crises;
•	the departure of any of our officers, directors or key employees;
•	period-to-period fluctuations in financial results;
•	announcement or expectations of additional financing efforts;
•	changes in accounting practices;
•	changes in the structure of the healthcare payment system;
•	market conditions in the biopharmaceutical industry;
•	publication of research reports about us, our competitor or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts; and
•	limited daily trading volume.

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

We have in the past and may in the future fail to meet all applicable listing requirements and, our common stock may be delisted from The Nasdaq Capital Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The Nasdaq Capital Market, which has qualitative and quantitative listing criteria that we must meet in order to remain listed on Nasdaq.

Until August 2018, we  were listed on the NASDAQ Global Market and have in the past temporarily fallen out of compliance with Nasdaq listing standards and there can be no assurance that we will continue to meet the appropriate Nasdaq listing requirements in the future.

On March 13, 2018, we received a notice from the staff of The Nasdaq Stock Market LLC (the “Staff”) that we were not in compliance with Nasdaq Listing Rule 5450, setting forth the requirements for continued listing on Nasdaq. Nasdaq Listing Rule 5450 requires, among other things, that we meet one of the three standards under Nasdaq Listing Rule 5450(b); the Equity Standard; the Market Value Standard; or the Total Asset/Total Revenue Standard. The Staff notice stated that we were not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) (under the Market Value Standard), as the minimum market value of our common stock had been below $50 million for 30 consecutive business days. In addition, the Staff notice stated that we did not meet the requirements under Nasdaq Listing Rule 5450(b)(3)(A) (under the Total Asset/Total Revenue Standard).

On April 26, 2018, following ten consecutive business days during which the market value of our common stock was $50 million or greater, we regained compliance with Nasdaq Listing Rule 5450(b)(2)(A).

On August 8, 2018, we received a letter from the Listing Qualifications Department of Nasdaq notifying the Company that our application to transfer our Nasdaq listing from the Nasdaq Global Select Market to The Nasdaq Capital Market has been approved. Our common stock was transferred to The Nasdaq Capital Market the opening of business on August 13, 2018 and continues to trade on Nasdaq under the symbol “PTIE.”  This transfer of our listing to The Nasdaq Capital Market or any other similar future transfers could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

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

In order to raise additional capital to support our operations, we may sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock including under our ATM Agreement (as defined below), which could result in dilution our stockholders. On February 8, 2018, we entered into the Capital on Demand™ Sales Agreement, or the ATM Agreement, with JonesTrading Institutional Services LLC (“JonesTrading”), for the offer and sale up to $16.9 million of shares of our common stock, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent. Such transactions are to be made pursuant to a shelf registration statement that was declared effective by the SEC on July 31, 2017. On August 16, 2018, we filed a prospectus supplement limiting sales under such ATM Agreement to up to $7.0 million of shares of our common stock. We have sold a total of $4.1 million shares of our common stock under the ATM Agreement.

On August 17, 2018, we completed an offering of common stock and issuance of warrants. The securities purchase agreements that we entered into with the purchasers of our common stock in this offering require that we not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of our common stock for 90 days from August 17, 2018, and as a result, we have suspended sales under our ATM Agreement during such period.  We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in prior offerings, and investors purchasing our shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock or securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in prior offerings.

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

Date:  October 30, 2018