Form 10-Q
period 2019-03-31
CASSAVA SCIENCES INC
filed 2019-05-02
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ___________ to ___________

Commission File Number: 000-29959

_______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Shares Outstanding as of April 27, 2019

CASSAVA SCIENCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$19,125	$19,807
Other current assets	140	233
Total current assets	19,265	20,040
Operating lease right-of-use assets	158	—
Property and equipment, net	88	87
Other assets	12	12
Total assets	$19,523	$20,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$495	$294
Accrued development expense	243	156
Accrued compensation and benefits	62	61
Operating lease liabilities, current	90	—
Other current liabilities	12	—
Total current liabilities	902	511
Operating lease liabilities, non-current	68	—
Total liabilities	970	511
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 17,219,300 shares issued and outstanding at March 31, 2019 and December 31, 2018	17	17
Additional paid-in capital	183,851	183,567
Accumulated deficit	(165,315)	(163,956)
Total stockholders' equity	18,553	19,628
Total liabilities and stockholders' equity	$19,523	$20,139

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2019	2018
Operating expenses:
Research and development, net of grant reimbursement	$574	$1,068
General and administrative	877	1,099
Total operating expenses	1,451	2,167
Operating loss	(1,451)	(2,167)
Interest income	92	7
Net loss	$(1,359)	$(2,160)
Net loss per share, basic and diluted	$(0.08)	$(0.33)
Shares used in computing net loss per share, basic and diluted	17,162	6,638

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,359)	$(2,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	344	802
Depreciation and amortization	17	17
Changes in operating assets and liabilities:
Other current assets	93	72
Accounts payable	201	(3)
Accrued development expense	87	(381)
Accrued compensation and benefits	1	—
Other current liabilities	12	10
Net cash used in operating activities	(604)	(1,643)
Cash flows from investing activities:
Purchases of property and equipment	(18)	—
Net cash used in investing activities	(18)	—
Cash flows from financing activities:
Issuance costs from 2018 sale of common stock and warrants	(60)	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	1,898
Net cash (used in) / provided by financing activities	(60)	1,898
Net (decrease) / increase in cash and cash equivalents	(682)	255
Cash and cash equivalents at beginning of period	19,807	10,479
Cash and cash equivalents at end of period	$19,125	$10,734

See accompanying notes to condensed financial statements.

Cassava Sciences, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General and Liquidity

Cassava Sciences, Inc. (the “Company”), formerly known as Pain Therapeutics, Inc., develops proprietary drugs that offer significant improvements to patients and healthcare professionals. The Company generally focuses its drug development efforts on disorders of the nervous system.

The accompanying unaudited condensed financial statements of Cassava Sciences have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March  31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2019.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $165.3 million at March 31, 2019.  The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all.

Note 2.  Significant Accounting Policies

Use of Estimates

The Company makes estimates and assumptions in preparing its financial statements in conformity with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue earned and expenses incurred during the reporting period. The Company evaluates its estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company invests in cash and cash equivalents. The Company considers highly-liquid financial instruments with original maturities of three months or less to be cash equivalents. Highly liquid investments that are considered cash equivalents include money market funds, certificates of deposits, treasury bills and commercial paper.  The carrying value of cash equivalents approximates fair value due to the short-term maturity of these securities. The Company maintains its investments at one financial institution.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of all cash and cash equivalents was based on Level 1 inputs at March 31, 2019 and December 31, 2018.

Awards of and Proceeds from Grants

During the three months ended March 31, 2019, the Company was awarded a National Institutes of Health (“NIH”) grant totaling up to $1.5 million to support the Company’s on-going development of new technology to detect Alzheimer’s disease with a simple blood test.

During the three months ended March 31, 2019 and 2018,  the Company received reimbursements totaling $0.8 million and $0.4 million pursuant to previously announced NIH research grants, respectively. The Company records the proceeds from these grants as reductions to its research and development expenses.

Non-cash Stock-based Compensation

The Company recognizes non-cash expense for the fair value of all stock options and other share-based awards. The Company uses the Black-Scholes option valuation model (“Black-Scholes”) to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. For options granted to employees and directors, it recognizes the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally four years. For options granted to non-employees, the Company remeasures the fair value expense using Black-Scholes each reporting period.

The Company has granted share-based awards that vest upon achievement of certain performance criteria (“Performance Awards”). The Company multiplies the number of Performance Awards by the fair market value of its common stock on the date of grant to calculate the fair value of each award. It estimates an implicit service period for achieving performance criteria for each award. The Company recognizes the resulting fair value as expense over the implicit service period when it concludes that achieving the performance criteria is probable. It periodically reviews and updates as appropriate its estimates of implicit service periods and conclusions on achieving the performance criteria. Performance Awards vest and common stock is issued upon achievement of the performance criteria.

Net Loss per Share

The Company computes basic net loss per share on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted net loss per share is computed on the basis of the weighted-average number of common shares outstanding plus potential dilutive common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding common stock options and warrants.  There is no difference between the Company’s net loss and comprehensive loss.

The Company included the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	March 31,
	2019	2018
Numerator:
Net loss	$(1,359)	$(2,160)
Denominator:
Shares used in computing net loss per share, basic and diluted	17,162	6,638
Net loss per share, basic and diluted	$(0.08)	$(0.33)

The Company excluded 2,961,848 common stock options and 9,126,601 common stock warrants outstanding from the calculation of net loss per share, diluted, because the effect of including options and warrants outstanding would have been anti-dilutive.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts payable and accrued liabilities. The estimated fair value of certain financial instruments may be determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities are at cost, which approximates fair value due to the short maturity of those instruments.

Income Taxes

The Company makes estimates and judgments in determining the need for a provision for income taxes, including the estimation of its taxable income or loss for each full fiscal year.

The Company has accumulated significant deferred tax assets that reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings. The Company is uncertain about the timing and amount of any future earnings. Accordingly, it offsets these deferred tax assets with a valuation allowance.

The Company may in the future determine that certain deferred tax assets will likely be realized, in which case it will reduce its valuation allowance in the period in which such determination is made. If the valuation allowance is reduced, the Company may recognize a benefit from income taxes in its statement of operations in that period.

The Company classifies interest recognized pursuant to its deferred tax assets as interest expense, when appropriate.

Recently Adopted Accounting Pronouncements

The Company has a single non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on December 31, 2020, which is used for the development of novel drugs. Prior to January 1, 2019, the Company accounted for leases in accordance with the provisions of ASC Topic 840. Under the previous leasing guidance, the Company expensed lease payments over the term of the lease and did not give recognition to any lease related assets or liabilities on its balance sheet.

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (ASC 842) which, as permitted by ASC Topic 842, is the date of initial application. The core principle of ASC Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases.  For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position.  The Company recognized a right-of-use asset and operating lease liability upon the adoption of ASU 2016-02 which increased total assets and total liabilities relative to such amounts prior to adoption. The Company utilized a discount rate of 5.5% to determine the present value of the future lease payments which represents the Company’s incremental borrowing rate.

Supplemental cash flow information regarding assets and liabilities recorded on January 1, 2019 as a result of the change in accounting principle were as follows (in thousands):

Assets
Operating lease right-of-use asset	$ 180

Liabilities
Operating lease liabilities, current	90
Operating lease liabilities, non-current	$ 90

The Company recorded a reduction of the non-current portion of the lease liability and an offsetting reduction in the right-of-use assets of $22,500 during the three months ended March 31, 2019.  There was no change to the statement of operations or statement of cash flows during the three months ended March 31, 2019 as a result of the adoption of ASC Topic 842.  See additional information regarding leases in Note 5 – Commitments.

Note 3.  Stockholders’ Equity and Stock-Based Compensation Expense

Stockholders’ Equity Activity during the Three Months Ended March 31, 2019 and 2018

During the three months ended March  31, 2019 and 2018,  the Company’s common stock outstanding and stockholders’ equity changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2017	6,595,509	$9,699
Non-cash stock-related compensation for:
Stock options for employees	—	789
Stock options for non-employees	—	13
Issuance of common stock and warrants, net of issuance costs	300,000	1,959
Net loss	—	(2,160)
Balance at March 31, 2018	6,895,509	$10,300

Balance at December 31, 2018	17,219,300	$19,628
Non-cash stock-related compensation for:
Stock options for employees	—	342
Stock options for non-employees	—	2
Issuance of common stock and warrants, net of issuance costs	—	(60)
Net loss	—	(1,359)
Balance at March 31, 2019	17,219,300	$18,553

At-the-Market Common Stock Issuance

On February 8, 2018, the Company entered into a Capital on Demand™ Sales Agreement (the “ATM Agreement”) with JonesTrading. In accordance with the terms of the ATM Agreement, the Company was able to offer and sell shares of its common stock, from time to time in one or more public offerings of its common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on July 31, 2017.  On August 16, 2018, the Company suspended sales of its common stock under its ATM Agreement.

There were no common stock sales under the ATM Agreement during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company sold a total of 300,000 shares of its common stock under the ATM Agreement, in the open market at an average gross selling price of $6.70 per share for net proceeds of $1.9 million. The Company expensed approximately $0.1 million of cost for the offering, excluding JonesTrading commissions.

Stock Option and Performance Award Activity in 2019

During the three months ended March  31, 2019, stock options and unvested Performance Awards outstanding under the Company’s 2018 Plan (defined below) changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2018	2,964,973	138,055
Options granted	—	—
Options exercised	—	—
Options forfeited/canceled	—	—
Outstanding as of March 31, 2019	2,964,973	138,055

The weighted average exercise price of options outstanding at March  31, 2019 was $14.14. As outstanding options vest over the current remaining vesting period of 2.6 years, the Company expects to recognize non-cash expense of $2.5 million. If and when outstanding Performance Awards vest, the Company would recognize non-cash expense of $2.3 million over the implicit service period.

Stock-based Compensation Expense in 2019

During the three months ended March  31, 2019 and 2018,  the Company’s non-cash stock-related compensation expenses were as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Research and development	$137	$352

General and administrative	207	450

Total non-cash stock-based compensation expense	$344	$802

2018 Equity Incentive Plan

On January 31, 2018, the Company’s Board of Directors approved the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). The Company’s Board of Directors or a designated committee of the Board of Directors is responsible for administration of the 2018 Plan and determines the terms and conditions of each option granted, consistent with the terms of the 2018 Plan. The Company’s employees, directors, and consultants are eligible to receive awards under the 2018 Plan, including grants of stock options and performance awards. Share-based awards generally expire ten years from the date of grant. The 2018 Plan provides for issuance of up to 1,000,000 shares of common stock, par value $0.001 per share under the 2018 Plan, subject to adjustment as provided in the 2018 Plan.

When stock options or performance awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. The Company then uses its cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Note 4.  Income Taxes

The Company did not provide for income taxes during the three months ended March 31, 2019, because it has projected a net loss for the full year 2019. There was also no provision for income taxes for the three months ended March 31, 2018.

Note 5.  Commitments

The Company conducts its product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations that are cancelable. The Company’s obligations under these contracts are largely based on services performed.

The Company has a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on  December 31, 2020. Minimum lease payments as of March 31, 2019 were as follows (in thousands):

For the year ending December 31,
2019	$ 71
2020	99
Total future minimum lease payments	$ 170
Lease: imputed interest	(12)
Total	$ 158

Building rent for the three months ended March 31, 2019 and 2018 totaled $24,000 and $23,000, respectively.  These amounts were equal to the Company’s operating cash outflow from operating leases.

6.  Collaboration Agreements

Durect Corporation

The Company had formerly entered into a Development and License Agreement (the “License Agreement”) with Durect Corporation around certain controlled-release technology. On March 20, 2019, the Company gave notice of termination to Durect Corporation for such License Agreement.  This and other actions effectively ended the Company’s development of any product candidates related to such technology. There were no payments made to Durect Corporation during the three months ended March 31, 2019 and 2018.

Note 7.  Recently Issued Accounting Pronouncements

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with Cassava Sciences, Inc.’s (the “Company,”, “we,” “us,” or “our”) financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Operating results are not necessarily indicative of results that may occur in future periods.

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

Such forward-looking statements and our business involve risks and uncertainties, including, but not limited to the following:

•	We are in the early stages of clinical drug development and have a limited operating history in our business targeting Alzheimer’s disease and no products approved for commercial sale.
•	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
•

Research and development of biopharmaceutical products is a highly uncertain undertaking and involves a substantial degree of risk and our business is heavily dependent on the successful development of our product candidates.

•	We will need to obtain substantial additional financing to complete the development and any commercialization of our product candidates.
•	We may not be successful in our efforts to continue to develop product candidates or commercially successful products.
•	We may not be successful in our efforts to expand indications for product candidates.
•	We are concentrating a substantial portion of our research and development efforts on the diagnosis and treatment of Alzheimer’s disease, an area of research that has recorded many clinical failures.

•	We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
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
•

We may not be successful in transitioning our business operations from our prior focus on analgesic drug development to a new focus on neurodegeneration drug development, including for drugs targeting Alzheimer’s disease.

Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as such risk factors may be amended, updated or modified periodically in our reports filed with the SEC for further information on these and other risks affecting us.

We caution you not to place undue reliance on forward-looking statements because our future results may differ materially from those expressed or implied by them. We do not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this prospectus, except as required by law.

Overview

Cassava Sciences, Inc. is a clinical-stage drug development company. Our expertise is to develop new product candidates and guide such candidates through various regulatory and development pathways in preparation for their potential commercialization. Since our inception, we have generally focused our drug development efforts on disorders of the central nervous system. We are currently conducting a Phase II clinical program for patients with Alzheimer’s disease.  By necessity, the conduct of drug development is complex, lengthy, expensive and risky. The U.S. Food and Drug Administration (the “FDA”) has not yet established the safety or efficacy of our product candidates.

Our overall strategy is to leverage our unique scientific/clinical platform to develop a first-in-class program for treating neurodegeneration.  Our goal is to address Alzheimer’s disease and other neurodegenerative diseases, particularly those with a strong neuroinflammation component, with PTI-125, our drug product candidate to treat Alzheimer’s disease, and PTI-125Dx, our diagnostic product candidate to detect Alzheimer’s disease.

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

In 2018, we initiated a Phase II clinical program for patients with Alzheimer’s disease using PTI-125.  On April 15, 2019, we announced completion of patient enrollment for a Phase IIa study for PTI-125. We expect to announce top-line results of our Phase IIa study in the second half of 2019. Our Phase II clinical program with PTI-125 is substantially funded by research grant awards from NIH.  PTI-125 was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date.  We own exclusive, worldwide rights to PTI-125, without royalty obligations to any third party.

PTI-125Dx – We are developing PTI-125Dx as a blood-based biomarker/diagnostic to detect Alzheimer’s disease. The goal of PTI-125Dx is to make the detection of Alzheimer’s disease as simple as getting a blood test. This clinical-stage program is substantially funded by research grant awards from NIH. PTI-125Dx was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date.  We own exclusive, worldwide rights to PTI-125Dx, without royalty obligations to any third party.

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

Our lead therapeutic product candidate, called PTI-125, is initially aimed at Alzheimer’s disease.  PTI-125 is a small molecule drug with a novel mechanism of action.  This drug candidate has demonstrated both cognitive improvement and slowing of disease progression in animal models of disease.  PTI-125 is in Phase II clinical stage of development, with substantial support from the National Institute on Aging (“NIA”), a division of NIH.

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

Our science is published in peer-reviewed academic journals.  In addition, our research has been supported by NIH under multiple research grant awards. Each grant was awarded following an in-depth, competitive, peer-reviewed evaluation of our approach for scientific and technical merit by a panel of outside experts in the field.  Strong, long-term support from NIH has allowed us to advance our two product candidates for neurodegeneration, PTI-125 and PTI-125Dx, into clinical development.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $165.3 million at March  31, 2019. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses which have been reduced for reimbursements received for NIH grants (in thousands):

	Three months ended
	March 31,
	2019	2018
Research and development expenses - gross	$1,374	$1,442
Less: Reimbursement from NIH grants	800	374
Research and development expenses - net	$574	$1,068

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended March 31, 2019 and 2018, we received $0.8 million and $0.4 million from research grants from NIH, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

Results of Operations – Three Months ended March 31, 2019 and 2018

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	Pre-clinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses were $0.6 million and $1.1 million during the three months ended March  31, 2019 and 2018, respectively. The 46%  decrease was due primarily to a $0.4 million increase in grant funding received from NIH as well as a decrease in non-cash stock-based compensation expenses. Receipts from NIH grants are recorded as a reduction in research and development expenses. Research and development expenses included non-cash stock-related compensation expenses were $0.1 million and $0.4 million during the three months ended March  31, 2019 and 2018, respectively.

Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical trials and pre-clinical studies.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. Allocated expenses consist primarily of facility costs. We incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and Nasdaq Stock Market LLC (“Nasdaq”), additional insurance expenses, additional audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services.

General and administrative expenses were $0.9 million and $1.1 million during the three months ended March 31, 2019 and 2018, respectively. The 20% decrease was due primarily to a decrease in non-cash stock based compensation related expense partially offset by an increase in compensation costs from the hiring of a chief financial officer in October 2018. General and administrative expenses included non-cash stock-based compensation expenses of $0.2 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively.

We expect our general and administrative expenses during the remainder of 2019 to remain approximately the same as compared to 2018 activities.

Interest Income

Interest and other income, net, was $92,000 and $7,000 during the three months ended March 31, 2019 and 2018, respectively. The increase was due primarily to higher cash balances from our August 2018 stock offering as well as an increase in interest rates. We expect interest income to increase in 2019 compared to 2018 due to our higher cash and cash equivalent balances as well as a higher interest rate environment.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2019, cash and cash equivalents were $19.1 million.

At-the-Market Common Stock Issuance

On February 8, 2018, we entered into a Capital on Demand™ Sales Agreement  (the “ATM Agreement”) with JonesTrading. In accordance with the terms of the ATM Agreement,  we  were able to offer and sell shares of our common stock, from time to time in one or more public offerings of our common stock, with JonesTrading acting as agent, in transactions pursuant to a shelf registration statement that was declared effective by the SEC on July 31, 2017.  On August 16, 2018, we suspended sales of our common stock under our ATM Agreement.

There were no common stock sales under the ATM Agreement during the three months ended March 31, 2019. During the three months ended March 31, 2018, we sold a total of 300,000 shares of our common stock under the ATM Agreement, in the open market at an average gross selling price of $6.70 per share for net proceeds of $1.9 million. We expensed approximately $0.1 million of cost for the offering, excluding JonesTrading commissions.

Net cash used in operating activities was $0.6 million for the three months ended March 31, 2019, resulting primarily from the net loss reported of $1.3 million partially offset by non-cash stock based compensation expense of $0.3 million and operating liabilities of $0.4 million.

 Net cash used in operating activities was $1.6 million for the three months ended March 31, 2018, resulting primarily from the net loss reported of $2.2 million and changes in operating assets and liabilities of $0.3 million partially offset by non-cash stock-based compensation expense of $0.8 million.

Net cash used in investing activities was $18,000 for the three months ended March 31, 2019, resulting primarily from the purchase of equipment.  There was no cash from investing activities during the three months ended March 31, 2018.

Net cash used in financing activities during the three months ended March 31, 2019 was $0.1 million, resulting primarily from the issuance costs incurred during the period.  Net cash provided by financing activities during the three months ended March 31, 2018 was $1.9 million. Cash provided in 2018 was related to sale common stock, net of issuance costs,  under our ATM facility.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance.

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on December 31, 2020. Minimum lease payments total $71,000 for the nine months ending December 31, 2019 and $99,000 for the full year ending December 31, 2020.

We have an accumulated deficit of $165.3 million as of March 31, 2019. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing within this timeframe, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer,  evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer) have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March  31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended March  31, 2019 that has material affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2018 Annual Report on Form 10‑K. The risks and uncertainties described in our 2018 Annual Report on Form 10‑K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits have been filed with this report:

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	10-K	3/29/2019	3.4
4.1	Specimen Common Stock Certificate.	10-Q	7/29/2005	4.1
10.1	Termination Notice to Durect Corporation dated March 20, 2019 to Development and License Agreement dated December 19, 2002 between Registrant and Durect Corporation.	8-K	3/22/2019	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: May 2, 2019

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: May 2, 2019