Form 10-Q
period 2019-06-30
CASSAVA SCIENCES INC
filed 2019-08-12
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

0
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SAVA	NASDAQ Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	17,219,300
Shares Outstanding as of August 8, 2019

CASSAVA SCIENCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$18,534	$19,807
Other current assets	49	233
Total current assets	18,583	20,040
Operating lease right-of-use assets	135	—
Property and equipment, net	75	87
Other assets	12	12
Total assets	$18,805	$20,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$594	$294
Accrued development expense	179	156
Accrued compensation and benefits	60	61
Operating lease liabilities, current	90	—
Other current liabilities	14	—
Total current liabilities	937	511
Operating lease liabilities, non-current	45	—
Total liabilities	982	511
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 17,219,300 shares issued and outstanding at June 30, 2019 and December 31, 2018	17	17
Additional paid-in capital	184,180	183,567
Accumulated deficit	(166,374)	(163,956)
Total stockholders' equity	17,823	19,628
Total liabilities and stockholders' equity	$18,805	$20,139

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development, net of grant reimbursement	$308	$1,463	$882	$2,532
General and administrative	845	998	1,722	2,097
Total operating expenses	1,153	2,461	2,604	4,629
Operating loss	(1,153)	(2,461)	(2,604)	(4,629)
Interest income	94	9	186	16
Net loss	$(1,059)	$(2,452)	$(2,418)	$(4,613)
Net loss per share, basic and diluted	$(0.06)	$(0.36)	$(0.14)	$(0.68)
Shares used in computing net loss per share, basic and diluted	17,162	6,838	17,162	6,739

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,418)	$(4,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	673	1,501
Depreciation and amortization	30	34
Changes in operating assets and liabilities:
Other current assets	184	154
Accounts payable	300	538
Accrued development expense	23	(399)
Accrued compensation and benefits	(1)	4
Other current liabilities	14	12
Net cash used in operating activities	(1,195)	(2,769)
Cash flows from investing activities:
Purchases of property and equipment	(18)	—
Net cash used in investing activities	(18)	—
Cash flows from financing activities:
Issuance costs from 2018 sale of common stock and warrants	(60)	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	1,898
Net cash (used in) / provided by financing activities	(60)	1,898
Net decrease in cash and cash equivalents	(1,273)	(871)
Cash and cash equivalents at beginning of period	19,807	10,479
Cash and cash equivalents at end of period	$18,534	$9,608

See accompanying notes to condensed financial statements.

Cassava Sciences, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General and Liquidity

Cassava Sciences, Inc. (the “Company”) develops proprietary drugs that offer significant improvements to patients and healthcare professionals. The Company generally focuses its drug development efforts on disorders of the nervous system.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June  30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2019.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $166.4 million at June 30, 2019.  The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of all cash and cash equivalents was based on Level 1 inputs at June  30, 2019 and December 31, 2018.

Awards of and Proceeds from Grants

During the six months ended June  30,  2019, the Company was awarded a National Institutes of Health (“NIH”) grant totaling up to $1.5 million to support the Company’s on-going development of new technology to detect Alzheimer’s disease with a simple blood test.

During the three months ended June 30, 2019 and 2018,  the Company received reimbursements totaling $1.4 million and $0.4 million pursuant to previously announced NIH research grants, respectively. During the six months ended June 30, 2019 and 2018, the Company received reimbursements totaling $2.2 million and $0.8 million pursuant to NIH research grants, respectively. The Company records the proceeds from these grants as reductions to its research and development expenses.

Non-cash Stock-based Compensation

The Company recognizes non-cash expense for the fair value of all stock options and other share-based awards. The Company uses the Black-Scholes option valuation model (“Black-Scholes”) to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. The Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, on January 1, 2019. Accordingly, for all options granted, it recognizes the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

The Company included the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(1,059)	$(2,452)	$(2,418)	$(4,613)
Denominator:
Shares used in computing net loss per share, basic and diluted	17,162	6,838	17,162	6,739
Net loss per share, basic and diluted	$(0.06)	$(0.36)	$(0.14)	$(0.68)

Dilutive common shares excluded from net loss per share, diluted	2,960	2,220	2,962	2,190
Common stock warrants excluded from net loss per share, diluted	9,127	-	9,127	-

The Company excluded common stock options and warrants outstanding from the calculation of net loss per share, diluted, because the effect of including options and warrants outstanding would have been anti-dilutive.

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

The impact of adopting ASC 842 on  assets and liabilities recorded as of January 1, 2019 were as follows (in thousands):

Assets
Operating lease right-of-use asset	$ 180

Liabilities
Operating lease liabilities, current	90
Operating lease liabilities, non-current	$ 90

The Company recorded a reduction of the non-current portion of the lease liability and an offsetting reduction in the right-of-use assets of $22,500 and $45,000 during the three and six months ended June  30, 2019, respectively.  There was no change to the statement of operations or statement of cash flows during the three and six months ended June  30, 2019 as a result of the adoption of ASC Topic 842.  See additional information regarding leases in Note 5 – Commitments.

Note 3.  Stockholders’ Equity and Stock-Based Compensation Expense

Stockholders’ Equity Activity during the Six Months Ended June  30, 2019 and 2018

During the six months ended June  30, 2019 and 2018,  the Company’s common stock outstanding and stockholders’ equity changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2017	6,595,509	$9,699
Non-cash stock-based compensation for:
Stock options for employees	—	789
Stock options for non-employees	—	13
Issuance of common stock and warrants, net of issuance costs	300,000	1,959
Net loss	—	(2,160)
Balance at March 31, 2018	6,895,509	$10,300

Non-cash stock-based compensation for:
Stock options for employees	—	679
Stock options for non-employees	—	19
Net loss	—	(2,452)
Balance at June 30, 2018	6,895,509	$8,546

Balance at December 31, 2018	17,219,300	$19,628
Non-cash stock-based compensation for:
Stock options for employees	—	342
Stock options for non-employees	—	2
Issuance costs from sale 2018 sale of common stock and warrants	—	(60)
Net loss	—	(1,359)
Balance at March 31, 2019	17,219,300	$18,553

Non-cash stock-based compensation for:
Stock options for employees	—	328
Stock options for non-employees	—	1
Net loss	—	(1,059)
Balance at June 30, 2019	17,219,300	$17,823

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

There were no common stock sales under the ATM Agreement during the six months ended June  30, 2019. During the six months ended June  30, 2018, the Company sold a total of 300,000 shares of its common stock under the ATM Agreement, in the open market at an average gross selling price of $6.70 per share for net proceeds of $1.9 million. The Company expensed approximately $0.1 million of cost for the offering, excluding JonesTrading commissions.

Stock Option and Performance Award Activity in 2019

During the six months ended June  30, 2019, stock options and unvested Performance Awards outstanding under the Company’s 2018 Plan (defined below) changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2018	2,964,973	138,055
Options granted	50,000	—
Options exercised	—	—
Options forfeited/canceled	(24,512)	—
Outstanding as of June 30, 2019	2,990,461	138,055

The weighted average exercise price of options outstanding at June  30, 2019 was $13.89. As outstanding options vest over the current remaining vesting period of 2.5 years, the Company expects to recognize non-cash expense of $2.2 million. If and when outstanding Performance Awards vest, the Company would recognize non-cash expense of $2.3 million over the implicit service period.

Stock-based Compensation Expense in 2019

During the three and six months ended June  30, 2019 and 2018,  the Company’s non-cash stock-based compensation expenses were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$135	$316	$272	$668

General and administrative	194	382	401	833

Total non-cash stock-based compensation expense	$329	$698	$673	$1,501

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

Note 4.  Income Taxes

The Company did not provide for income taxes during the six months ended June  30, 2019, because it has projected a net loss for the full year 2019. There was also no provision for income taxes for the six months ended June  30, 2018.

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

The Company has a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on  December 31, 2020. Minimum lease payments as of June  30, 2019 were as follows (in thousands):

For the year ending December 31,
2019	$ 47
2020	99
Total future minimum lease payments	$ 146
Lease: imputed interest	(11)
Total	$ 135

Building rent expense for the three months ended June 30, 2019 and 2018 totaled $24,000 and $22,000, respectively. Building rent expense for the six months ended June  30, 2019 and 2018 totaled $48,000 and $45,000, respectively.  These amounts were equal to the Company’s operating cash outflow from operating leases.

6.  Collaboration Agreements

Durect Corporation

The Company had formerly entered into a Development and License Agreement (the “License Agreement”) with Durect Corporation around certain controlled-release technology. On March 20, 2019, the Company gave notice of termination to Durect Corporation for such License Agreement.  This and other actions effectively ended the Company’s development of any product candidates related to such technology. There were no payments made to Durect Corporation during the six months ended June  30, 2019 and 2018.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•

Our ability to initiate, conduct or complete clinical studies with PTI-125 or PTI-125Dx, our product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases, including our anticipated timeline for reporting results of a Phase 2a study and initiating a Phase 2b study of PTI-125;

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

Overview

Cassava Sciences, Inc. is a clinical-stage drug development company. Our expertise is to develop new product candidates and guide such candidates through various regulatory and development pathways in preparation for their potential commercialization. Since our inception, we have generally focused our drug development efforts on disorders of the central nervous system. We are currently conducting a Phase 2 clinical program for patients with Alzheimer’s disease.  By necessity, the conduct of drug development is complex, lengthy, expensive and risky. The U.S. Food and Drug Administration (the “FDA”) has not yet established the safety or efficacy of our product candidates.

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

PTI-125 – PTI-125 is the name of our product candidate for the treatment of Alzheimer’s disease.  This proprietary small molecule drug represents an entirely new approach to treat Alzheimer’s disease.  PTI-125 benefits from a strong scientific rationale, peer-reviewed publications in prestigious academic journals and multiple peer-

reviewed research grant awards from the National Institutes of Health (“NIH”), the primary agency of the U.S. government for biomedical research.

In 2018, we initiated a Phase 2 clinical program for patients with Alzheimer’s disease using PTI-125.  On April 15, 2019, we announced completion of patient enrollment for a Phase 2a study for PTI-125. We expect to announce top-line results of our Phase 2a study in the second half of 2019. We also expect to initiate a Phase 2b study in approximately the third quarter of 2019. Our Phase 2 clinical program with PTI-125 is substantially funded by research grant awards from NIH.  PTI-125 was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date.  We own exclusive, worldwide rights to PTI-125, without royalty obligations to any third party.

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

Our lead therapeutic product candidate, called PTI-125, is initially aimed at Alzheimer’s disease.  PTI-125 is a small molecule drug with a novel mechanism of action.  This drug candidate has demonstrated both cognitive improvement and slowing of disease progression in animal models of disease.  PTI-125 is in Phase 2 clinical stage of development, with substantial support from the National Institute on Aging (“NIA”), a division of NIH.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $166.4 million at June  30, 2019. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses which have been reduced for reimbursements received for NIH grants (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development expenses - gross	$1,746	$1,899	$3,120	$3,342
Less: Reimbursement from NIH grants	1,438	436	2,238	810
Research and development expenses - net	$308	$1,463	$882	$2,532

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended June  30, 2019 and 2018, we received $1.4 million and $0.4 million from research grants from NIH, respectively.  During the six months ended June 30, 2019 and 2018, we received $2.2 million and $0.8 million from research grants from NIH, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

•

Stock-based compensation.  We recognize non-cash expense for the fair value of all stock options and other share-based awards. We use the Black-Scholes option valuation model to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. The Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, on January 1, 2019. Accordingly, for all options granted, we recognize the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

Results of Operations – Three and Six Months ended June 30, 2019 and 2018

Research and Development Expense

Research and development expense consists primarily of costs of drug development work associated with our drug candidates, including:

•	Pre-clinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses were $0.3 million and $1.5 million during the three months ended June 30, 2019 and 2018, respectively. The decrease was due primarily to an increase in grant funding received from NIH compared to the prior year period as well as a decrease in non-cash stock-based compensation expenses. Receipts from NIH grants are recorded as a reduction in research and development expenses. During the three months ended June 30, 2019 and 2018, we received $1.4 million and $0.4 million from research grants from NIH, respectively. Research and development expenses included non-cash stock-based compensation expenses were $0.1 million and $0.3 million during the three months ended June  30, 2019 and 2018, respectively.

Research and development expenses were $0.9 million and $2.5 million during the six months ended June 30, 2019 and 2018, respectively. The 65% decrease was due primarily to an increase in grant funding received from NIH as well as a decrease in non-cash stock-based compensation expenses. Receipts from NIH grants are recorded as a reduction in research and development expenses. During the six months ended June 30, 2019 and 2018, we received $2.2 million and $0.8 million from research grants from NIH, respectively. Research and development expenses included non-cash stock-based compensation expenses were $0.3 million and $0.7 million during the six months ended June 30, 2019 and 2018, respectively.

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

General and administrative expenses were $0.8 million and $1.0 million during the three months ended June 30, 2019 and 2018, respectively. The 15%  decrease was due primarily to a decrease in non-cash stock-based compensation related expense partially offset by an increase in compensation costs from the hiring of a chief financial officer in October 2018. General and administrative expenses included non-cash stock-based compensation expenses of $0.2 million and $0.4 million during the three months ended June 30, 2019 and 2018, respectively.

General and administrative expenses were $1.7 million and $2.1 million during the six months ended June 30, 2019 and 2018, respectively. The 18% decrease was due primarily to a decrease in non-cash stock-based compensation related expense partially offset by an increase in compensation costs from the hiring of a chief financial officer in October 2018. General and administrative expenses included non-cash stock-based compensation expenses of $0.4 million and $0.8 million during the six months ended June 30, 2019 and 2018, respectively.

We expect our general and administrative expenses during the remainder of 2019 to decrease as compared to 2018 activities due to decreases in non-cash stock-based compensation expense.

Interest Income

Interest and other income, net, was $94,000 and $9,000 during the three months ended June  30, 2019 and 2018, respectively.  Interest and other income, net, was $186,000 and $16,000 during the six months ended June 30, 2019 and 2018, respectively. The increase was due primarily to higher cash balances from our August 2018 stock offering as well as an increase in interest rates. We expect interest income to increase in 2019 compared to 2018 due to our higher cash and cash equivalent balances as well as a higher interest rate environment.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2019, cash and cash equivalents were $18.5 million.

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

There were no common stock sales under the ATM Agreement during the six months ended June  30, 2019. During the six months ended June  30, 2018, we sold a total of 300,000 shares of our common stock under the ATM Agreement, in the open market at an average gross selling price of $6.70 per share for net proceeds of $1.9 million. We expensed approximately $0.1 million of cost for the offering, excluding JonesTrading commissions.

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2019, resulting primarily from the net loss reported of $2.4 million partially offset by non-cash stock-based compensation expense of $0.7 million and changes in operating assets and liabilities of $0.5 million.

 Net cash used in operating activities was $2.8 million for the six months ended June  30, 2018, resulting primarily from the net loss reported of $4.6 million partially offset by non-cash stock-based compensation expense of $1.5 million and changes in operating assets and liabilities of $0.3 million.

Net cash used in investing activities was $18,000 for the six months ended June  30, 2019, resulting primarily from the purchase of equipment.  There was no cash from investing activities during the six months ended June 30, 2018.

Net cash used in financing activities during the six months ended June  30, 2019 was $0.1 million, resulting primarily from the issuance costs incurred during the period.  Net cash provided by financing activities during the six months ended June 30, 2018 was $1.9 million. Cash provided in 2018 was related to sale common stock, net of issuance costs,  under our ATM facility.

Realization of our other deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a full valuation allowance. Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions may restrict our ability to use our net operating loss credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of net operating loss credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. Any limitation may result in the expiration of a portion of the net operating loss carryforwards before utilization and any net operating loss carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the Company’s valuation allowance. Due to the existence of a valuation allowance, it is not expected that such limitations, if any, will have an impact on the Company’s results of operations or financial position.

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on December 31, 2020. Future minimum lease payments total $47,000 for the six months ending December 31, 2019 and $99,000 for the full year ending December 31, 2020.

We have an accumulated deficit of $166.4 million as of June 30, 2019. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Off-balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June  30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the six months ended June  30, 2019 that has material affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits have been filed with this report:

Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	10-K	3/29/2019	3.4
4.1	Specimen Common Stock Certificate.				X
10.1	Termination Notice to Durect Corporation dated March 20, 2019 to Development and License Agreement dated December 19, 2002 between Registrant and Durect Corporation.	8-K	3/22/2019	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: August 12, 2019

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: August 12, 2019