Form 10-Q
period 2019-09-30
CASSAVA SCIENCES INC
filed 2019-10-29
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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
Shares Outstanding as of October 24, 2019

CASSAVA SCIENCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$17,804	$19,807
Other current assets	385	233
Total current assets	18,189	20,040
Operating lease right-of-use assets	113	—
Property and equipment, net	61	87
Other assets	12	12
Total assets	$18,375	$20,139

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$340	$294
Accrued development expense	415	156
Accrued compensation and benefits	55	61
Operating lease liabilities, current	90	—
Other current liabilities	7	—
Total current liabilities	907	511
Operating lease liabilities, non-current	23	—
Total liabilities	930	511
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 17,219,300 shares issued and outstanding at September 30, 2019 and December 31, 2018	17	17
Additional paid-in capital	184,499	183,567
Accumulated deficit	(167,071)	(163,956)
Total stockholders' equity	17,445	19,628
Total liabilities and stockholders' equity	$18,375	$20,139

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development, net of grant reimbursement	$(52)	$436	$830	$2,967
General and administrative	831	848	2,553	2,945
Total operating expenses	779	1,284	3,383	5,912
Operating loss	(779)	(1,284)	(3,383)	(5,912)
Interest income	82	17	268	32
Net loss	$(697)	$(1,267)	$(3,115)	$(5,880)
Net loss per share, basic and diluted	$(0.04)	$(0.11)	$(0.18)	$(0.69)
Shares used in computing net loss per share, basic and diluted	17,162	11,959	17,162	8,498

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,115)	$(5,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	992	1,985
Depreciation and amortization	44	52
Changes in operating assets and liabilities:
Other current assets	(152)	(92)
Accounts payable	46	125
Accrued development expense	259	(399)
Accrued compensation and benefits	(6)	(4)
Other current liabilities	7	8
Net cash used in operating activities	(1,925)	(4,205)
Cash flows from investing activities:
Purchases of property and equipment	(18)	—
Net cash used in investing activities	(18)	—
Cash flows from financing activities:
Issuance costs from 2018 sale of common stock and warrants	(60)	—
Proceeds from issuance of common stock and warrants, net of issuance costs	—	14,170
Net cash (used in) / provided by financing activities	(60)	14,170
Net (decrease) / increase in cash and cash equivalents	(2,003)	9,965
Cash and cash equivalents at beginning of period	19,807	10,479
Cash and cash equivalents at end of period	$17,804	$20,444

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September  30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2019.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $167.1 million at September 30, 2019.  The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of all cash and cash equivalents was based on Level 1 inputs at September  30, 2019 and December 31, 2018.

Awards of and Proceeds from Grants

During the three months ended September  30,  2019, the Company was awarded a National Institutes of Health (“NIH”) grant totaling up to $1.9 million to support the Company’s product development.  During the nine months ended September 30, 2019, the Company was awarded NIH grants totaling up to $3.4 million to support the Company’s product development.

During the three months ended September 30, 2019 and 2018,  the Company received reimbursements totaling $1.5 million and $1.1 million pursuant to previously announced NIH research grants, respectively. During the nine months ended September 30, 2019 and 2018, the Company received reimbursements totaling $3.8 million and $1.9 million pursuant to NIH research grants, respectively. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

The Company included the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(697)	$(1,267)	$(3,115)	$(5,880)
Denominator:
Shares used in computing net loss per share, basic and diluted	17,162	11,959	17,162	8,498
Net loss per share, basic and diluted	$(0.04)	$(0.11)	$(0.18)	$(0.69)

Dilutive common shares excluded from net loss per share, diluted	2,894	2,784	2,939	2,459
Common stock warrants excluded from net loss per share, diluted	9,127	9,127	9,127	9,127

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

The Company recorded a reduction of the non-current portion of the lease liability and an offsetting reduction in the right-of-use assets of $22,500 and $67,500 during the three and nine months ended September  30, 2019, respectively.  There was no change to the statement of operations during the three and nine months ended September  30, 2019 or statement of cash flows during the nine months ended September 30, 2019 as a result of the adoption of ASC Topic 842.  See additional information regarding leases in Note 5 – Commitments.

Note 3.  Stockholders’ Equity and Stock-Based Compensation Expense

Stockholders’ Equity Activity during the Nine Months Ended September  30, 2019 and 2018

During the nine months ended September  30, 2019 and 2018,  the Company’s common stock outstanding and stockholders’ equity changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2017	6,595,509	$9,699
Non-cash stock-based compensation for:
Stock options for employees	—	789
Stock options for non-employees	—	13
Issuance of common stock, net of issuance costs	300,000	1,959
Net loss	—	(2,160)
Balance at March 31, 2018	6,895,509	$10,300

Non-cash stock-based compensation for:
Stock options for employees	—	679
Stock options for non-employees	—	19
Net loss	—	(2,452)
Balance at June 30, 2018	6,895,509	$8,546

Non-cash stock-based compensation for:
Stock options for employees	—	482
Stock options for non-employees	—	2
Issuance of common stock and warrants, net of issuance costs	10,323,791	12,211
Net loss	—	(1,267)
Balance at September 30, 2018	17,219,300	$19,974

Balance at December 31, 2018	17,219,300	$19,628
Non-cash stock-based compensation for:
Stock options for employees	—	342
Stock options for non-employees	—	2
Issuance costs from sale 2018 sale of common stock and warrants	—	(60)
Net loss	—	(1,359)
Balance at March 31, 2019	17,219,300	$18,553

Non-cash stock-based compensation for:
Stock options for employees	—	328
Stock options for non-employees	—	1
Net loss	—	(1,059)
Balance at June 30, 2019	17,219,300	$17,823

Non-cash stock-based compensation for:
Stock options for employees	—	318
Stock options for non-employees	—	1
Net loss	—	(697)
Balance at September 30, 2019	17,219,300	$17,445

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

There were no common stock sales under the ATM Agreement during the three and nine months ended September  30, 2019.

During the three months ended September 30, 2018, the Company sold a total of 1,463,013 share of its common stock under the ATM Agreement in the open market for net proceeds of $2.0 million. During the three months ended September 30, 2018, the Company recorded $0.1 million of offering costs against addition paid-in capital in addition to trading commissions.

During the nine months ended September 30, 2018, the Company sold a total of 1,763,013 shares of its common stock under the ATM Agreement in the open market for net proceeds of $3.9 million. During the nine months ended September 30, 2018, the Company recorded $0.1 million of offering costs against addition paid-in capital in addition to trading commissions.

Stock Option and Performance Award Activity in 2019

During the nine months ended September  30, 2019, stock options and unvested Performance Awards outstanding under the Company’s 2018 Plan (defined below) changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2018	2,964,973	138,055
Options granted	50,000	—
Options exercised	—	—
Options forfeited/canceled	(173,372)	—
Outstanding as of September 30, 2019	2,841,601	138,055

The weighted average exercise price of options outstanding at September  30, 2019 was $13.66. As outstanding options vest over the current remaining vesting period of 2.3 years, the Company expects to recognize non-cash expense of $1.8 million. If and when outstanding Performance Awards vest, the Company would recognize non-cash expense of $2.3 million over the implicit service period.

Stock-based Compensation Expense in 2019

During the three and nine months ended September  30, 2019 and 2018,  the Company’s non-cash stock-based compensation expenses were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$139	$217	$411	$885

General and administrative	180	267	581	1,100

Total non-cash stock-based compensation expense	$319	$484	$992	$1,985

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

Note 4.  Income Taxes

The Company did not provide for income taxes during the nine months ended September  30, 2019, because it has projected a net loss for the full year 2019. There was also no provision for income taxes for the nine months ended September  30, 2018.

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

The Company has a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on December 31, 2020. Minimum lease payments as of September  30, 2019 were as follows (in thousands):

For the year ending December 31,
2019	$ 24
2020	99
Total future minimum lease payments	$ 123
Lease: imputed interest	(10)
Total	$ 113

Building rent expense for the three months ended September 30, 2019 and 2018 totaled $24,000 and $22,000, respectively. Building rent expense for the nine months ended September  30, 2019 and 2018 totaled $72,000 and $67,000, respectively.  These amounts were equal to the Company’s operating cash outflow from operating leases.

Note 6.  Collaboration Agreements

The Company had formerly entered into a Development and License Agreement (the “License Agreement”) with Durect Corporation around certain controlled-release technology. On March 20, 2019, the Company gave notice of termination for such License Agreement.  This and other actions effectively ended the Company’s development of any product candidates related to such technology.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•

Our ability to initiate, conduct or complete clinical studies with PTI-125 or PTI-125Dx, our product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases, including our anticipated timeline for the completion of a Phase 2b study with PTI-125;

•	any potential benefits of our product candidates, such as PTI-125 or PTI-125Dx, including the potential ability of PTI-125 to treat Alzheimer’s disease or PTI-125Dx to diagnose Alzheimer’s disease;
•	discussions with potential strategic partners for the development and commercialization of our product candidates;
•	the utility of protection, or the sufficiency, of our intellectual property;
•	potential competitors or competitive products;
•	expected future sources of revenue and capital and increasing cash needs;
•	market acceptance of our potential product candidates;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	expenses increasing or fluctuations in our financial or operating results;
•	operating losses and anticipated operating and capital expenditures;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards, net of employment taxes;
•	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;
•	anticipated hiring and development of our internal systems and infrastructure;
•	the sufficiency of our current resources to fund our operations over the next 12 months; and

•	assumptions and estimates used for our disclosures regarding stock-based compensation.

Such forward-looking statements and our business involve risks and uncertainties, including, but not limited to the following:

•	We are in the early stages of clinical drug development and have a limited operating history in our business targeting Alzheimer’s disease and no products approved for commercial sale.
•	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
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

Overview

Cassava Sciences, Inc. is a clinical-stage drug development company. Our expertise is to develop new product candidates and guide such candidates through various regulatory and development pathways in preparation for their potential commercialization. Since our inception, we have generally focused our drug development efforts on disorders of the central nervous system. We are currently conducting a Phase 2 clinical program to treat patients with Alzheimer’s disease.  By necessity, the conduct of drug development is complex, lengthy, expensive and risky. The U.S. Food and Drug Administration (the “FDA”) has not yet established the safety or efficacy of our product candidates.

Our overall strategy is to leverage our unique scientific/clinical platform to develop a first-in-class program for treating neurodegenerative diseases.  Our goal is to address Alzheimer’s disease and other neurodegenerative diseases, particularly those with a strong neuroinflammation component. PTI-125 is our drug product candidate to treat Alzheimer’s disease, and PTI-125Dx is our diagnostic product candidate to detect Alzheimer’s disease.

We seek to develop and gain regulatory approval for PTI-125 for the treatment of Alzheimer’s disease and PTI-125Dx for the diagnosis of Alzheimer’s disease.  The following is a summary of our clinical-stage biopharmaceutical assets:

PTI-125 – PTI-125 is the name of our product candidate for the treatment of Alzheimer’s disease.  This proprietary small molecule drug represents an entirely new approach to treat Alzheimer’s disease.  PTI-125 benefits from a strong scientific rationale, publications in prestigious peer-reviewed journals and multiple peer-reviewed research grant awards from the National Institutes of Health (“NIH”), the primary agency of the U.S. government for biomedical research.  The content of this Form 10-Q is solely our responsibility and does not necessarily represent the official views of NIH.

PTI-125 was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date.  We own exclusive, worldwide rights to PTI-125, without royalty obligations to any third party. Our on-going Phase 2 clinical program with PTI-125 is substantially funded by research grant awards from NIH.

Phase 2 Clinical Trial

In 2018, we initiated a Phase 2 clinical program for patients with Alzheimer’s disease using PTI-125, with funding provided by NIH.  On April 15, 2019, we announced completion of patient enrollment for a Phase 2a study for PTI-125. On September 9, 2019, we reported positive Phase 2a clinical results in Alzheimer’s patients. In this study, all evaluable patients showed a biomarker response to PTI-125. The drug was well tolerated, with no observable drug-related adverse events.

A key objective of this first-in-patient study was to measure drug effects on biomarkers in the brain (i.e. cerebrospinal fluid, or (“CSF”)) before and after 28 days of treatment with PTI-125.

Key results include:

•	Total tau (T-tau) decreased 20% (p<0.001)
•	Phosphorylated tau (P-tau) decreased 34% (p<0.0001)
•	Neurofilament light chain (NfL), a marker for neurodegeneration, decreased 22% (p<0.0001)
•	Neurogranin, a marker for cognitive decline, decreased 32% (p<0.0001)
•	Neuroinflammatory marker YKL-40, an indicator of microglial activation, decreased 9% (p<0.0001)
•	Proinflammatory Interleukin 6 (IL-6) decreased 14% (p<0.0001)
•	Proinflammatory Interleukin 1 beta (IL-1β) decreased 11% (p<0.0001)
•	Proinflammatory tumor necrosis factor alpha (TNFα) decreased 5% (p=0.001)
•	The ratio of CSF P-tau to Aβ42, a widely accepted biochemical value of Alzheimer’s disease, improved in all evaluable patients (p<0.001).

Cognition was not assessed in this first-in-patient study; however, published studies show that elevated levels of CSF biomarkers P-tau and total tau/Aβ42 ratio correlate with deficiencies on a range of memory and sustained attention assessments.

Phase 2a Study Design

Phase 2a was a first-in-patient, open-label, multi-center, safety, pharmacokinetic and biomarker study of PTI-125 in the U.S.  Thirteen patients with mild-to-moderate Alzheimer’s disease, age 50-85, received 100 mg oral PTI-125 twice daily for 28 days. A diagnosis of Alzheimer’s disease was confirmed with Mini-Mental State Examination (MMSE) ≥ 16 and ≤ 24 and a CSF T-tau/Aβ42 ratio ≥ 0.30. Safety was assessed by ECGs, clinical labs, adverse event monitoring and physical examinations. CSF was drawn from patients before dosing started and again after 28 continuous days of dosing with PTI-125. CSF samples were then analyzed for biomarkers of Alzheimer’s pathology (T-tau, P-tau, Aβ42); neurodegeneration (NfL, neurogranin); and neuroinflammation (YKL-40, IL-6, IL-1β and TNFα). A consulting biostatistician conducted an independent analysis of the data set.

Cassava Sciences is scheduled to present data from this Phase 2a study on December 5, 2019 at the 12th International Conference on Clinical Trials on Alzheimer’s Disease (CTAD), a conference for the medical and scientific community being held in San Diego, CA. CTAD has selected our Phase 2a data as a “Late Breaking Oral Communication” at CTAD 2019.

Phase 2b Clinical Study

On September 16, 2019, we announced initiation of a Phase 2b clinical study in Alzheimer’s patients, with funding provided by NIH.  This Phase 2b clinical study is designed to evaluate safety, tolerability and drug effects of PTI-125 on validated biomarkers of Alzheimer’s disease. This is a blinded, randomized, placebo-controlled, multi-center, multi-dose research study in approximately 60 patients with mild-to-moderate Alzheimer’s disease.  Patients will be dosed with PTI-125 100 mg, 50 mg, or matching placebo, twice daily for 28 continuous days. The primary endpoint is improvement in biomarkers of Alzheimer’s disease from baseline to Day 28.  Patient enrollment may take up to 12 months.

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

Since drug innovation is a trial-and-error process, clinical failures present important learning opportunities.  In the case of Alzheimer’s disease, we believe the biopharmaceutical industry’s track record of persistent failure reflects a need to consider more recent and innovative approaches regarding the neurobiology of Alzheimer’s disease. We believe such scientific approaches may broaden the range of possible treatment approaches.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $167.1 million at September  30, 2019. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses which have been reduced for reimbursements received for NIH grants (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development expenses - gross	$1,486	$1,533	$4,605	$4,874
Less: Reimbursement from NIH grants	1,538	1,097	3,775	1,907
Research and development expenses - net	$(52)	$436	$830	$2,967

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended September  30, 2019 and 2018, we received $1.5 million and $1.1 million from NIH research grants, respectively.  During the nine months ended September 30, 2019 and 2018, we received $3.8 million and $1.9 million from NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

Results of Operations – Three and Nine Months Ended September 30, 2019 and 2018

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•	Pre-clinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses were a negative $0.1 million and $0.4 million during the three months ended September 30, 2019 and 2018, respectively. The 112% decrease was due primarily to an increase in grant funding received from NIH compared to the prior year period as well as a decrease in non-cash stock-based compensation expenses. Receipts from NIH grants are recorded as a reduction in research and development expenses. During the three months ended September 30, 2019 and 2018, we received $1.5 million and $1.1 million from research grants from NIH, respectively. Research and development expenses included non-cash stock-based compensation expenses were $0.1 million and $0.2 million during the three months ended September  30, 2019 and 2018, respectively.

Research and development expenses were $0.8 million and $3.0 million during the nine months ended September 30, 2019 and 2018, respectively. The 72% decrease was due primarily to an increase in grant funding received from NIH as well as a decrease in non-cash stock-based compensation expenses. Receipts from NIH grants are recorded as a reduction in research and development expenses. During the nine months ended September 30, 2019 and 2018, we received $3.8 million and $1.9 million from research grants from NIH, respectively. Research and development expenses included non-cash stock-based compensation expenses were $0.4 million and $0.9 million during the nine months ended September 30, 2019 and 2018, respectively.

Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities, the timing and amount of any reimbursement from NIH, and the results of clinical trials and pre-clinical studies.

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

General and administrative expenses were $0.8 million during both the three months ended September 30, 2019 and 2018 due primarily to a decrease in non-cash stock-based compensation related expense offsetting an increase in compensation costs from the hiring of a chief financial officer in October 2018. General and administrative expenses included non-cash stock-based compensation expenses of $0.2 million and $0.3 million during the three months ended September 30, 2019 and 2018, respectively.

General and administrative expenses were $2.6 million and $2.9 million during the nine months ended September 30, 2019 and 2018, respectively. The 13% decrease was due primarily to a decrease in non-cash stock-based compensation related expense partially offset by an increase in compensation costs from the hiring of a chief financial officer in October 2018. General and administrative expenses included non-cash stock-based compensation expenses of $0.6 million and $1.1 million during the nine months ended September 30, 2019 and 2018, respectively.

We expect our general and administrative expenses during the remainder of 2019 to be consistent with 2018 expenses.

Interest Income

Interest and other income, net, was $82,000 and $17,000 during the three months ended September  30, 2019 and 2018, respectively.  Interest and other income, net, was $268,000 and $32,000 during the nine months ended September 30, 2019 and 2018, respectively. The increase was due primarily to higher cash balances from our August 2018 stock offering as well as an increase in interest rates. We expect interest income to increase in 2019 compared to 2018 due to our higher cash and cash equivalent balances as well as a higher interest rate environment.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2019, cash and cash equivalents were $17.8 million.

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

There were no common stock sales under the ATM Agreement during the nine months ended September  30, 2019. During the nine months ended September 30, 2018, we sold a total of 1,763,013 shares of our common stock under the ATM Agreement in the open market for net proceeds of $3.9 million. During the nine months ended September 30, 2018, we recorded $0.1 million of offering costs against addition paid-in capital in addition to trading commissions.

Net cash used in operating activities was $1.9 million for the nine months ended September 30, 2019, resulting primarily from the net loss reported of $3.1 million partially offset by non-cash stock-based compensation expense of $1.0 million and changes in operating assets and liabilities of $0.2 million.

 Net cash used in operating activities was $4.2 million for the nine months ended September  30, 2018, resulting primarily from the net loss reported of $5.9 million partially offset by non-cash stock-based compensation expense of $2.0 million and changes in accrued development expenses of $0.4 million.

Net cash used in investing activities was $18,000 for the nine months ended September  30, 2019, resulting primarily from the purchase of equipment.  There was no cash from investing activities during the nine months ended September 30, 2018.

Net cash used in financing activities during the nine months ended September  30, 2019 was $0.1 million, resulting primarily from the issuance costs incurred during the period.

Net cash provided by financing activities during the nine months ended September 30, 2018 was $14.2 million. Cash provided in 2018 was related to sale of common stock and issuance of warrants, net of issuance costs, of $10.3 million from our August 2018 Registered Direct Offering as well as net sales of common stock of $3.9 million under our ATM.

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

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on December 31, 2020. Future minimum lease payments total $24,000 for the three months ending December 31, 2019 and $99,000 for the full year ending December 31, 2020.

We have an accumulated deficit of $167.1 million as of September 30, 2019. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Off-balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September  30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the nine months ended September  30, 2019 that has material affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits have been filed with this report:

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	10-K	3/29/2019	3.4
4.1	Specimen Common Stock Certificate.	10-Q	8/12/2019	4.1
10.1	Termination Notice to Durect Corporation dated March 20, 2019 to Development and License Agreement dated December 19, 2002 between Registrant and Durect Corporation.	8-K	3/22/2019	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: October 29, 2019

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: October 29, 2019