Form 10-Q
period 2020-03-31
CASSAVA SCIENCES INC
filed 2020-05-06
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March  31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	24,779,902
Shares Outstanding as of May 1, 2020

CASSAVA SCIENCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

BALANCE SHEETS
(In thousands, except share and par value data)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$25,600	$23,081
Other current assets	277	268
Total current assets	25,877	23,349
Operating lease right-of-use assets	67	90
Property and equipment, net	33	47
Total assets	$25,977	$23,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$608	$453
Accrued development expense	387	777
Accrued compensation and benefits	72	58
Operating lease liabilities, current	67	90
Other current liabilities	11	9
Total current liabilities	1,145	1,387
Total liabilities	1,145	1,387
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 24,729,902 and 21,841,810 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	25	22
Additional paid-in capital	194,544	190,664
Accumulated deficit	(169,737)	(168,587)
Total stockholders' equity	24,832	22,099
Total liabilities and stockholders' equity	$25,977	$23,486

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended
	March 31,
	2020	2019
Operating expenses:
Research and development, net of grant reimbursement	$544	$574
General and administrative	778	877
Gain on sale of property and equipment	(100)	—
Total operating expenses	1,222	1,451
Operating loss	(1,222)	(1,451)
Interest income	72	92
Net loss	$(1,150)	$(1,359)
Net loss per share, basic and diluted	$(0.05)	$(0.08)
Shares used in computing net loss per share, basic and diluted	24,481	17,162

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,150)	$(1,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	270	344
Depreciation and amortization	14	17
Gain on sale of property and equipment	(100)	—
Changes in operating assets and liabilities:
Other current assets	(9)	93
Accounts payable	155	201
Accrued development expense	(390)	87
Accrued compensation and benefits	14	1
Other current liabilities	2	12
Net cash used in operating activities	(1,194)	(604)
Cash flows from investing activities:
Purchases of property and equipment	—	(18)
Proceeds from sale of property and equipment	100	—
Net cash provided by / (used in) investing activities	100	(18)
Cash flows from financing activities:
Issuance costs from 2018 sale of common stock and warrants	—	(60)
Proceeds from exercise of common stock warrants, net	3,613	—
Net cash provided by / (used in) financing activities	3,613	(60)
Net increase / (decrease) in cash and cash equivalents	2,519	(682)
Cash and cash equivalents at beginning of period	23,081	19,807
Cash and cash equivalents at end of period	$25,600	$19,125

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March  31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2020.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $169.7 million at March 31, 2020.  The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

The recent, widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has not significantly impacted the Company’s operations or financial condition as of May 6, 2020. However, this pandemic has created a dynamic and uncertain situation in the national economy. The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

Note 2.  Significant Accounting Policies

Use of Estimates

The Company makes estimates and assumptions in preparing its financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue earned and expenses incurred during the reporting period. The Company evaluates its estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company invests in cash and cash equivalents. The Company considers highly-liquid financial instruments with original maturities of three months or less to be cash equivalents. Highly liquid investments that are considered cash equivalents include money market funds, certificates of deposits, and treasury bills. The Company maintains its investments at one financial institution.

Fair Value Measurements

The Company reports its cash and cash equivalents at fair value as Level 1, Level 2 or Level 3 using the following inputs:

•	Level 1 includes quoted prices in active markets. The Company bases the fair value of money market funds and U.S. treasury securities on Level 1 inputs.
•

Level 2 includes significant observable inputs, such as quoted prices for identical or similar investments, or other inputs that are observable and can be corroborated by observable market data for similar securities. The Company uses market pricing and other observable market inputs obtained from third-party providers. It uses the bid price to establish fair value where a bid price is available. The Company bases the fair value of its certificates of deposit on Level 2 inputs.

•	Level 3 includes unobservable inputs that are supported by little or no market activity. The Company does not have any investments where the fair value is based on Level 3 inputs.

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Certificates of deposit totaling $20.0 million and $13.0 million at March 31, 2020 and December 31, 2019, respectively, are included within cash equivalents as a Level 2 input. The fair value of the remainder of cash and cash equivalents was based on Level 1 inputs at March 31, 2020 and December 31, 2019.

Proceeds from Grants

 During the three months ended March 31, 2020 and 2019, the Company received reimbursements totaling $1.3 million and $0.8 million pursuant to National Institutes of Health (“NIH”) research grants, respectively.  The Company records the proceeds from these grants as reductions to its research and development expenses.

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

The Company included the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended
	March 31,
	2020	2019
Numerator:
Net loss	$(1,150)	$(1,359)
Denominator:
Shares used in computing net loss per share, basic and diluted	24,481	17,162
Net loss per share, basic and diluted	$(0.05)	$(0.08)

Dilutive common stock options excluded from net loss per share, diluted	1,561	2,962
Common stock warrants excluded from net loss per share, diluted	1,616	9,127

The Company excluded common stock options and warrants outstanding from the calculation of net loss per share, diluted, because the effect of including options and warrants outstanding would have been anti-dilutive.

Fair Value of Financial Instruments

Financial instruments include accounts payable and accrued liabilities. The estimated fair value of certain financial instruments may be determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of accounts payable and accrued liabilities are at cost, which approximates fair value due to the short maturity of those instruments.

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

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other third-party vendors. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from actual costs.

Right-of-use Asset and Liability

The Company has a single non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on December 31, 2020, which is used for the development of novel drugs.

The Company recognize assets and liabilities that arise from leases.  For operating leases, the Company is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. The Company utilized a discount rate of 5.5% to determine the present value of the future lease payments which represents the Company’s incremental borrowing rate.

The Company recorded a reduction of the non-current portion of the lease liability and an offsetting reduction in the right-of-use assets of $22,500 during the three months ended March 31, 2020 and 2019. See additional information regarding leases in Note 5 – Commitments.

Note 3.  Stockholders’ Equity and Stock-Based Compensation Expense

Stockholders’ Equity Activity during the Three Months Ended March  31, 2020 and 2019

During the three months ended March  31, 2020 and 2019,  the Company’s common stock outstanding and stockholders’ equity changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2018	17,219,300	$19,628
Non-cash stock-based compensation for:
Stock options for employees	—	342
Stock options for non-employees	—	2
Issuance costs from sale 2018 sale of common stock and warrants	—	(60)
Net loss	—	(1,359)
Balance at March 31, 2019	17,219,300	$18,553

Balance at December 31, 2019	21,841,810	$22,099

Non-cash stock-based compensation for:
Stock options for employees	—	261
Stock options for non-employees	—	9
Proceeds from exercise of common stock warrants	2,888,092	3,613
Net loss	—	(1,150)
Balance at March 31, 2020	24,729,902	$24,832

At-the-Market (ATM) Common Stock Offering

On March 27, 2020,  the Company established an at-the-market offering program (ATM) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $100,000,000 in transactions pursuant to a shelf registration statement that was declared effective by the SEC on May 5, 2020. The Company is obligated to pay a commission of 3.0% of the gross proceeds from the sale of shares of common stock in the offering. The Company is not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the three months ended March 31, 2020.

Common Stock Warrants

In August 2018, the Company issued warrants to purchase up to an aggregate of 9.1 million shares of its common stock in conjunction with an offering of its common stock. As of March 31, 2020, 1.6 million warrants remain outstanding, each with a strike price of $1.25 per share. Subject to certain ownership limitations described in the warrants, the warrants will remain exercisable until expiration on February 17, 2021. The warrants will be exercisable on a “cashless” basis in certain circumstances, including while there is no effective registration statement registering the shares of common stock issuable upon exercise of the warrants at any time until the expiry of the warrants. Such registration statement was declared effective by the SEC on January 30, 2019. The warrants provide that holders will have the right to participate in any rights offering or distribution of assets together with the holders of common stock on an as-exercised basis.

During the three months ended March 31, 2020, the Company received proceeds of $3.6 million from the exercise of 2.9 million warrants. There were no warrants exercised during the three months ended March 31, 2019.

Subsequent to March 31, 2020, the Company received proceeds of $62,500 from the exercise of an additional 50,000 warrants.

Stock Option and Performance Award Activity in 2020

During the three months ended March  31, 2020, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2019	3,210,965	138,055
Options granted	25,000	—
Options exercised	—	—
Options forfeited/canceled	—	—
Outstanding as of March 31, 2020	3,235,965	138,055

The weighted average exercise price of options outstanding at March  31, 2020 was $12.22. As outstanding options vest over the current remaining vesting period of 2.5 years, the Company expects to recognize non-cash expense of $2.0 million. If and when outstanding Performance Awards vest, the Company would recognize non-cash expense of $2.3 million over the implicit service period.

Stock-based Compensation Expense in 2020

During the three months ended March  31, 2020 and 2019,  the Company’s non-cash stock-based compensation expenses were as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Research and development	$115	$137

General and administrative	155	207

Total non-cash stock-based compensation expense	$270	$344

2018 Equity Incentive Plan

In January 2018, the Company’s Board of Directors approved the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). The Company’s Board of Directors or a designated committee of the Board of Directors is responsible for administration of the 2018 Plan and determines the terms and conditions of each option granted, consistent with the terms of the 2018 Plan. The Company’s employees, directors, and consultants are eligible to receive awards under the 2018 Plan, including grants of stock options and performance awards. Share-based awards generally expire ten years from the date of grant. The 2018 Plan provides for issuance of up to 1,000,000 shares of common stock, par value $0.001 per share under the 2018 Plan, subject to adjustment as provided in the 2018 Plan.

When stock options or performance awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. The Company then uses its cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Note 4.  Income Taxes

The Company did not provide for income taxes during the three months ended March  31, 2020, because it has projected a net loss for the full year 2020 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three months ended March  31, 2019.

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

The Company has a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on December 31, 2020. Minimum lease payments as of March  31, 2020 were as follows (in thousands):

For the year ending December 31,
2020	75
Total future minimum lease payments	$ 75
Lease: imputed interest	(8)
Total	$ 67

Building rent expense for the three months ended March 31, 2020 and 2019 totaled $25,000 and $24,000, respectively. These amounts were equal to the Company’s operating cash outflow from operating leases.

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

Note 7.  Sale of Property and Equipment

During the three months ended March 31, 2020, the Company completed the sale, to an independent third party, of fully depreciated surplus manufacturing equipment and received net proceeds totaling $100,000.

Note 8.  Recently Issued Accounting Pronouncements

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. The amendments in this update provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020. The adoption of this guidance did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a material impact on its consolidated financial statements.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	Our ability to initiate, conduct or analyze studies with PTI-125 or SavaDx, our lead product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases;

•	our estimated timeline for announcing top-line results of a Phase 2b study of PTI-125;

•	our estimated timeline for testing clinical samples with SavaDx, our investigational blood-based diagnostic;

•	our intention to conduct additional clinical studies of PTI-125 or SavaDx, the anticipated scope of such studies and our estimated timeline for doing so;

•	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates, such as PTI-125 or SavaDx;

•	the utility of protection, or the sufficiency, of our intellectual property;

•	our potential competitors or competitive products;

•	expected future sources of revenue and capital and increasing cash needs;

•	our continued reliance on third parties to conduct additional clinical studies of our product candidates, and for the manufacture of our product candidates;

•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	our expenses increasing or fluctuations in our financial or operating results;

•	our operating losses and anticipated operating and capital expenditures;

•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards, net of employment taxes;

•	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Capital Market;

•	the development and maintenance of our internal systems and infrastructure;

•	our need to hire additional personnel and our ability to attract and retain such personnel;

•	existing regulations and regulatory developments in the United States and other jurisdictions;

•	the sufficiency of our current resources to continue to fund our operations;

•	the accuracy of our estimates regarding expenses, capital requirements, and needs for additional financing;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	the long-term impact of Covid-19 on our operations and financial condition.

Such forward-looking statements and our business involve risks and uncertainties, including, but not limited to the following:

•	We are in the early stages of clinical drug development and have a limited operating history in our business targeting Alzheimer’s disease and no products approved for commercial sale.
•	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
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
•

Adverse circumstances caused by disease epidemics or pandemics, such as Coronavirus Disease 2019, or COVID-19, a novel coronavirus first detected in 2019 and for which no specific vaccine or treatment are currently available;

Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as such risk factors may be amended, updated or modified periodically in our reports filed with the SEC for further information on these and other risks affecting us.

We caution you not to place undue reliance on forward-looking statements because our future results may differ materially from those expressed or implied by them. We do not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q, except as required by law.

Our research programs in neurodegeneration benefit from longstanding scientific and financial support from the National Institutes of Health (NIH). The contents of this Quarterly Report on Form 10-Q are solely our responsibility and do not necessarily represent any official views of NIH.

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

In 2019, we completed a small, first-in-human, clinical-proof-of-concept, open-label Phase 2a study of PTI-125 in the U.S., with substantial support from the National Institute on Aging (NIA), a division of NIH. Treatment with PTI-125 for 28 days significantly improved key biomarkers of Alzheimer’s pathology, neurodegeneration and neuroinflammation (p<0.001).  Biomarkers effects were seen in all patients in both cerebrospinal fluid (CSF) and plasma. To our knowledge, no other drug candidate has improved an entire panel of biomarkers of in patients with Alzheimer’s disease.

In March 2020, we announced the completion of a double-blind, randomized, placebo-controlled, confirmatory study of PTI-125 in 64 patients with mild-to-moderate Alzheimer’s disease, 50-85 years of age, with MMSE scores 16 to 26. Study participants received PTI-125 100 mg, 50 mg or matching placebo, twice-daily, for 28 continuous days. The study’s primary endpoint is the effect of PTI-125 on levels of tau protein, as compared to placebo, with other biomarker assessments. We expect to announce Phase 2b results approximately mid-2020.

On March 25, 2020, we announced the initiation of an open-label extension study to evaluate PTI-125 in patients with Alzheimer’s disease. This open-label, multi-center, extension study will monitor the long-term safety and tolerability of PTI-125 at 100 mg twice-daily for 12 months. The study’s target enrollment is approximately 100 patients with mild-to-moderate Alzheimer’s disease, including patients from prior studies of PTI-125. This study is approximately 20% enrolled.

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

Impact of COVID-19 on our Business

In these times of pandemic, our top priorities are to protect the health, well-being, and safety of our employees and partners, while still focusing on the key drivers of our business. We believe we remain on-track to achieve our major strategic objectives for 2020. We have not experienced major disruptions across our drug manufacturing operations or supply of materials. Our broad spectrum of technical consultants, scientific advisors and service providers continue to provide timely services. We have adapted flexible business practices, such as remote work arrangements and temporary travel restrictions, to insure we continue to operate safety and cautiously while also meeting our public health responsibilities. We recognize the pandemic has created a dynamic and uncertain situation in the national economy. We continue to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on our operations. However, the scope of pandemic is unprecedented and its long-term impact on our operations cannot be reasonably estimated at this time.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $169.7 million at March  31, 2020. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of reimbursement from NIH grants, preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses which have been reduced for reimbursements received for NIH grants (in thousands):

	Three months ended
	March 31,
	2020	2019
Research and development expenses - gross	$1,886	$1,374
Less: Reimbursement from NIH grants	1,342	800
Research and development expenses - net	$544	$574

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended March  31, 2020 and 2019, we received $1.3 million and $0.8 million from NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

Our technology has been applied across certain of our product candidates. Data, know-how, personnel, clinical results, research results and other matters related to the research and development of any one of our product candidates also relate to, and further the development of, our other product candidates. As a result, costs allocated to a specific drug candidate may not necessarily reflect the actual costs surrounding research and development of that product candidate due to cross application of the foregoing.

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

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

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

•

Income Taxes.  We account for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have accumulated significant deferred tax assets that reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these deferred tax assets with a valuation  allowance.

We account for uncertain tax positions in accordance with ASC 740, “Income Taxes”, which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in our financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

•

Research Contracts and Accruals.  We have entered into various research and development contracts with research institutions and other third-party vendors. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. We record accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates. Our historical accrual estimates have not been materially different from actual costs.

Results of Operations – Three Months Ended March 31, 2020 and 2019

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•	Pre-clinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses were $0.5 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively. While Phase 2 clinical program costs were higher in 2020, the 5%  decrease was due primarily to an increase in grant funding received from NIH compared to the prior year. Receipts from NIH grants are recorded as a reduction in research and development expenses. During the three months ended March  31, 2020 and 2019, we received $1.3 million and $0.8 million from research grants from NIH, respectively.

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

General and administrative expenses were $0.8 million and $0.9 million during the three months ended March 31, 2020 and 2019, respectively. The 11% decrease was due primarily to a decrease in non-cash stock-based compensation related expense.

We expect our general and administrative expenses during the remainder of 2020 to be consistent with 2019 expenses.

Gain on Sale of Property and Equipment

During the three months ended March 31, 2020, we completed the sale, to an independent third party, of fully depreciated surplus manufacturing equipment and received net proceeds totaling $100,000. There was no gain on sale of property and equipment during the three months ended March 31, 2019.

We expect any future gain on sale of property and equipment, if any, to be infrequent.

Interest Income

Interest and other income, net, was $72,000 and $92,000 during the three months ended March  31, 2020 and 2019, respectively. We expect interest income to decrease in 2020 compared to 2019 due to fluctuations in interest rates partially offset by higher cash balances due to proceeds from the exercise of common stock warrants in 2020.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2020, cash and cash equivalents were $25.6 million.

Common Stock Warrants

In August 2018, we issued warrants to purchase up to an aggregate of 9.1 million shares of our common stock in conjunction with an offering of our common stock.  As of March 31, 2020, 1.6 million warrants remain outstanding, each with a strike price of $1.25 per share. Subject to certain ownership limitations described in the warrants, the warrants will remain exercisable until expiration on February 17, 2021. The warrants will be exercisable on a “cashless” basis in certain circumstances, including while there is no effective registration statement registering the shares of common stock issuable upon exercise of the warrants at any time until the expiry of the warrants. Such registration statement was declared effective by the SEC on January 30, 2019. The warrants provide that holders will have the right to participate in any rights offering or distribution of assets together with the holders of common stock on an as-exercised basis.

During the three months ended March 31, 2020, we received proceeds of $3.6 million from the exercise of 2.9 million warrants. There were no warrants exercised during the three months ended March 31, 2019.

Subsequent to March 31, 2020, we received proceeds of $62,500 from the exercise of an additional 50,000 warrants.

At-the-Market Common Stock Offering

On March 27, 2020,  we established an at-the-market offering program (ATM) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the SEC on May 5, 2020.  We are obligated to pay a commission of 3.0% of the gross proceeds from the sale of shares of common stock in the offering. We are not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the three months ended March 31, 2020.

NIH Research Grant Awards

Our research has been supported by NIH under multiple research grant awards. Strong, long-term support from NIH has allowed us to advance our two lead product candidates, PTI-125 and SavaDx, into clinical development.

In March 2020, we were awarded a supplemental research funding grant from NIH of up to $374,000. In April 2020,  we were awarded a  research grant from NIH of up to $2.5 million. These new, non-dilutive research grants are intended to strengthen our clinical program of PTI-125,  our investigational drug to treat Alzheimer’s disease. All of our NIH research grant awards are paid out in increments based on milestone-based technical progress.

Use of Cash

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2020, resulting primarily from the net loss reported of $1.2 million partially offset by non-cash stock-based compensation expense of $0.3 million and changes in operating liabilities of $0.2 million.

 Net cash used in operating activities was $0.6 million for the three months ended March 31, 2019, resulting primarily from the net loss reported of $1.3 million partially offset by non-cash stock-based compensation expense of $0.3 million and changes in operating liabilities of $0.4 million.

Net cash provided by investing activities during the three months ended March 31, 2020 was $100,000 for proceeds received from the sale of property and equipment.  Net cash used in investing activities was $18,000 for the three months ended March  31, 2019, resulting primarily from the purchase of equipment.

Net cash provided by financing activities during the three months ended March  31, 2020 was $3.6 million, resulting from proceeds from exercise of common stock warrants during the period.

Net cash used in financing activities during the three months ended March 31, 2019 was $0.1 million, resulting primarily from the issuance costs incurred during the period.

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on December 31, 2020. Future minimum lease payments total $75,000 for the nine months ending December 31, 2020.

We have an accumulated deficit of $169.7 million as of March 31, 2020. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Off-balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March  31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended March  31, 2020 that has material affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2019 Annual Report on Form 10‑K. The risks and uncertainties described in our 2019 Annual Report on Form 10‑K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits have been filed with this report:

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	10-K	3/29/2019	3.4
4.1	Specimen Common Stock Certificate.	10-Q	8/12/2019	4.1
10.1	Sales Agreement, dated March 27, 2020, between Registrant and SVB Leerink LLC.	S-3	3/27/2020	1.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: May 6, 2020

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: May 6, 2020