Form 10-Q
period 2020-06-30
CASSAVA SCIENCES INC
filed 2020-08-12
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	24,919,333
Shares Outstanding as of August 6, 2020

CASSAVA SCIENCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$25,254	$23,081
Other current assets	186	268
Total current assets	25,440	23,349
Operating lease right-of-use assets	45	90
Property and equipment, net	13	47
Total assets	$25,498	$23,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$416	$453
Accrued development expense	755	777
Accrued compensation and benefits	84	58
Operating lease liabilities, current	45	90
Other current liabilities	14	9
Total current liabilities	1,314	1,387
Total liabilities	1,314	1,387
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 24,919,333 and 21,841,810 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	25	22
Additional paid-in capital	195,032	190,664
Accumulated deficit	(170,873)	(168,587)
Total stockholders' equity	24,184	22,099
Total liabilities and stockholders' equity	$25,498	$23,486

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development, net of grant reimbursement	$591	$308	$1,135	$882
General and administrative	818	845	1,596	1,722
Gain on sale of property and equipment	(246)	—	(346)	—
Total operating expenses	1,163	1,153	2,385	2,604
Operating loss	(1,163)	(1,153)	(2,385)	(2,604)
Interest income	27	94	99	186
Net loss	$(1,136)	$(1,059)	$(2,286)	$(2,418)
Net loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.09)	$(0.14)
Shares used in computing net loss per share, basic and diluted	24,779	17,162	24,630	17,162

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,286)	$(2,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	522	673
Depreciation and amortization	20	30
Gain on sale of property and equipment	(346)	—
Changes in operating assets and liabilities:
Other current assets	82	184
Accounts payable	(37)	300
Accrued development expense	(22)	23
Accrued compensation and benefits	26	(1)
Other current liabilities	5	14
Net cash used in operating activities	(2,036)	(1,195)
Cash flows from investing activities:
Purchases of property and equipment	—	(18)
Proceeds from sale of property and equipment	360	—
Net cash provided by / (used in) investing activities	360	(18)
Cash flows from financing activities:
Issuance costs from 2018 sale of common stock and warrants	—	(60)
Proceeds from exercise of common stock warrants, net	3,849	—
Net cash provided by / (used in) financing activities	3,849	(60)
Net increase / (decrease) in cash and cash equivalents	2,173	(1,273)
Cash and cash equivalents at beginning of period	23,081	19,807
Cash and cash equivalents at end of period	$25,254	$18,534

See accompanying notes to condensed financial statements.

Cassava Sciences, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1.  General and Liquidity

Cassava Sciences, Inc. (the “Company”) discovers and develops proprietary pharmaceutical product candidates that may offer significant improvements to patients and healthcare professionals. The Company generally focuses its discovery and product development efforts on disorders of the nervous system.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2020.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $170.9 million at June 30, 2020. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

The recent, widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has not significantly impacted the Company’s operations or financial condition as of August 12, 2020. However, this pandemic has created a dynamic and uncertain situation in the national economy. The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

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

Fair Value Measurements

The Company reports its cash and cash equivalents at fair value as Level 1, Level 2 or Level 3 using the following inputs:

•	Level 1 includes quoted prices in active markets. The Company bases the fair value of its money market funds on Level 1 inputs.
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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 and Level 2 inputs at December 31, 2019. A certificate of deposit totaling $13.0 million at December 31, 2019 was included within cash equivalents as a Level 2 input. The fair value of cash and cash equivalents was based on Level 1 inputs at June 30, 2020.

Proceeds from Grants

 During the three months ended June 30, 2020 and 2019, the Company received reimbursements totaling $1.1 million and $1.4 million pursuant to National Institutes of Health (“NIH”) research grants, respectively. During the six months ended June 30, 2020 and 2019, the Company received reimbursements totaling $2.4 million and $2.2 million pursuant to NIH research grants, respectively.  The Company records the proceeds from these grants as reductions to its research and development expenses.

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

The Company has granted share-based awards that vest upon achievement of certain performance criteria (“Performance Awards”). The Company multiplies the number of Performance Awards by the fair value of its common stock on the date of grant to calculate the fair value of each award. It estimates an implicit service period for achieving performance criteria for each award. The Company recognizes the resulting fair value as expense over the implicit service period when it concludes that achieving the performance criteria is probable. It periodically reviews and updates as appropriate its estimates of implicit service periods and conclusions on achieving the performance criteria. Performance Awards vest and common stock is issued upon achievement of the performance criteria.

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

The Company included the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(1,136)	$(1,059)	$(2,286)	$(2,418)
Denominator:
Shares used in computing net loss per share, basic and diluted	24,779	17,162	24,630	17,162
Net loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.09)	$(0.14)

Dilutive common stock options excluded from net loss per share, diluted	2,294	2,960	2,177	2,962
Common stock warrants excluded from net loss per share, diluted	1,427	9,127	1,427	9,127

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

The Company recognize assets and liabilities that arise from leases.  For operating leases, the Company is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statements of financial position. The Company utilized a discount rate of 5.5% to determine the present value of the future lease payments which represents the Company’s incremental borrowing rate.

The Company recorded a reduction of the lease liability and an offsetting reduction in the right-of-use assets of $22,500 during the three months ended June 30, 2020 and 2019. The Company recorded a reduction of the lease liability and an offsetting reduction in the right-of-use assets of $45,000 during the six months ended June 30, 2020 and 2019. See additional information regarding leases in Note 5 – Commitments.

Note 3.  Stockholders’ Equity and Stock-Based Compensation Expense

Stockholders’ Equity Activity during the Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020 and 2019, the Company’s common stock outstanding and stockholders’ equity changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2018	17,219,300	$19,628
Non-cash stock-based compensation for:
Stock options for employees	—	342
Stock options for non-employees	—	2
Issuance costs from sale 2018 sale of common stock and warrants	—	(60)
Net loss	—	(1,359)
Balance at March 30, 2019	17,219,300	$18,553

Non-cash stock-based compensation for:
Stock options for employees	—	328
Stock options for non-employees	—	1
Net loss	—	(1,059)
Balance at June 30, 2019	17,219,300	$17,823

Balance at December 31, 2019	21,841,810	$22,099
Non-cash stock-based compensation for:
Stock options for employees	—	261
Stock options for non-employees	—	9
Proceeds from exercise of common stock warrants	2,888,092	3,613
Net loss	—	(1,150)
Balance at March 30, 2020	24,729,902	$24,832

Non-cash stock-based compensation for:
Stock options for employees	—	249
Stock options for non-employees	—	3
Proceeds from exercise of common stock warrants	189,431	236
Net loss	—	(1,136)
Balance at June 30, 2020	24,919,333	$24,184

Subsequent to June 30, 2020, a total of 10,312 stock options were exercised for gross proceeds to the Company totaling $13,000.

At-the-Market (ATM) Common Stock Offering

On March 27, 2020, the Company established an at-the-market offering program (ATM) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2020. The Company is obligated to pay a commission of 3.0% of the gross proceeds from the sale of shares of common stock in the offering. The Company is not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the six months ended June 30, 2020.

Common Stock Warrants

In August 2018, the Company issued warrants to purchase up to an aggregate of 9.1 million shares of its common stock in conjunction with an offering of its common stock. As of June  30, 2020, 1.4 million warrants remain outstanding, each with a strike price of $1.25 per share. Subject to certain ownership limitations described in the warrants, the warrants will remain exercisable until expiration on February 17, 2021. The warrants will be exercisable on a “cashless” basis in certain circumstances, including while there is no effective registration statement registering the shares of common stock issuable upon exercise of the warrants at any time until the expiry of the warrants. Such registration statement was declared effective by the SEC on January 30, 2019. The warrants provide that holders will have the right to participate in any rights offering or distribution of assets together with the holders of common stock on an as-exercised basis.

During the three months ended June 30, 2020, the Company received proceeds of $0.2 million from the exercise of 0.2 million warrants. During the six months ended June 30, 2020, the Company received proceeds of $3.8 million from the exercise of 3.1 million warrants. There were no warrants exercised during the three and six months ended June  30, 2019.

Stock Option and Performance Award Activity in 2020

During the six months ended June  30, 2020, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2019	3,210,965	138,055
Options granted	25,000	—
Options exercised	—	—
Options forfeited/canceled	(70,093)	—
Outstanding as of June 30, 2020	3,165,872	138,055

The weighted average exercise price of options outstanding at June  30, 2020 was $12.29. As outstanding options vest over the current remaining vesting period of 2.3 years, the Company expects to recognize non-cash expense of $1.7 million. If and when outstanding Performance Awards vest, the Company will recognize non-cash expense of $2.3 million over the implicit service period.

Stock-based Compensation Expense in 2020

During the three and six months ended June  30, 2020 and 2019, the Company’s non-cash stock-based compensation expenses were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$111	$135	$226	$272

General and administrative	141	194	296	401

Total non-cash stock-based compensation expense	$252	$329	$522	$673

2018 Equity Incentive Plan

In January 2018, the Company’s Board of Directors approved the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). The Company’s Board of Directors or a designated committee of the Board of Directors is responsible for administration of the 2018 Plan and determines the terms and conditions of each option granted, consistent with the terms of the 2018 Plan. The Company’s employees, directors, and consultants are eligible to receive awards under the 2018 Plan, including grants of stock options and Performance Awards. Share-based awards generally expire 10 years from the date of grant. The 2018 Plan provides for issuance of up to 1,000,000 shares of common stock, par value $0.001 per share, subject to adjustment as provided in the 2018 Plan.

When stock options or Performance Awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. The Company then uses its cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Note 4.  Income Taxes

The Company did not provide for income taxes during the three and six months ended June  30, 2020, because it has projected a net loss for the full year 2020 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and six months ended June  30, 2019.

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

The Company has a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on December 31, 2020. Minimum lease payments as of June  30, 2020 were as follows (in thousands):

For the year ending December 31,
2020	50
Total future minimum lease payments	$ 50
Lease: imputed interest	(5)
Total	$ 45

Building rent expense for the three months ended June  30, 2020 and 2019 totaled $25,000 and $24,000, respectively. Building rent expense for the six months ended June 30, 2020 and 2019 totaled $50,000 and $48,000, respectively. These amounts were equal to the Company’s operating cash outflow from operating leases.

Note 6.  Collaboration Agreement

The Company had formerly entered into a Development and License Agreement (the “License Agreement”) with Durect Corporation around certain controlled-release technology. In March 2019, the Company gave notice of termination for such License Agreement.  This and other actions effectively ended the Company’s development of any product candidates related to such technology.

Note 7.  Sale of Property and Equipment

During the three months ended June  30, 2020, the Company sold surplus manufacturing equipment to an independent third party and received proceeds totaling $260,000. During the six months ended June 30, 2020, the Company sold surplus manufacturing equipment to an independent third party and received proceeds totaling $360,000.  The original cost of the property and equipment was $892,000 and accumulated depreciation was $878,000, resulting a gain on sale of property and equipment of $246,000 and $346,000, respectively, during the three and six months ended June 30, 2020. There were no sales of property and equipment during the three and six months ended June 30, 2019.

Note 8.  Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) Simplifying Accounting for Income Taxes as part of its initiative to reduce complexity in the accounting standards. The guidance amended certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance amends accounting for the interim period effects of changes in tax laws or rates, and simplifies aspects of the accounting for franchise taxes. The guidance is effective for annual periods beginning after December 15, 2020, and is applicable for the Company in fiscal 2021. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. The amendments in this update provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020. The adoption of this guidance did not have a material impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU

2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a material impact on its financial statements.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•	Our ability to initiate, conduct or analyze studies with PTI-125 or SavaDx, our lead product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases;

•	our estimated timeline for announcing or publishing comprehensive clinical results of our Phase 2b study of PTI-125, including biomarker and cognition data;

•	our estimated timeline for testing clinical samples with SavaDx, our investigational blood-based diagnostic;

•	our intention to conduct additional clinical studies of PTI-125 or SavaDx, the anticipated scope of such studies and our estimated timeline for doing so;

•	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates, such as PTI-125 or SavaDx;

•	the utility of protection, or the sufficiency, of our intellectual property;

•	our potential competitors or competitive products;

•	expected future sources of revenue and capital and increasing cash needs;

•	our continued reliance on third parties to conduct additional clinical studies of our product candidates, and for the manufacture of our product candidates;

•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	our expenses increasing or fluctuations in our financial or operating results;

•	our operating losses and anticipated operating and capital expenditures;

•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards, net of employment taxes;

•	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Stock Market LLC (“Nasdaq”) Capital Market;

•	the development and maintenance of our internal systems and infrastructure;

•	our need to hire additional personnel and our ability to attract and retain such personnel;

•	existing regulations and regulatory developments in the United States and other jurisdictions;

•	the sufficiency of our current resources to continue to fund our operations;

•	the accuracy of our estimates regarding expenses, capital requirements, and needs for additional financing;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	the long-term impact of Covid-19 on our operations and financial condition.

Such forward-looking statements and our business involve risks and uncertainties, including, but not limited to the following:

•	We are in the early stages of clinical drug development and have a limited operating history in our business targeting Alzheimer’s disease and no products approved for commercial sale.
•	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
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
•

Adverse circumstances caused by disease epidemics or pandemics, such as Coronavirus Disease 2019, or COVID-19, a novel coronavirus first detected in 2019 and for which no specific vaccine is currently available;

Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as such risk factors may be amended, updated or modified periodically in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for further information on these and other risks affecting us.

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

We believe PTI-125 improves brain health by reverting altered FLNA back to its native, healthy conformation, thus countering the downstream toxic effects of altered FLNA. We have generated and published experimental and clinical evidence of improved brain health with PTI-125. Importantly, PTI-125 is not dependent on clearing amyloid from the brain. Since PTI-125 has a unique mechanism of action, we believe its potential therapeutic effects may be additive or synergistic with that of other therapeutic candidates aiming to treat neurodegeneration.

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

Phase 2a Study

In 2019, we completed a small, first-in-patient, clinical-proof-of-concept, open-label Phase 2a study of PTI-125 in the U.S., with substantial support from the National Institute on Aging (NIA), a division of NIH. Drug was safe and well-tolerated in this study. Treatment with PTI-125 for 28 days significantly improved key biomarkers of Alzheimer’s pathology, neurodegeneration and neuroinflammation (p<0.001).  Biomarkers effects were seen in all patients in both cerebrospinal fluid (CSF) and plasma. To our knowledge, no other drug candidate has improved an entire panel of biomarkers of in patients with Alzheimer’s disease.

On July 15, 2020, we presented additional Phase 2a clinical results at the Biomarkers for Alzheimer’s Disease Summit, a virtual scientific conference.  In addition to showing that SavaDx could distinguish and stratify patients with Alzheimer’s disease, this presentation provided direct evidence for target engagement and for the treatment effects of PTI-125. Target engagement is a crucial step in drug research because it shows that our small molecule drug candidate binds to its intended site of action in cells and confirms that treatment effects are caused by the drug hitting its target.

Phase 2b Study

In March 2020, we announced the completion of a randomized, placebo-controlled, double-blind study of PTI-125 in 64 patients with mild-to-moderate Alzheimer’s disease, 50-85 years of age, with MMSE scores 16 to 26. Study participants received PTI-125 100 mg, 50 mg or matching placebo, twice-daily, for 28 continuous days. This study was substantially funded by a research grant award from NIH.

Drug was safe and well-tolerated in this study. On May 15, 2020, we announced that an outside lab (with whom the Company had no prior work experience) had generated an initial bioanalysis in which our Phase 2b study missed its pre-specified primary outcome, defined as a drug effect on cerebrospinal fluid (CSF) levels of tau protein and other biomarker assessments. The data set from that initial bioanalysis showed unnaturally high variability and other problems, such as no correlation among changes in levels of biomarkers over 28 days, even in the placebo group, and different biomarkers of disease moving in opposite directions in the same patient. Overall, we believe data from the initial bioanalysis can be interpreted as anomalous and highly improbable.

We are now conducting a comprehensive analysis of clinical results of our Phase 2b study, including evaluating the effects of PTI-125 on cognition. Data collected from this analysis will constitute final clinical results of our Phase 2b study of PTI-125 in Alzheimer’s disease.

We anticipate announcing final clinical results of our Phase 2b study in September 2020.

Open-Label Study

On March 25, 2020, we announced the initiation of an open-label extension study to evaluate PTI-125 in patients with Alzheimer’s disease. This open-label, multi-center, extension study will monitor the long-term safety and tolerability of PTI-125 at 100 mg twice-daily for 12 months. The study’s target enrollment is approximately 100 patients with mild-to-moderate Alzheimer’s disease, including patients from prior studies of PTI-125.  This study has exceeded 50% enrollment.

SavaDx

Our diagnostic effort, called SavaDx, is an early-stage program focused on detecting Alzheimer’s disease from a small sample of blood, possibly years before the overt appearance of clinical symptoms. We are developing SavaDx as a fast, accurate and quantitative blood-based investigational biomarker/diagnostic to detect and monitor Alzheimer's disease. The goal is to make the detection of Alzheimer’s disease as simple as getting a blood test. We expect to initiate a validation/disease specificity study of SavaDx in the second half of 2020.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $170.9 million at June  30, 2020. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our drug candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of reimbursement from NIH grants, preclinical activities, enrollment rates of clinical trials for our drug candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses which have been reduced for reimbursements received for NIH grants (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development expenses - gross	$1,688	$1,746	$3,574	$3,120
Less: Reimbursement from NIH grants	1,097	1,438	2,439	2,238
Research and development expenses - net	$591	$308	$1,135	$882

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended June  30, 2020 and 2019, we received $1.1 million and $1.4 million from NIH research grants, respectively. During the six months ended June 30, 2020 and 2019, we received $2.4 million and $2.2 million from NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

We have granted share-based awards that vest upon achievement of certain performance criteria, or Performance Awards. We multiply the number of Performance Awards by the fair value of our common stock on the date of grant to calculate the fair value of each award. We estimate an implicit service period for achieving performance criteria for each award. We recognize the resulting fair value as expense over the implicit service period when we conclude that achieving the performance criteria is probable. We periodically review and update as appropriate our estimates of implicit service periods and conclusions on achieving the performance criteria. Performance Awards vest and common stock is issued upon achievement of the performance criteria.

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

Results of Operations – Three and Six Months Ended June  30, 2020 and 2019

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•	Pre-clinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses were $0.6 million and $0.3 million during the three months ended June  30, 2020 and 2019, respectively. While Phase 2 clinical program costs were consistent in 2020 compared to 2019, the 92%  increase was due primarily to a decrease in grant funding received from NIH compared to the prior year. Receipts from NIH grants are recorded as a reduction in research and development expenses. During the three months ended June  30, 2020 and 2019, we received $1.1 million and $1.4 million from research grants from NIH, respectively.

Research and development expenses were $1.1 million and $0.9 million during the six months ended June 30, 2020 and 2019, respectively. The 29% increase was due primarily to an increase in Phase 2 clinical program costs in 2020 compared to 2019, partially offset by an increase in grant funding received from NIH compared to the prior year. Receipts from NIH grants are recorded as a reduction in research and development expenses. During the six months ended June 30, 2020 and 2019, we received $2.4 million and $2.2 million from research grants from NIH, respectively.

Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities, the timing and amount of any reimbursement from NIH, and the results of clinical trials and pre-clinical studies.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. Allocated expenses consist primarily of facility costs. We incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, additional audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services.

General and administrative expenses were consistent at $0.8 million during the three months ended June  30, 2020 and 2019.

General and administrative expenses were $1.6 million and $1.7 million during the six months ended June 30, 2020 and 2019, respectively. The 7% decrease was due primarily to a decrease in non-cash stock-based compensation related expense compared to the prior year.

We expect our general and administrative expenses to increase modestly during the remainder of 2020 compared to 2019 due to higher insurance expenses.

Gain on Sale of Property and Equipment

During the three months ended June 30, 2020, we sold surplus manufacturing equipment to an independent third party and received proceeds totaling $260,000. During the six months ended June 30, 2020, we sold surplus manufacturing equipment to an independent third party and received proceeds totaling $360,000. There were no sales of property and equipment during the six months ended June 30, 2019.

We do not expect any future gains on sales of property and equipment.

Interest Income

Interest and other income, net, was $27,000 and $94,000 during the three months ended June  30, 2020 and 2019, respectively. Interest and other income, net, was $99,000 and $186,000 during the six months ended June 30, 2020 and 2019, respectively.

We expect interest income to decrease in 2020 compared to 2019 due to decreases in interest rates partially offset by higher cash balances due to proceeds from the exercise of common stock warrants in 2020.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June  30, 2020, cash and cash equivalents were $25.3 million.

Common Stock Warrants

In August 2018, we issued warrants to purchase up to an aggregate of 9.1 million shares of our common stock in conjunction with an offering of our common stock. As of June  30, 2020, 1.4 million warrants remain outstanding, each with a strike price of $1.25 per share. Subject to certain ownership limitations described in the warrants, the warrants will remain exercisable until expiration on February 17, 2021. The warrants will be exercisable on a “cashless” basis in certain circumstances, including while there is no effective registration statement registering the shares of common stock issuable upon exercise of the warrants at any time until the expiry of the warrants. Such registration statement was declared effective by the SEC on January 30, 2019. The warrants provide that holders will have the right to participate in any rights offering or distribution of assets together with the holders of common stock on an as-exercised basis.

During the three months ended June  30, 2020, we received proceeds of $0.2 million from the exercise of 0.2 million warrants. During the six months ended June 30, 2020, we received proceeds of $3.8 million from the exercise of 3.1 million warrants. There were no warrants exercised during the six months ended June  30, 2019.

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

There were no common stock sales under the ATM during the six months ended June  30, 2020.

NIH Research Grant Awards

Our programs have been supported by NIH under multiple research grant awards. Strong, long-term support from NIH has allowed us to advance our two lead product candidates, PTI-125 and SavaDx, into clinical development.

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

Use of Cash

Net cash used in operating activities was $2.0 million for the six months ended June 30, 2020, resulting primarily from the net loss reported of $2.3 million and a gain on sale of property and equipment of $0.3 million, partially offset by non-cash stock-based compensation expense of $0.5 million.

 Net cash used in operating activities was $1.2 million for the six months ended June 30, 2019, resulting primarily from the net loss reported of $2.4 million partially offset by non-cash stock-based compensation expense of $0.7 million and changes in operating assets and liabilities of $0.5 million.

Net cash provided by investing activities during the six months ended June  30, 2020 was $360,000 for proceeds received from the sale of property and equipment.

Net cash used in investing activities was $18,000 for the six months ended June  30, 2019 resulting from the purchase of equipment.

Net cash provided by financing activities during the six months ended June  30, 2020 was $3.8 million, resulting from proceeds from exercise of common stock warrants.

Net cash used in financing activities during the six months ended June  30, 2019 was $0.1 million, resulting from the issuance costs from the sale of common stock and warrants incurred during the period.

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on December 31, 2020. Future minimum lease payments total $50,000 for the six months ending December 31, 2020.

We have an accumulated deficit of $170.9 million as of June  30, 2020. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Off-balance Sheet Arrangements

As of June  30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June  30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended June  30, 2020 that has material affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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
Date: August 12, 2020

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: August 12, 2020