Form 10-Q
period 2020-09-30
CASSAVA SCIENCES INC
filed 2020-11-09
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	25,578,673
Shares Outstanding as of November 5, 2020

CASSAVA SCIENCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$24,074	$23,081
Other current assets	997	268
Total current assets	25,071	23,349
Operating lease right-of-use assets	316	90
Property and equipment, net	12	47
Total assets	$25,399	$23,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$465	$453
Accrued development expense	558	777
Accrued compensation and benefits	80	58
Operating lease liabilities, current	58	90
Other current liabilities	7	9
Total current liabilities	1,168	1,387
Operating lease liabilities, non-current	258	—
Total liabilities	1,426	1,387
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 25,578,673 and 21,841,810 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	26	22
Additional paid-in capital	196,250	190,664
Accumulated deficit	(172,303)	(168,587)
Total stockholders' equity	23,973	22,099
Total liabilities and stockholders' equity	$25,399	$23,486

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development, net of grant reimbursement	$399	$(52)	$1,534	$830
General and administrative	1,038	831	2,634	2,553
Gain on sale of property and equipment	—	—	(346)	—
Total operating expenses	1,437	779	3,822	3,383
Operating loss	(1,437)	(779)	(3,822)	(3,383)
Interest income	7	82	106	268
Net loss	$(1,430)	$(697)	$(3,716)	$(3,115)
Net loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.15)	$(0.18)
Shares used in computing net loss per share, basic and diluted	24,972	17,162	24,745	17,162

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,716)	$(3,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	750	992
Depreciation and amortization	21	44
Gain on sale of property and equipment	(346)	—
Changes in operating assets and liabilities:
Other current assets	(729)	(152)
Accounts payable	12	46
Accrued development expense	(219)	259
Accrued compensation and benefits	22	(6)
Other current liabilities	(2)	7
Net cash used in operating activities	(4,207)	(1,925)
Cash flows from investing activities:
Purchases of property and equipment	—	(18)
Proceeds from sale of property and equipment	360	—
Net cash provided by / (used in) investing activities	360	(18)
Cash flows from financing activities:
Issuance costs from 2018 sale of common stock and warrants	—	(60)
Proceeds from exercise of common stock warrants, net	4,584	—
Proceeds from exercise of stock options	256	—
Net cash provided by / (used in) financing activities	4,840	(60)
Net increase / (decrease) in cash and cash equivalents	993	(2,003)
Cash and cash equivalents at beginning of period	23,081	19,807
Cash and cash equivalents at end of period	$24,074	$17,804

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2020.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Coronavirus Disease 2019 (COVID-19)

The recent, widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has not significantly impacted the Company’s operations or financial condition as of November 9, 2020. However, this pandemic has created a dynamic and uncertain situation in the national economy. The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $172.3 million at September 30, 2020. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

Note 2.  Significant Accounting Policies

Use of Estimates

The Company makes estimates and assumptions in preparing its condensed financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amount of revenue earned and expenses incurred during the reporting period. The Company evaluates its estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company invests in cash and cash equivalents. The Company considers highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Highly liquid investments that are considered cash equivalents include money market funds, certificates of deposits, and treasury bills. The Company maintains its investments at one financial institution.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 and Level 2 inputs at December 31, 2019. A certificate of deposit totaling $13.0 million at December 31, 2019 was included within cash equivalents as a Level 2 input. The fair value of cash and cash equivalents was based on Level 1 inputs at September 30, 2020.

Proceeds from Grants

 During the three months ended September 30, 2020 and 2019, the Company received reimbursements totaling $1.0 million and $1.5 million pursuant to National Institutes of Health (“NIH”) research grants, respectively. During the nine months ended September 30, 2020 and 2019, the Company received reimbursements totaling $3.4 million and $3.8 million pursuant to NIH research grants, respectively. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

The Company included the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(1,430)	$(697)	$(3,716)	$(3,115)
Denominator:
Shares used in computing net loss per share, basic and diluted	24,972	17,162	24,745	17,162
Net loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.15)	$(0.18)

Dilutive common stock options excluded from net loss per share, diluted	2,184	2,894	2,314	2,939
Common stock warrants excluded from net loss per share, diluted	838	9,127	838	9,127

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

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes”, which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in the Company’s condensed financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

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

Right-of-use Asset and Liability

The Company has a single non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that is scheduled to expire on December 31, 2020, and is used for the development of novel drugs. On September 4, 2020, the Company entered into a lease amendment that extends the termination date of the existing lease to April 30, 2024 and sets new rental rates effective as of January 1, 2021.

The Company recognizes assets and liabilities that arise from leases.  For operating leases, the Company is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the condensed statements of financial position. The Company recorded a right-of-use asset and lease liability of $316,000 as a result of the lease modification at September 30, 2020.  The Company utilized a discount rate of 3.25% for the modified lease to determine the present value of the future lease payments which approximates the Company’s incremental borrowing rate at September 30, 2020.

The Company recorded a reduction of the lease liability and an offsetting reduction in the right-of-use assets of $22,500 during the three months ended September 30, 2020 and 2019. The Company recorded a reduction of the lease liability and an offsetting reduction in the right-of-use assets of $68,000 during the nine months ended September 30, 2020 and 2019. See additional information regarding leases in Note 6 – Commitments.

Note 3.  Other Current Assets

Other current assets at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid insurance	$686	226
Offering costs	180	-
Other receivables	86	-
Interest income receivable	-	29
Other	45	13
Total prepaid expenses	$997	$268

Note 4.  Stockholders’ Equity and Stock-Based Compensation Expense

Stockholders’ Equity Activity during the Nine Months Ended September 30, 2020 and 2019

During the nine months ended September 30, 2020 and 2019, the Company’s common stock outstanding and stockholders’ equity changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2018	17,219,300	$19,628
Non-cash stock-based compensation for:
Stock options for employees	—	342
Stock options for non-employees	—	2
Issuance costs from sale 2018 sale of common stock and warrants	—	(60)
Net loss	—	(1,359)
Balance at March 31, 2019	17,219,300	$18,553

Non-cash stock-based compensation for:
Stock options for employees	—	328

Stock options for non-employees	—	1
Net loss	—	(1,059)
Balance at June 30, 2019	17,219,300	$17,823

Non-cash stock-based compensation for:
Stock options for employees	—	318
Stock options for non-employees	—	1
Net loss	—	(697)
Balance at September 30, 2019	17,219,300	$17,445

Balance at December 31, 2019	21,841,810	$22,099
Non-cash stock-based compensation for:
Stock options for employees	—	261
Stock options for non-employees	—	9
Proceeds from exercise of common stock warrants	2,888,092	3,613
Net loss	—	(1,150)
Balance at March 31, 2020	24,729,902	$24,832

Non-cash stock-based compensation for:
Stock options for employees	—	249
Stock options for non-employees	—	3
Proceeds from exercise of common stock warrants	189,431	236
Net loss	—	(1,136)
Balance at June 30, 2020	24,919,333	$24,184

Non-cash stock-based compensation for:
Stock options for employees	—	224
Stock options for non-employees	—	4
Proceeds from exercise of common stock warrants	588,235	735
Proceeds from exercise of stock options	71,105	256
Net loss	—	(1,430)
Balance at September 30, 2020	25,578,673	$23,973

At-the-Market Common Stock Offering

On March 27, 2020, the Company established an at-the-market offering program (“ATM”) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2020. The Company is obligated to pay a commission of 3.0% of the gross proceeds from the sale of shares of common stock in the offering. The Company is not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the nine months ended September 30, 2020.

Common Stock Warrants

In August 2018, the Company issued warrants to purchase up to an aggregate of 9.1 million shares of its common stock in conjunction with an offering of its common stock. As of September 30, 2020, 0.8 million warrants remain outstanding, each with a strike price of $1.25 per share. Subject to certain ownership limitations described in the warrants, the warrants will remain exercisable until expiration on February 17, 2021. The warrants will be exercisable on a “cashless” basis in certain circumstances, including while there is no effective registration statement registering the shares of common stock issuable upon exercise of the warrants at any time until the expiry of the warrants. Such registration statement was declared effective by the SEC on January 30, 2019. The warrants provide that holders will have the right to participate in any rights offering or distribution of assets together with the holders of common stock on an as-exercised basis.

During the three months ended September 30, 2020, the Company received proceeds of $0.7 million from the exercise of 0.6 million warrants. During the nine months ended September 30, 2020, the Company received proceeds of $4.6 million from the exercise of 3.7 million warrants. There were no warrants exercised during the three and nine months ended September 30, 2019.

Stock Option and Performance Award Activity in 2020

During the nine months ended September 30, 2020, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2019	3,210,965	138,055
Options granted	25,000	—
Options exercised	(71,105)	—
Options forfeited/canceled	(294,843)	—
Outstanding as of September 30, 2020	2,870,017	138,055

The weighted average exercise price of options outstanding at September 30, 2020 was $11.81. As outstanding options vest over the current remaining vesting period of 2.1 years, the Company expects to recognize non-cash expense of $1.5 million. If and when outstanding Performance Awards vest, the Company will recognize non-cash expense of $2.3 million over the implicit service period.

During the three and nine months ended September 30, 2020, there were 71,000 stock options exercised resulting in proceeds to the Company totaling $256,000. There were no stock options exercised during the three and nine months ended September 30, 2019.

Stock-based Compensation Expense in 2020

During the three and nine months ended September 30, 2020 and 2019, the Company’s non-cash stock-based compensation expenses were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$109	$139	$335	$411

General and administrative	119	180	415	581

Total non-cash stock-based compensation expense	$228	$319	$750	$992

2018 Equity Incentive Plan

In January 2018, the Company’s Board of Directors (the “Board”) approved the Company’s 2018 Omnibus Incentive Plan (the “2018 Plan”). The Board or a designated committee of the Board is responsible for administration of the 2018 Plan and determines the terms and conditions of each option granted, consistent with the terms of the 2018 Plan. The Company’s employees, directors, and consultants are eligible to receive awards under the 2018 Plan, including grants of stock options and Performance Awards. Share-based awards generally expire 10 years from the date of grant. The 2018 Plan provides for issuance of up to 1,000,000 shares of common stock, par value $0.001 per share, subject to adjustment as provided in the 2018 Plan.

When stock options or Performance Awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. The Company then uses its cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Note 5.  Income Taxes

The Company did not provide for income taxes during the three and nine months ended September  30, 2020, because it has projected a net loss for the full year 2020 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and nine months ended September  30, 2019.

Note 6.  Commitments

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

The Company has a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that is scheduled to expire on December 31, 2020. On September 4, 2020, the Company entered into a lease amendment that extended the termination date of the existing lease to April 30, 2024. Minimum lease payments as of September 30, 2020 were as follows (in thousands):

For the year ending December 31,
2020	$25
2021	66
2022	102
2023	107
2024	36
Total future minimum lease payments	336
Less: imputed interest	(20)
Total	$316

Building rent expense for the three months ended September 30, 2020 and 2019 totaled $25,000 and $24,000, respectively. Building rent expense for the nine months ended September 30, 2020 and 2019 totaled $75,000 and $72,000, respectively. These amounts were equal to the Company’s operating cash outflow from operating leases.

Note 7.  Collaboration Agreement

The Company had formerly entered into a Development and License Agreement (the “License Agreement”) with Durect Corporation around certain controlled-release technology. In March 2019, the Company gave notice of termination for such License Agreement.  This and other actions effectively ended the Company’s development of any product candidates related to such technology.

Note 8.  Sale of Property and Equipment

During the nine months ended September 30, 2020, the Company sold surplus manufacturing equipment to an independent third party and received proceeds totaling $360,000. The original cost of the property and equipment was

$892,000 and accumulated depreciation was $878,000, resulting a gain on sale of property and equipment of $346,000 during the nine months ended September 30, 2020. There were no sales of property and equipment during the three months ended September 30, 2020 and the three and nine months ended September 30, 2019.

Note 9.  2020 Cash Incentive Bonus Plan

On August 26, 2020, the Board approved the 2020 Cash Incentive Bonus Plan (the “Plan”). The Plan was established to provide a further incentive to promote the long-term success of the Company by establishing an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s valuation. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s valuation increases significantly and certain other thresholds specified in the Plan are met.  In addition, Plan participants will not be paid any cash bonuses unless the Board determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of September 30, 2020.  Plan participants will be paid all earned cash bonuses in the event of a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a “Merger Transaction”).

The Company’s valuation is determined based on either (1) the Company’s closing price of one share on the Nasdaq Capital Market multiplied by the total issued and outstanding shares and options to purchase shares of the Company, a calculation commonly referred as ‘market  capitalization’ or (2) the aggregate consideration payable to security holders of the Company in a Merger Transaction. This constitutes a market condition under applicable accounting guidance.

The Plan triggers a cash bonus each time the Company’s valuation increases significantly, up to a maximum $5 billion in market capitalization. The Plan specifies 14 incremental valuations between $200 million and $5 billion  (each increment, a “Valuation Milestone”). Each Valuation Milestone triggers a cash bonus award in a pre-set amount defined in the Plan. Each Valuation Milestone must be achieved and maintained for no less than 20 consecutive trading days for Plan participants to be eligible for a cash bonus award. Approximately 57% of each cash bonus award associated with a Valuation Milestone is subject to adjustment and approval by the Compensation Committee of the Board (the “Compensation Committee”).  Any amounts not awarded by the Compensation Committee are no longer available for distribution.

If the Company exceeds a $5 billion market capitalization for no less than 20 consecutive trading days, all Valuation Milestones would be deemed achieved, in which case cash bonus awards would range from a minimum of $134.2 million up to a maximum of $322.3 million.  Payment of cash bonuses is deferred until such time as (1) the Company completes a Merger Transaction, or (2) the Board determines the Company has sufficient cash on hand to render payment (each, a “Performance Condition”),  neither of which may ever occur. Accordingly, there can be no assurance that Plan participants will ever be paid a cash bonus that is awarded under the Plan, even if the Company’s market capitalization increases significantly.

The Plan is accounted for as a liability award. The fair value of each Valuation Milestone award will be determined once a grant date occurs and will be remeasured each reporting period.  Compensation expense associated with the Plan will be recognized over the expected achievement period for each of the 14 Valuation Milestones, when a Performance Condition is considered probable of being met.

On October 13, 2020, the Company achieved the first Valuation Milestone. Subsequently, the Compensation Committee approved a cash bonus award of $7.3 million in total for all Plan participants. However, no compensation expense has been recorded and no payments have been made since no grant date has occurred and no Performance Conditions are considered probable of being met. There is no continuing service requirement for Plan participants once the Compensation Committee approves a cash bonus award.

Note 10.  Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) Simplifying Accounting for Income Taxes as part of its initiative to reduce complexity in the accounting standards. The guidance amended certain disclosure requirements that had become redundant, outdated or superseded.

Additionally, this guidance amends accounting for the interim period effects of changes in tax laws or rates, and simplifies aspects of the accounting for franchise taxes. The guidance is effective for annual periods beginning after December 15, 2020, and is applicable for the Company in fiscal 2021. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its condensed financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. The amendments in this update provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a material impact on the Company’s condensed financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with Cassava Sciences, Inc.’s (the “Company,”, “we,” “us,” or “our”) condensed financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Operating results are not necessarily indicative of results that may occur in future periods.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•

Our ability to initiate, conduct or analyze studies with sumifilam (formerly known as PTI-125), or SavaDx, our lead product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases;

•	the interpretation of prior or current results of our Phase 2 clinical program of sumifilam, including any clinical measurements of cognition;

•	our estimated timeline for publishing comprehensive clinical results of our Phase 2b study of sumifilam;

•	our intention to conduct a Phase 3 clinical program with sumifilam, the anticipated scope of Phase 3 studies and our estimated timeline for doing so;

•	our plans to initiate a validation study of SavaDx, our investigational blood-based diagnostic, and our estimated timeline for doing so;

•	the beneficial characteristics, safety, efficacy, and therapeutic effects of our product candidates, such as sumifilam or SavaDx;

•	the utility of protection, or the sufficiency, of our intellectual property;

•	our potential competitors or competitive products;

•	expected future sources of revenue and capital and increasing cash needs;

•	our continued reliance on third parties to conduct additional clinical studies of our product candidates, and for the manufacture of our product candidates;

•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•	our expenses increasing or fluctuations in our financial or operating results;

•	our operating losses and anticipated operating and capital expenditures;

•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards, net of employment taxes;

•	our ability to maintain compliance with the ongoing listing requirements for the Nasdaq Stock Market LLC (“Nasdaq”) Capital Market;

•	the development and maintenance of our internal systems and infrastructure;

•	our need to hire additional personnel and our ability to attract and retain such personnel;

•	existing regulations and regulatory developments in the United States and other jurisdictions;

•	the sufficiency of our current resources to continue to fund our operations;

•	the accuracy of our estimates regarding expenses, capital requirements, and needs for additional financing;

•	assumptions and estimates used for our disclosures regarding stock-based compensation; and

•	the long-term impact of Covid-19 on our operations and financial condition.

Such forward-looking statements and our business involve risks and uncertainties, including, but not limited to the following:

•	We are in the early stages of clinical drug development and have a limited operating history in our business targeting Alzheimer’s disease and no products approved for commercial sale.
•	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
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

Our research programs in neurodegeneration benefit from longstanding scientific and financial support from the National Institutes of Health (“NIH”). The contents of this Quarterly Report on Form 10-Q are solely our responsibility and do not necessarily represent any official views of NIH.

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

We currently have two clinical-stage biopharmaceutical assets under development:

•	our lead therapeutic product candidate, called sumifilam, for the treatment of Alzheimer’s disease; and

•	our lead investigational diagnostic product candidate, called SavaDx, to detect Alzheimer’s disease from a small sample of blood, possibly years before the overt appearance of clinical symptoms.

Our scientific approach for the treatment of Alzheimer’s disease seeks to simultaneously improve both neurodegeneration and neuroinflammation. We believe our ability to improve multiple vital functions in the brain represents a new, different and crucial approach to address Alzheimer’s disease.

Our lead therapeutic product candidate, sumifilam, is a proprietary small molecule (oral) drug. Sumifilam targets an altered form of a protein called filamin A (“FLNA”) in the Alzheimer’s brain. Published studies have demonstrated that the altered form of FLNA causes neuronal dysfunction, neuronal degeneration and neuroinflammation.

We believe sumifilam improves brain health by reverting altered FLNA back to its native, healthy conformation, thus countering the downstream toxic effects of altered FLNA. We have generated and published experimental and clinical evidence of improved brain health with sumifilam.  Importantly, sumifilam is not dependent on clearing amyloid from the brain. Since sumifilam has a unique mechanism of action, we believe its potential therapeutic effects may be additive or synergistic with that of other therapeutic candidates aiming to treat neurodegeneration.

Sumifilam has demonstrated a multitude of beneficial effects in animal models of disease, including normalizing neurotransmission, decreasing neuroinflammation, suppressing neurodegeneration, and restoring memory and cognition.

Sumifilam and SavaDx were both discovered and designed in-house and were characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date. We own exclusive, worldwide rights to these product candidates and related technologies, without royalty obligations to any third party. Our patent protection in this area currently runs  through 2037, plus extensions.

Alzheimer’s disease is a progressive neurodegenerative disorder that affects cognition, function and behavior. An estimated 5.8 million Americans are living with Alzheimer’s disease in 2020, according to the Alzheimer’s Association, a non-profit organization. There are no disease-modifying drug therapies to treat the disease.

Phase 2a Study

In 2019, we completed a small, first-in-patient, clinical-proof-of-concept, open-label Phase 2a study of sumifilam in the U.S., with substantial support from the National Institute on Aging  (“NIA”), a division of NIH. Drug was safe and well-tolerated in this study. Treatment with sumifilam for 28 days significantly improved key biomarkers of Alzheimer’s pathology, neurodegeneration and neuroinflammation (p<0.001).  Biomarkers effects were seen in all patients in both cerebrospinal fluid (“CSF”) and plasma.

On July 15, 2020, we presented additional Phase 2a clinical results at the Biomarkers for Alzheimer’s Disease Summit, a virtual scientific conference.  In addition to showing that SavaDx could distinguish and stratify patients with Alzheimer’s disease, this presentation provided direct evidence for target engagement and for the treatment effects of sumifilam. Target engagement is a crucial step in drug research because it shows that our small molecule drug candidate binds to its intended site of action in cells and confirms that treatment effects are caused by the drug hitting its target.

Phase 2b Study

In March 2020, we announced the completion of a randomized, placebo-controlled, double-blind study of sumifilam in 64 patients with mild-to-moderate Alzheimer’s disease, 50-85 years of age, with MMSE scores 16 to 26. Study participants received sumifilam 100 mg, 50 mg or matching placebo, twice-daily, for 28 continuous days. This study was substantially funded by a research grant award from NIH.

On September 14, 2020,  we reported positive Phase 2b clinical study results. Drug was safe and well-tolerated in this study. Sumifilam significantly (P<0.05) improved an entire panel of validated biomarkers of disease in patients with Alzheimer’s disease compared to a placebo group. In addition, Alzheimer’s patients treated with sumifilam showed directional improvements in validated tests of episodic memory and spatial working memory, versus patients on placebo (Effect Sizes 46-17%). Cognitive improvements correlated most strongly (R2=0.5) with decreases in levels of P-tau181 in CSF. The study achieved a 98% response rate, defined as the proportion of study participants taking sumifilam who showed improvements in biomarkers. Importantly, we believe these data are consistent with prior clinical and preclinical results, the drug’s mechanism of action and over 10 years of basic research.

The ability to improve multiple biomarkers from distinct biological pathways with one drug has never been shown before in patients with Alzheimer’s disease. Phase 2b study results are expected to be published in a peer-reviewed publication at a future date.

In May 2020, we announced that an outside lab with whom the Company had no prior work experience had generated an initial bioanalysis in which our Phase 2b study missed its pre-specified primary outcome. The data set from the initial bioanalysis showed unnaturally high variability and other problems, such as no correlation among changes in levels of biomarkers over 28 days, even in the placebo group, and different biomarkers of disease moving in opposite directions in the same patient. Overall, we believe data from the initial bioanalysis can be interpreted as anomalous and highly improbable. With its validity in question, the initial bioanalysis serves no useful purpose.

CTAD Late-breaking Presentation of Phase 2b Clinical Data

In September 2020,  we announced that Phase 2b results with sumifilam were selected for a late-breaking oral presentation by the 13th International Conference on Clinical Trials on Alzheimer’s Disease (“CTAD”), which took place virtually November 4-7th, 2020. Members of CTAD’s scientific committee select research abstracts for late-breaking, oral presentation based on medical and scientific significance, quality of data and methodology.

Open-label Study

On March 25, 2020, we announced the initiation of an open-label extension study to evaluate sumifilam in patients with Alzheimer’s disease. This open-label, multi-center, extension study will monitor the long-term safety and tolerability of sumifilam at 100 mg twice-daily for 12 months. The study’s target enrollment is approximately 100 patients with mild-to-moderate Alzheimer’s disease, including patients from prior studies of sumifilam.  This study has exceeded 60% enrollment.

The Alzheimer's Disease Assessment Scale-Cognitive Subscale (“ADAS-Cog-11”) is being used to assess cognitive symptoms of dementia in patients enrolled in the open-label study. The Company plans to announce results of an interim analysis for this study as additional safety and cognition data is collected from patients enrolled in the open-label Study.

Next Steps for Sumifilam

Key features of a large-scale Phase 3 clinical program are under evaluation, in consultation with regulatory experts, technical consultants and scientific and clinical advisors. The anticipated goal of a Phase 3 study is to evaluate the safety and efficacy of sumifilam in patients with mild-to-moderate Alzheimer’s disease.

We are scheduled to have an end-of-phase 2 (“EOP2”) meeting with the U.S. Food & Drug Administration (FDA) in January 2021. An EOP2 meeting is a critical regulatory milestone to ensure that meaningful data will be generated during a Phase 3 clinical program. Our objectives for the EOP2 meeting are to gain agreement around proposed Phase 3 clinical plans and protocols, and to identify outstanding requirements around safety, product development or manufacturing, or any other information needed to support the statutory requirements for a 505(b)(1) NDA submission and marketing approval of sumifilam for the treatment of mild-to-moderate Alzheimer’s disease.

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

We are prioritizing the development of sumifilam for the treatment of Alzheimer’s disease over the development of SavaDx for the detection of Alzheimer’s disease in light of our assessment of each product candidate’s ability to address unmet clinical needs, severity of disease burden, market potential, growth potential, and other factors. We expect to initiate a validation/disease specificity study of SavaDx in 2021.

Impact of COVID-19 on our Business

In these times of pandemic, our top priorities are to protect the health, well-being, and safety of our employees and partners, while still focusing on the key drivers of our business. We believe we remain on-track to achieve our major strategic objectives for 2020 with sumifilam. We have not experienced major disruptions across our drug manufacturing operations or supply of materials. Our broad spectrum of technical consultants, scientific advisors and service providers continue to provide timely services. We have adapted flexible business practices, such as remote work arrangements and temporary travel restrictions, to insure we continue to operate safety and cautiously while also meeting our public health responsibilities. We recognize the pandemic has created a dynamic and uncertain situation in the national economy. We continue to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on our operations. However, the scope of pandemic is unprecedented and its long-term impact on our operations cannot be reasonably estimated at this time.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $172.3 million at September  30, 2020. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of reimbursement from NIH grants, preclinical activities, enrollment rates of clinical trials for our product candidates and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase substantially in the future as we:

•	initiate a large-scale drug manufacturing campaign for sumifilam;

•	plan to initiate a Phase 3 clinical program with sumifilam;

•	conduct other preclinical and clinical studies for our product candidates;

•	seek regulatory approvals for our product candidates;

•	develop, manufacture and commercialize our product candidates;

•	implement additional internal systems and develop new infrastructure;

•	acquire or in-license additional products or technologies, or expand the use of our technology;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional personnel.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses which have been reduced for reimbursements received for NIH grants (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development expenses - gross	$1,374	$1,486	$4,949	$4,605
Less: Reimbursement from NIH grants	975	1,538	3,415	3,775
Research and development expenses - net	$399	$(52)	$1,534	$830

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended September  30, 2020 and 2019, we received $1.0 million and $1.5 million from NIH research grants, respectively. During the nine months ended September 30, 2020 and 2019, we received $3.4 million and $3.8 million from NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

Estimating the dates of completion of clinical development, and the costs to complete development, of our product candidates would be highly speculative, subjective and potentially misleading. Pharmaceutical product candidates take a significant amount of time to research, develop and commercialize. The clinical trial portion of the development of a new drug alone usually spans several years. We expect to reassess our future research and development plans based on our review of data we receive from our current research and development activities. The cost and pace of our future research and development activities are linked and subject to change.

Critical Accounting Policies

The preparation of our condensed financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our condensed financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements, research collaborations and investments. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our condensed financial statements require significant estimates and judgments:

•

Fair Value of Financial Instruments.  Financial instruments include other receivables, accounts payable and accrued liabilities. The estimated fair value of certain financial instruments may be determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of accounts payable and accrued liabilities are at cost, which approximates fair value due to the short maturity of those instruments.

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

We account for uncertain tax positions in accordance with ASC 740, “Income Taxes”, which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in our condensed financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

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

Results of Operations – Three and Nine Months Ended September  30, 2020 and 2019

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•	Pre-clinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses were $0.4 million and a negative $0.1 million during the three months ended September  30, 2020 and 2019, respectively. While clinical program costs were consistent in third quarter of 2020 compared to 2019, the increase was due primarily to a decrease in grant funding received from NIH compared to the prior year. Receipts from NIH grants are recorded as a reduction in research and development expenses. During the three months ended September  30, 2020 and 2019, we received $1.0 million and $1.5 million from research grants from NIH, respectively.

Research and development expenses were $1.5 million and $0.8 million during the nine months ended September 30, 2020 and 2019, respectively. The 85%  increase was due primarily to an increase in Phase 2 clinical program costs in 2020 compared to 2019 as well as a decrease in grant funding received from NIH compared to the prior year. Receipts from NIH grants are recorded as a reduction in research and development expenses. During the nine months ended September 30, 2020 and 2019, we received $3.4 million and $3.8 million from research grants from NIH, respectively.

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

 General and administrative expenses were $1.0 million and $0.8 million during the three months ended September  30, 2020 and 2019, respectively. This increase was due primarily to higher insurance costs in 2020 compared to the prior year.

General and administrative expenses were consistent at  $2.6 million during the nine months ended September 30, 2020 and 2019.

We expect our general and administrative expenses to increase modestly during the remainder of 2020 compared to 2019 due to higher insurance expenses.

Gain on Sale of Property and Equipment

During the nine months ended September 30, 2020, we sold surplus manufacturing equipment to an independent third party and received proceeds totaling $360,000. There were no sales of property and equipment during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

We do not expect any future gains on sales of property and equipment.

Interest Income

Interest and other income, net, was $7,000 and $82,000 during the three months ended September  30, 2020 and 2019, respectively. Interest and other income, net, was $106,000 and $268,000 during the nine months ended September 30, 2020 and 2019, respectively. The decreases in interest income were due primarily to lower interest rates.

We expect interest income to decrease in 2020 compared to 2019 due to decreases in interest rates partially offset by higher cash balances due to proceeds from the exercise of common stock warrants in 2020.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September  30, 2020, cash and cash equivalents were $24.1 million.

Common Stock Warrants

In August 2018, we issued warrants to purchase up to an aggregate of 9.1 million shares of our common stock in conjunction with an offering of our common stock. As of September  30, 2020, 0.8 million warrants remain outstanding, each with a strike price of $1.25 per share. Subject to certain ownership limitations described in the warrants, the warrants will remain exercisable until expiration on February 17, 2021. The warrants will be exercisable on a “cashless” basis in certain circumstances, including while there is no effective registration statement registering the shares of common stock issuable upon exercise of the warrants at any time until the expiry of the warrants. Such registration statement was declared effective by the SEC on January 30, 2019. The warrants provide that holders will have the right to participate in any rights offering or distribution of assets together with the holders of common stock on an as-exercised basis.

During the three months ended September  30, 2020, we received proceeds of $0.7 million from the exercise of 0.6 million warrants. During the nine months ended September 30, 2020, we received proceeds of $4.6 million from the exercise of 3.7 million warrants. There were no warrants exercised during the nine months ended September  30, 2019.

At-the-Market Common Stock Offering

On March 27, 2020, we established an at-the-market offering program (“ATM”) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the SEC on May 5, 2020. We are obligated to pay a commission of 3.0% of the gross proceeds from the sale of shares of common stock in the offering. We are not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the nine months ended September  30, 2020.

NIH Research Grant Awards

Our programs have been supported by NIH under multiple research grant awards. Strong, long-term support from NIH has allowed us to advance our two lead product candidates, sumifilam and SavaDx, into clinical development.

In March 2020, we were awarded a supplemental research funding grant from NIH of up to $374,000. In April 2020, we were awarded a research grant from NIH of up to $2.5 million. These new, non-dilutive research grants are intended to strengthen our clinical program of sumifilam, our investigational drug to treat Alzheimer’s disease. All of our NIH research grant awards are paid out in increments based on milestone-based technical progress.

Use of Cash

Net cash used in operating activities was $4.2 million for the nine months ended September 30, 2020, resulting primarily from the net loss reported of $3.7 million, changes in operating assets and liabilities of $0.9 million and a gain on sale of property and equipment of $0.3 million, partially offset by non-cash stock-based compensation expense of $0.7 million.

Net cash used in operating activities was $1.9 million for the nine months ended September 30, 2019, resulting primarily from the net loss reported of $3.1 million partially offset by non-cash stock-based compensation expense of $1.0 million and changes in operating assets and liabilities of $0.2 million.

Net cash provided by investing activities during the nine months ended September  30, 2020 was $360,000 for proceeds received from the sale of property and equipment.

Net cash used in investing activities was $18,000 for the nine months ended September  30, 2019 resulting from the purchase of equipment.

Net cash provided by financing activities during the nine months ended September  30, 2020 was $4.8 million, resulting from $4.6 million proceeds from exercise of common stock warrants as well as proceeds from exercise of stock options.

Net cash used in financing activities during the nine months ended September  30, 2019 was $0.1 million, resulting from the issuance costs from the sale of common stock and warrants incurred during the period.

We have a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that is scheduled to expire on December 31, 2020. On September 4, 2020, we entered into a lease amendment that extends the termination date of the lease to April 30, 2024 and set new rental rates that are effective as of January 1, 2021. Future minimum lease payments are as follows (in thousands):

For the year ending December 31,
2020	$25
2021	66
2022	102
2023	107
2024	36
Total future minimum lease payments	336

We have an accumulated deficit of $172.3 million as of September  30, 2020. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Off-balance Sheet Arrangements

As of September  30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September  30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended September  30, 2020 that has material affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits have been filed with this report:

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	10-K	3/29/2019	3.4
4.1	Specimen Common Stock Certificate.	10-Q	8/12/2019	4.1
10.1	Sales Agreement, dated March 27, 2020, between Registrant and SVB Leerink LLC.	S-3	3/27/2020	1.1
10.2	Cassava Sciences, Inc. 2020 Cash Incentive Bonus Plan	8-K	9/1/2020	10.1
10.3	Fourth Amendment to Lease Agreement, dated September 4, 2020, between Registrant and US REIF Eurus Austin, LLC dba StoneCliff Building as successor in interest to StoneCliff Office, L.P.	8-K	9/10/2020	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: November 9, 2020

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: November 9, 2020