Form 10-K
period 2020-12-31
CASSAVA SCIENCES INC
filed 2021-03-23
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

_______________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $71,146,906 computed by reference to the last sales price of $3.08 as reported on the Nasdaq Capital Market, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2020. The number of shares outstanding of the Registrant's common stock on March 18, 2021 was 39,898,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders (the Proxy Statement), to be filed with the U.S. Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements and our business are subject to numerous risks and uncertainties that you should consider before investing in our Company. These risks are described more fully in the section titled “Risk Factors.” Accordingly, you should not rely upon forward-looking statements as predictions of future events. Examples of such forward-looking statements include, but are not limited to statements about:

•	our intention to initiate a pivotal Phase 3 clinical program with simufilam in Alzheimer’s disease, the anticipated scope of Phase 3 studies and our estimated timeline for doing so;
•	our reliance on third-party contractors to make drug supply on a large-scale for our Phase 3 clinical program, or their ability to do so on-time or on-budget;
•	our intention to initiate a cognition maintenance study with simufilam in Alzheimer’s disease;
•	limitations around the interpretation of cognitive results from a long-term open-label study design, as compared to efficacy results from a fully completed, randomized controlled study design;
•	the expected rate of cognitive decline over time in untreated Alzheimer’s patients;
•

the ability of the Alzheimer's Disease Assessment Scale-Cognitive Subscale (ADAS-cog), Neuropsychiatric Inventory (NPI), CANTAB or other clinical scales to assess cognition or health in our trials of Alzheimer’s disease;

•	announcements or plans regarding any future interim analyses of our open-label study of simufilam and our estimated timeline for doing so;
•	any significant changes we have made, or anticipate making, to the design of an on-going open-label study of simufilam;
•	announcements regarding an End-of-Phase 2 meeting held January 2021 with the U.S. Food and Drug Administration (FDA);
•	our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases;
•	the interpretation of results from our Phase 2 clinical studies;
•	our estimated timeline for publishing in a peer-reviewed technical journal clinical results of our Phase 2b study of simufilam;
•	our plans to initiate a validation study of SavaDx, our investigational blood-based diagnostic, and our estimated timeline for doing so;
•	the safety, efficacy, or potential therapeutic benefits of our product candidates;
•	the utility of protection, or the sufficiency, of our intellectual property;
•	our potential competitors or competitive products;
•	expected future sources of revenue and capital and increasing cash needs;
•	our use of Clinical Research Organizations (CROs) to conduct clinical studies of our product candidates;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	our expenses increasing or fluctuations in our financial or operating results;
•	our operating losses and anticipated operating and capital expenditures;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards, net of employment taxes;

•	the development and maintenance of our internal information systems and infrastructure;
•	our need to hire additional personnel and our ability to attract and retain such personnel;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our need to expand the size and scope of our physical facilities;
•	the sufficiency of our current resources to continue to fund our operations;
•	the accuracy of our estimates regarding expenses, capital requirements, and needs for additional financing;
•	assumptions and estimates used for our disclosures regarding stock-based compensation; and
•	the long-term impact of COVID-19, a novel coronavirus first detected in 2019, on our operations and financial condition.

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

Item 1.    Business

Overview

Cassava Sciences, Inc. is a clinical-stage biotechnology company. Our mission is to detect and treat neurodegenerative diseases, such as Alzheimer’s disease. Our novel science is based on stabilizing – but not removing – a critical protein in the brain.

Over the past 10 years, we have combined state-of-the-art technology with new insights in neurobiology to develop novel solutions for Alzheimer’s disease and other neurodegenerative diseases. Our strategy is to leverage our unique scientific/clinical platform to develop a first-in-class program for treating neurodegenerative diseases, such as Alzheimer’s.

We currently have two clinical-stage biopharmaceutical assets under development:

•	our lead therapeutic product candidate is called simufilam, and it is a novel treatment for Alzheimer’s disease; and
•

our lead investigational diagnostic product candidate is called SavaDx, and it is a novel way to detect the presence of Alzheimer’s disease from a small sample of blood, possibly years before the overt appearance of clinical symptoms.

Our scientific approach for the treatment of Alzheimer’s disease seeks to simultaneously improve both neurodegeneration and neuroinflammation. We believe our ability to improve multiple vital functions in the brain represents a new, different and crucial approach to address Alzheimer’s disease.

Our lead therapeutic product candidate, simufilam, is a proprietary small molecule (oral) drug. Simufilam targets an altered form of a protein called filamin A (FLNA) in the Alzheimer’s brain. Published studies have demonstrated that the altered form of FLNA causes neuronal dysfunction, neuronal degeneration and neuroinflammation.

We believe simufilam improves brain health by reverting altered FLNA back to its native, healthy conformation, thus countering the downstream toxic effects of altered FLNA. We have generated and published experimental and clinical evidence of improved brain health with simufilam. Importantly, simufilam is not dependent on clearing amyloid from the brain. Since simufilam has a unique mechanism of action, we believe its potential therapeutic effects may be additive or synergistic with that of other therapeutic candidates aiming to treat neurodegeneration.

Simufilam has demonstrated a multitude of beneficial effects in animal models of disease, including normalizing neurotransmission, decreasing neuroinflammation, suppressing neurodegeneration, and restoring memory and cognition.

In 2019, we completed a small, first-in-patient, clinical-proof-of-concept, open-label Phase 2a study of simufilam in the U.S., with substantial support from the National Institute on Aging (NIA), a division of the NIH. Treatment with simufilam for 28 days significantly improved key biomarkers of Alzheimer’s pathology, neurodegeneration and neuroinflammation (p<0.001).  Biomarkers effects were seen in all patients in both cerebrospinal fluid (CSF) and plasma.

In September 2020, we announced final results of a Phase 2b study with simufilam in Alzheimer’s disease. In this clinical study funded by the NIH, Alzheimer’s patients treated with 50 mg or 100 mg of simufilam twice-daily for 28 days showed statistically significant (p<0.05) improvements in CSF biomarkers of disease pathology, neurodegeneration and neuroinflammation, versus Alzheimer’s patients who took placebo. In addition, Alzheimer’s patients treated with simufilam showed improvements in validated tests of episodic memory and spatial working memory, versus patients on placebo  (Effect Size 17-46%). Cognitive improvements correlated most strongly (R2=0.5) with decreases in levels of P-tau181.

In March 2020, we initiated a long-term open-label extension study to evaluate simufilam in patients with Alzheimer’s disease. This open-label, multi-center, extension study is intended to monitor the long-term safety and tolerability of simufilam 100 mg twice-daily for 12 or more months. The study’s initial target enrollment was approximately 100 patients with mild-to-moderate Alzheimer’s disease and, in February 2021, was increased to approximately 150 patients. This study uses the Alzheimer's Disease Assessment Scale-Cognitive Subscale (ADAS-Cog-11) to assess cognitive symptoms of dementia and the Neuropsychiatric Inventory (NPI) to assess the presence and severity of dementia-related behavior. Both scales are widely used clinical tools in trials of Alzheimer’s disease.

On February 2, 2021, we announced results of the first of two preplanned interim analysis of our open-label study of simufilam. The first interim analysis summarizes clinical data at the midway point of enrollment, i.e., the first 50 patients who have completed at least 6 months of drug treatment. Patients’ cognition and behavior scores both improved following six months of simufilam treatment, with no safety issues. Six months of simufilam treatment improved cognition scores by 1.6 points on ADAS-Cog11, a 10% mean improvement from baseline to month 6. In these same patients, simufilam also improved dementia-related behavior, such as anxiety, delusions and agitation, by 1.3 points on the Neuropsychiatric Inventory, a 29% mean improvement from baseline to month 6.

Based on the interim results and inbound demand from Alzheimer’s patients and their caregivers, we announced significant changes to the open-label program, including an increase in the enrollment target by up to 50 additional patients, for a total target of approximately 150 patients. This study had enrolled approximately 80 patients as of February 2021.

We expect to announce results of a second planned interim analysis on safety and cognition for our open-label study approximately mid-2021. The second interim analysis is intended to summarize clinical data on the first 50 patients who complete at least 12 months of open label drug treatment.

On February 22, 2021, we announced the successful completion of an End-of-Phase 2 (EOP2) meeting with the FDA for simufilam. Official EOP2 meeting minutes indicate we and the FDA agree on key elements of a pivotal Phase 3 clinical program in support of a New Drug Application (NDA) filing for simufilam in Alzheimer’s disease. We believe agreements reached during the EOP2 meeting show a clear path forward for advancing simufilam into Phase 3 studies. We expect to initiate a pivotal Phase 3 program with simufilam in Alzheimer’s disease in the second half of 2021.

Our diagnostic effort, called SavaDx, is an early-stage program focused on detecting the presence of Alzheimer’s disease from a small sample of blood, possibly years before the overt appearance of clinical symptoms. We are developing SavaDx as a fast, accurate and quantitative blood-based investigational biomarker/diagnostic to detect and monitor Alzheimer's disease. The goal is to make the detection of Alzheimer’s disease as simple as getting a blood test. We expect to initiate a validation/disease specificity study of SavaDx in 2021.

About Alzheimer’s Disease

Alzheimer’s disease is a progressive neurodegenerative disorder that affects cognition, function and behavior. There are no disease-modifying drug therapies to treat the disease. As such, cognition will always continue to decline over time in patients with Alzheimer’s.

As of 2020, there were approximately 50 million people worldwide living with dementia, a figure expected to increase to 150 million by 2050 and the annual global cost of dementia is now above $1 trillion, according to Alzheimer’s Disease International, a charitable organization.

Our Scientific Approach is Different

Over the last ten years, we have developed a new and promising scientific approach for the treatment and diagnosis of neurodegenerative diseases, such as Alzheimer’s disease. Importantly, we do not seek to clear amyloid out of the brain. Rather, we seek to stabilize a critical protein in the brain that has many downstream effects.

Our scientific approach is to treat neurodegeneration by targeting an altered form of a scaffold protein called FLNA. Through years of basic research, we and our academic collaborators identified FLNA as a structurally altered protein in the Alzheimer’s brain. We have shown that the altered form of FLNA is pervasive in the Alzheimer’s brain and undetectable in healthy control brains.

Using scientific insight and advanced techniques in molecular biochemistry, bioinformatics and imaging, we have elucidated this protein dysfunction. Through this work, we have produced experimental evidence that altered FLNA plays a critical role in Alzheimer’s disease. We engineered a family of high-affinity, small molecules to target this structurally altered protein and restore its normal shape and function. This family of small molecules, including our lead therapeutic candidate, simufilam, was designed in-house and characterized by our academic collaborators.

Our lead therapeutic product candidate, simufilam, is a small molecule (oral) drug with a novel mechanism of action. The target of simufilam is altered FLNA, the brain protein we seek to stabilize (simufilam does not bind to healthy, normal FLNA). Importantly, since simufilam has a unique mechanism of action, we believe its potential therapeutic effects may be additive or synergistic with that of other therapeutic candidates aiming to treat neurodegeneration.

Given the biopharmaceutical industry’s challenging track record in Alzheimer’s research, we believe there is an urgent need to consider more recent and innovative approaches to combat this disease. We believe our scientific approach may broaden the range of possible treatment approaches for this complex disease.

Our science is based on stabilizing a critical protein in the brain

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

FLNA is a scaffolding protein widely found throughout the body. A healthy scaffolding protein brings multiple proteins together, initiating their interaction. However, an altered form of FLNA protein is found in the Alzheimer’s brain. Our experimental evidence shows that altered FLNA protein contribute to Alzheimer’s disease by disrupting the normal function of neurons, leading to neurodegeneration and brain inflammation. Our product candidate, simufilam, aims to counter the altered and toxic form of FLNA in the brain, thus restoring the normal function of this critical protein. Our novel science is based on stabilizing – but not removing – a critical protein in the brain.

One drug, multiple effects

Our lead therapeutic candidate, simufilam, binds to altered FLNA with very high (femtomolar) affinity. This drug effect restores the normal shape of FLNA and the normal function of key brain receptors, including: the alpha-7 nicotinic acetylcholine receptor; the N-methyl-D-aspartate (NMDA) receptor; and the insulin receptor. These receptors have pivotal roles in brain cell survival, cognition and memory.

In animal models, treatment with simufilam resulted in dramatic improvements in brain health, such as reduced amyloid and tau deposits, improved receptor signaling and improved learning and memory. In addition, simufilam has another beneficial treatment effect of significantly reducing inflammatory cytokines in the brain. In animal models of disease, treatment with simufilam greatly reduced levels of IL-6 and suppressed TNF-alpha and IL-1beta levels by 86% and 80%, respectively, illustrating a powerful anti-neuroinflammatory effect.

By restoring function to multiple receptors and exerting powerful anti-inflammatory effects, we believe our approach has potential to slow the progression of neurodegeneration in patients. Thus, we have designed simufilam to slow or, potentially, even reverse the deterioration of brain cells.

In 2019, a small, first-in-patient, clinical proof-of-concept Phase 2a study funded by NIH, showed that open-label treatment with simufilam for 28 days significantly improved key biomarkers of Alzheimer’s pathology, neuroinflammation and neurodegeneration (p<0.001).  On July 15, 2020, we presented additional Phase 2a clinical results at the Biomarkers for Alzheimer’s Disease Summit, a virtual scientific conference. In addition to showing that SavaDx could distinguish and stratify patients with Alzheimer’s disease, this presentation provided direct evidence for target engagement and for the treatment effects of simufilam. Target engagement is a crucial step in drug research because it shows that our small molecule drug candidate binds to its intended site of action in cells and confirms that treatment effects are caused by the drug hitting its target.

In March 2020, we completed a randomized, placebo-controlled, double-blind Phase 2b study of simufilam in 64 patients with mild-to-moderate Alzheimer’s disease, 50-85 years of age, with MMSE scores 16 to 26. Study participants received simufilam 100 mg, 50 mg or matching placebo, twice-daily, for 28 continuous days. This study was substantially funded by a research grant award from NIH.

In September 2020, we reported positive final study results for our Phase 2b study. Drug was safe and well-tolerated. Simufilam significantly (P<0.05) improved an entire panel of validated biomarkers of disease in patients with Alzheimer’s disease compared to a placebo group. In addition, Alzheimer’s patients treated with simufilam showed directional improvements in validated tests of episodic memory and spatial working memory, versus patients on placebo (Effect Sizes 46-17%). Cognitive improvements correlated most strongly (R2=0.5) with decreases in levels of CSF P-tau181. The study achieved a 98% response rate, defined as the proportion of study participants taking simufilam who showed improvements in biomarkers. Importantly, we believe these data are consistent with prior clinical and preclinical results, the drug’s mechanism of action and over 10 years of basic research.

To our knowledge, no competing drug candidate has demonstrated the ability to reduce an entire panel of biomarkers of disease in patients with Alzheimer’s disease. For this reason, CSF biomarker data generated in our Phase 2a and Phase 2b studies may not be directly comparable to clinical results generated by our competitors.

On February 2, 2021, we announced results of a preplanned interim analysis of our open-label study of simufilam. This first interim analysis summarizes clinical data at the midway point of enrollment, i.e., the first 50 patients who have completed at least 6 months of drug treatment. Patients’ cognition and behavior scores both improved following six months of simufilam treatment, with no safety issues. Six months of simufilam treatment improved cognition scores by 1.6 points on ADAS-Cog11, a 10% mean improvement from baseline to month 6. In these same patients, simufilam also improved dementia-related behavior, such as anxiety, delusions and agitation, by 1.3 points on the Neuropsychiatric Inventory, a 29% mean improvement from baseline to month 6.

We expect to announce results of a second planned interim analysis on safety and cognition for this study in mid-2021.

Based on positive clinical results and inbound demand from clinical sites, patients, and their caregivers, we expanded the size of the ongoing open-label study of simufilam. In February 2020, we increased the target enrollment by up to 50 additional patients with mild-to-moderate Alzheimer’s disease, for a total target enrollment of up to 150 patients.

We also plan to initiate a 6-month, double-blind, randomized, placebo-controlled study in patients with Alzheimer’s disease who complete at least one year of open-label treatment with simufilam. This is a Cognition Maintenance Study (CMS), in which patients who complete one year of open-label treatment will subsequently be randomized (1:1) to simufilam or placebo for six months. The CMS is designed to compare simufilam’s effects on cognition and behavior in patients who continue with drug treatment versus those who discontinue drug treatment. For ethical and other reasons, patients who successfully complete the six-month CMS will have the option to receive open-label simufilam.

Our science is published in multiple peer-reviewed journals. In addition, our research has been supported by NIH under multiple research grant awards. Each grant was awarded following an in-depth, peer-reviewed evaluation of our approach for scientific and technical merit by a panel of outside experts in the field. Strong, long-term support from NIH has allowed us to advance our two product candidates for neurodegeneration, simufilam and SavaDx, into clinical development.

Overview of Alzheimer’s disease

Alzheimer’s disease is a progressive neurodegenerative disorder that affects cognition, function and behavior. There are no disease-modifying drug therapies to treat the disease. As of 2020, there were approximately 50 million people worldwide living with dementia, a figure expected to increase to 150 million by 2050 and the annual global cost of dementia is now above $1 trillion, according to Alzheimer’s Disease International, a charitable organization.    According to the non-profit Alzheimer's Association, Alzheimer’s disease is expected to nearly triple in the U.S. between now and 2050. If this occurs, there is potential for Alzheimer's disease to cause a major financial drain on the national economy.

Currently marketed drug therapies for Alzheimer’s disease have limited therapeutic effect

There are no disease-modifying drug therapies to treat Alzheimer’s disease. The FDA has not approved any new drugs for Alzheimer’s disease since 2003. Biogen, Inc., a large biopharmaceutical company, is currently seeking FDA approval for an investigational drug, aducanumab, for the treatment of Alzheimer’s disease.

Currently marketed drug therapies focus solely on treating symptoms, mostly in patients with mild-to-moderate Alzheimer's disease. At the time of diagnosis, patients are initiated on a class of drugs called cholinesterase inhibitors. The Alzheimer’s brain has low levels of a neurotransmitter called acetylcholine. Cholinesterase inhibitors prevent an enzyme in the brain, called acetylcholinesterase, from breaking down acetylcholine. Currently marketed cholinesterase inhibitors include donepezil (marketed by Eisai Co., Ltd. and Pfizer, Inc. as Aricept®), rivastigmine (marketed by Novartis AG as Exelon®) and galantamine (marketed by Janssen Pharmaceuticals, Inc. as Razadyne®). Cholinesterase inhibitors may benefit some patients for several months, after which the targeted brain receptors are desensitized, and drug efficacy is lost. To our knowledge, no drug for Alzheimer’s has shown an ability to stabilize cognition in patients, much less restore loss cognition, beyond a few months.

Simufilam is our Proprietary Drug for the Treatment of Alzheimer’s Disease.

We have generated and published experimental evidence of improved brain health by restoring altered FLNA with simufilam, our lead therapeutic product candidate. Simufilam is a proprietary small molecule drug that represents an entirely new scientific approach to treat neurodegeneration. Published studies have demonstrated that simufilam targets an altered form of a protein called FLNA that is pervasive in the Alzheimer’s brain. Altered FLNA causes neuronal dysfunction, neuronal degeneration and neuroinflammation. We believe our drug candidate, simufilam, improves brain health by reverting altered FLNA back to its native, healthy conformation, thus countering downstream toxic effects of altered FLNA. Importantly, simufilam is not dependent on clearing amyloid from the brain. The following is a summary profile of simufilam’s drug development program.

IND submission to FDA

Over the past ten years, we successfully conducted basic research, in vitro studies and preclinical studies in support of an Investigational New Drug (IND) submission to FDA for simufilam, including requisite studies around safety pharmacology, toxicology, genotoxicity and bioanalytical methods. In 2017 we filed an IND with FDA for simufilam.

Clinical safety of simufilam in a Phase 1 study

Following FDA acceptance of our IND in 2017, we investigated the safety, dosing and pharmacokinetic profile of simufilam in healthy human volunteers. The design of our first-in-human Phase 1 study was based on regulatory feedback, clinical and scientific rationale and observations from previously conducted preclinical and in vitro studies.

In a Phase 1 study, simufilam was evaluated in 24 healthy human volunteers in a single site in the U.S. for safety, tolerability and pharmacokinetics. Study subjects were administered a single oral dose of 50, 100 or 200 mg of simufilam. Drug was well-tolerated in all subjects. Importantly, simufilam showed no treatment-related adverse effects and no dose-limiting safety findings. Pharmacokinetic measurements demonstrated that simufilam, a small molecule, was rapidly absorbed. Dose-proportionality was observed over the full dose range of 50 to 200 mg. Results of this Phase 1 study were presented at the 10th Annual International Conference on Clinical Studies on Alzheimer's Disease in 2017.

Mean PTI-125 Plasma Concentration Concentration (ng/mL) 0 500 100 1500 0 4 8 12 16 g 200 mg Time (

Given the absence of any observable dose-limiting effects in healthy adults in a Phase 1 study, a strong scientific rationale, and multiple peer-reviewed publications and research grant awards, we believe this program demonstrated favorable proof-of-principle for the development of simufilam in Alzheimer’s disease.

Phase 2 clinical development program for simufilam

In 2018, we mapped out, in collaboration with outside science advisors and medical experts, a strategic clinical plan to advance simufilam into a comprehensive Phase 2 clinical development program. The general objective of our Phase 2 program with simufilam was to gain an initial estimate of the safety, tolerability and biological activity of this drug candidate in patients with Alzheimer’s disease. We believe meaningful Phase 2 data now enable us to design and conduct a large-scale Phase 3 efficacy program for simufilam and may also enable us to seek one or more strategic collaborations with pharmaceutical or biotechnology companies.

Phase 2a Clinical Study

In 2019, we completed a first-in-patient, clinical proof-of-concept study of simufilam in the U.S. Our Phase 2a was an open-label, multi-center, safety and pharmacokinetic study of simufilam. Thirteen (13) patients with mild-to-moderate Alzheimer’s disease, age 50-85, received 100 mg oral simufilam twice daily for 28 days. A diagnosis of Alzheimer’s disease was confirmed with Mini-Mental State Examination (MMSE) ≥ 16 and ≤ 24 and a cerebrospinal fluid (CSF) T-tau/Aβ42 ratio ≥ 0.30. Safety was assessed by ECGs, clinical labs, adverse event monitoring and physical examinations. CSF was drawn from patients before dosing started and again after 28 continuous days of dosing with simufilam. CSF samples were then analyzed for biomarkers of Alzheimer’s pathology (T-tau, P-tau, Aβ42); neurodegeneration (NfL, neurogranin); and neuroinflammation (YKL-40, IL-6, IL-1β and TNFα). A consulting biostatistician conducted an independent analysis of the data set.

A key objective of our Phase 2a study was to measure levels of CSF biomarkers in the brain. Key results of this study include (Figure 1):

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

Figure 1: Simufilam treatment reduces levels of CSF biomarkers in patients with Alzheimer’s in a Phase 2a study.

Neurogranin*	NfL*	T-tau+	P-tau181*	YKL40*	IL-6*	IL-1β*	TNFα+

Neurogranin* NfL* T-tau+ P-tau181* YKL40* IL-6* IL-1β* TNFα+ -32% -22% -20% -34% -9% -14% -11% -5%

Figure 1. Percent change from baseline in CSF biomarkers measured by ELISA. Eight CSF biomarkers of disease in Alzheimer’s patients were significantly reduced with simufilam treatment.  *p < 0.0001, +p < 0.001 in paired t test comparing Day 28 to pre-dose baseline.

In addition, visual line plots, which are also known as spaghetti plots, of each individual patient and each individual biomarker measurement show that all patients had a biomarker response to treatment with simufilam in our Phase 2a study (Figure 2).

Figure 2. Individual patient response to treatment with simufilam in a Phase 2a study. CSF data are plotted as pg/mL.

0 200 400 600 800 1000 1200 Neurogranin 0 100 200 300 400 500 600 700 800 Neurofilament Light Chain 0 2 4 6 8 10 12 Phospho-tau (T181)

0 100 200 300 400 500 Total tau Screening Day 28 0 50 100 150 200 250 300 350 400 450 A42 Screening Day 28 0 10 20 30 40 50 60 70 80 90 YKL40 Screening Day 28 0 5 10 15 20 25 IL-6 Screning Day 28 0 10 20 30 40 50 60 IL-1 Screening Day 28 0 5 10 15 20 25 30 35 40 45 TNF Screening Day 28

Figure 2. Each spaghetti plot shows change from baseline to Day 28 for each patient and each biomarker.

Consistent with over 10 years of basic research and pre-clinical data, we believe our Phase 2a study showed clinical evidence of simufilam’s mechanism of action and drug-target engagement, including:

•	Improvements in biomarkers of Alzheimer’s disease in CSF, plasma and lymphocytes;
•	Consistency across biomarker improvements in CSF, plasma, and lymphocytes;
•	Significant reductions (p<0.01) in both nitrated and phosphorylated forms of tau protein;
•	Evidence that each individual patient showed biomarker responses to simufilam;
•	Evidence that simufilam reversed the shape of altered filamin A in lymphocytes;

•	Evidence that simufilam reduced levels of amyloid bound to alpha 7 nicotinic receptors in lymphocytes;
•	Early clinical validation of the drug target – altered filamin A – as a facilitator protein between amyloid beta and both neuroinflammation and tau pathology.

In December 2019, we presented data from our Phase 2a study at the 12th International Conference on Clinical Trials on Alzheimer’s Disease (CTAD 2019), a conference for the medical and scientific community held in San Diego, CA. Our Phase 2a presentation was selected as a Late Breaking Oral Communication by CTAD 2019.

In February 2020, our Phase 2a study was published in The Journal of Prevention of Alzheimer’s Disease (JPAD), a technical journal for the research community. This peer-reviewed publication highlighted that biomarkers of Alzheimer’s disease pathology (P-tau, total tau and Aβ42), neurodegeneration (NfL and neurogranin) and neuroinflammation (YKL-40, IL-6, IL-1β and TNFα) improved significantly after 28 days of treatment with simufilam.

On July 15, 2020, we presented additional Phase 2a clinical results at the Biomarkers for Alzheimer’s Disease Summit, a virtual scientific conference. In addition to showing that SavaDx, our investigational diagnostic product candidate, could distinguish and stratify patients with Alzheimer’s disease, this presentation provided direct evidence for target engagement and for the treatment effects of simufilam.  Presenting evidence of target engagement is a crucial step in drug research because it shows that a drug candidate binds to its intended site of action in cells and confirms that treatment effects are caused by the drug hitting its target.

Cognition and function were not assessed in this small Phase 2a study. However, independent research has shown that high levels of CSF biomarkers of P-tau and total tau/Aβ42 ratio correlate with worse performance on a wide range of memory and attention tests. Conversely, we believe lowering a panel of CSF biomarkers of disease may benefit patients.

Phase 2b Clinical Study

In March 2020, we announced the completion of a double-blind, randomized, placebo-controlled, multi-center clinical study of simufilam. Sixty-four patients with mild-to-moderate Alzheimer’s disease, age 50-85, were randomized (1:1:1) to 100mg or 50 mg oral simufilam or matching placebo. Treatment was administered twice daily for 28 days. Nine U.S. study sites enrolled patients. A clinical diagnosis was confirmed with the MMSE ≥16 and ≤26 and a CSF T-tau/Aβ42 ratio ≥0.28. Safety was assessed by ECGs, clinical labs, adverse event monitoring and physical examinations. This study was substantially funded by a research grant award from NIH.

In May 2020, we announced that an outside lab with whom we had no prior work experience had generated an initial bioanalysis of CSF samples from our Phase 2b study. The data set from the initial bioanalysis showed unnaturally high variability and other problems, such as no correlation among changes in levels of biomarkers over 28 days, even in the placebo group, and different biomarkers of disease moving in opposite directions in the same patient. Importantly, we later observed no statistical correlation between levels of simufilam in plasma and CSF, further indicating an invalid analysis. Overall, we believe data from the initial bioanalysis can be interpreted as anomalous and highly improbable. With its validity in question, the initial bioanalysis serves no useful purpose. Backup CSF samples were subsequently sent to a second outside lab for bioanalysis. All bioanalyses were conducted under blinded conditions to eliminate any possibility of bias.

On September 14, 2020, we reported final positive Phase 2b clinical study results. Drug was safe and well-tolerated in this study. Simufilam significantly (P<0.05) improved an entire panel of validated biomarkers of disease in patients with Alzheimer’s disease compared to a placebo group. In addition, Alzheimer’s patients treated with simufilam showed directional improvements in validated tests of episodic memory and spatial working memory, versus patients on placebo (Effect Sizes 46-17%). Cognitive improvements correlated most strongly (R2=0.5) with decreases in levels of P-tau181 in CSF. The study achieved a 98% response rate, defined as the proportion of study participants taking simufilam who showed improvements in biomarkers. We later observed a direct correlation between levels of simufilam in plasma and CSF, which provides strong evidence of a valid analysis. Importantly, we believe these data are consistent with prior clinical and preclinical results, the drug’s mechanism of action and over 10 years of basic research.

Phase 2b results with simufilam were selected for a late-breaking oral presentation by the 13th International Conference on Clinical Trials on Alzheimer’s Disease (CTAD 2020), which took place virtually November 4-7th, 2020. Members of CTAD 2020’s scientific committee select research abstracts for late-breaking, oral presentation based on medical and scientific significance, quality of data and methodology.

The ability to improve multiple biomarkers from distinct biological pathways with one drug has never been shown before in patients with Alzheimer’s disease. Phase 2b study results are expected to be published in a peer-reviewed publication at a future date.

The Phase 2b clinical study was designed to evaluate safety, tolerability and drug effects of simufilam on biomarkers of Alzheimer’s disease. The primary endpoint was improvement in biomarkers of Alzheimer’s disease from baseline to Day 28. CSF was drawn from patients before dosing started and again after 28 continuous days of dosing with simufilam. CSF samples were then analyzed for biomarkers of Alzheimer’s pathology (T-tau, P-tau, Aβ42); neurodegeneration (NfL, neurogranin); and neuroinflammation (YKL-40, IL-6, sTREM2, HMGB1) and BBB integrity (IgG, albumin). A consulting biostatistician conducted an independent analysis of the data set.

A further objective of this study was to measure drug effects on cognition. Patients were tested at baseline and again on Day 28. Changes in episodic memory and spatial working memory were assessed on CANTAB, a validated, computer-based battery of tests. CANTAB is designed to measure cognitive skills regardless of the subject’s language skills, speed, gender or education.

Key biomarker results include the following (all p-values versus placebo) (Figure 3):

•	Core markers of Alzheimer’s pathology are total tau (T-tau), phosphorylated tau (P-tau181), and amyloid beta42 (Aβ42). In Alzheimer’s, tau and P-tau levels are elevated and Aβ42 is low.

o	T-tau decreased 15% (p<0.01) for patients in the 50 mg drug group.
o	T-tau decreased 18% (p<0.01) for patients in the 100 mg drug group.
o	P-tau decreased 8% (p<0.01) for patients in the 50 mg drug group.
o	P-tau decreased 11% (p<0.01) for patients in the 100 mg drug group.
o	Aβ42 increased 17% (p<0.01) for patients in the 50 mg drug group.
o	Aβ42 increased 14% (p<0.01) for patients in the 100 mg drug group.

•	Elevated CSF levels of two proteins, Neurogranin (Ng) and Neurofilament Light Chain (NfL) indicate neurodegeneration.
o	Ng decreased 36% (p<0.01) for patients in the 50 mg drug group.
o	Ng decreased 43% (p<0.01) for patients in the 100 mg drug group.
o	NfL decreased 28% (p<0.05) for patients in the 50 mg drug group.
o	NfL decreased 34% (p<0.01) for patients in the 100 mg drug group.

•	Proinflammatory IL-6 (Interleukin 6) is produced in response to tissue stress and injury.
o	IL-6 decreased 10% (p<0.01) for patients in the 50 mg drug group.
o	IL-6 decreased 11% (p<0.01) for patients in the 100 mg drug group.

•	Elevated levels of neuroinflammatory marker YKL-40 indicate microglial activation.
o	YKL-40 decreased 10% (p<0.01) for patients in the 50 mg drug group.
o	YKL-40 decreased 12% (p<0.01) for patients in the 100 mg drug group.

•	sTREM2 is a neuroinflammation biomarker that has commanded substantial recent attention from researchers for its role in Alzheimer’s disease and frontotemporal dementia.
o	sTREM2 decreased 43% (p<0.01) for patients in the 50 mg drug group.
o	sTREM2 decreased 46% (P<0.01) for patients in the 100 mg drug group.

•	Simufilam Significantly Reduced Levels of HMGB1 in Cerebrospinal Fluid (CSF).
o	HMGB1 decreased 33% (p<0.001) in patients treated with 50 mg simufilam
o	HMGB1 decreased 32% (p<0.001) in patients treated with 100 mg simufilam

•	Simufilam Significantly Improved the Integrity of the Blood-brain Barrier (BBB).

o	CSF IgG decreased 30% (p<0.05) in patients treated with 50 mg simufilam
o	CSF IgG decreased 30% (p<0.05) in patients treated with 100 mg simufilam
o	CSF albumin decreased 15% (p<0.05) in patients treated with 50 mg simufilam
o	CSF albumin decreased 28% (p<0.05) in patients treated with 100 mg simufilam

•	Simufilam Improved the Albumin Ratio, a Test of Blood-brain Barrier (BBB) Permeability:
o

BBB permeability can be clinically evaluated by comparing levels of albumin in CSF and plasma. The albumin ratio is a test for BBB permeability because albumin protein is not synthesized in CSF. Hence, albumin in CSF necessarily comes from plasma through the BBB. The albumin ratio is frequently elevated in patients with dementia and various other disorders.

o

In the Phase 2b study, the albumin ratio was unchanged for Alzheimer’s patients on placebo. The albumin ratio improved by approximately 5 and 7 points for patients treated with simufilam, 50 mg and 100 mg, respectively, over 28 days.

Changes in the Albumin Ratio by Treatment Group

Treatment	Day 0	Day 28	Change-Day 0 to 28
Placebo	24	24	No change
50 mg simufilam	25	20	- 20%
100 mg simufilam	25	18	- 28%

Figure 3. Simufilam improved levels of CSF biomarkers in patients with Alzheimer’s in a Phase 2b study.

% Change  Baseline to Day 28 -55% -45% -35% -25% -15% -5% 5% 15% 25% A42 T-tau P-tau181 Nurogranin NfL YKL-40 IL-6 sTREM2 HMGB1 Albumin IgG Placebo 50 mg 100 mg +p < 0.05 p < 0.01, # p < 0.001, p < 0.0001 vs. placebo

Figure 4.  Study response rate, defined as the proportion of study participants taking simufilam who showed improvements in biomarkers.

% of Patients Who Responded to Simufilam on CSF Biomarkets Tau/p- Tau Biomarkers 98% Biomarkers of Neuroinflammation 98% Biomarkers of Neurodegeneration 98% Biomarkers of BBB Integrity 95% 0% 10% 20% 30% 40% 50% 60% 70% 80% 90% 100%

Key cognition results. Only directional trends are observed, due to limitations around study size (N=64). (Figure 5):

•

Alzheimer’s patients in both drug groups showed directional improvements on tests of episodic memory and spatial memory after 28 days of treatment, versus patients on placebo. Effect Sizes were 46-17% versus placebo.

•	Episodic memory improved by -5.7 (lower score is better) for Alzheimer’s patients in the 50 mg drug group, versus -1.5 for patients on placebo.
•	Episodic memory improved by -4.3 (lower score is better) for Alzheimer’s patients in the 100 mg drug group, versus -1.5 for patients on placebo.
•	Spatial memory improved by -1.6 (lower score is better) for Alzheimer’s patients in the 50 mg drug group, versus -0.4 for patients on placebo.
•	Spatial memory improved by -3.3 (lower score is better) for Alzheimer’s patients in the 100 mg drug group, versus -0.4 for patients on placebo.
•

Improvements in cognition correlated most strongly (statistical R2=0.5) with decreases in CSF P-tau181, a biomarker that, when elevated, leads to tangles in the brain. Simufilam decreased brain levels of Ptau-181 by 8-11%, versus placebo.

Figure 5.  Episodic Memory and Spatial Working Memory Improvements

Change in Errors Baseline to Day 28 -6.0 -5.0 -4.0 -3.0 -2.0 -1.0 0.0 Placebo -1.5 50 mg -5.7 100 mg -4.5 37% Effect Size 2% Effect Size  -3.5 -3.0 -2.5 -2.0 -1.5 -1.0 -0.5 0.0 Placebo -0.41 50 mg -1.65 100 mg -3.33

Figure 6. Improvements in cognition correlated most strongly (statistical R2=0.5) with decreases in CSF P-tau181.

Cognition/Biomarker Correlations (R2) 1 YKL NfL T-tau Albumin II-6 P-tau181 0.30 0.36 0.37 0.37 0.41 0.48

Open-label Extension Clinical Study

In  March 2020, we announced the initiation of an open-label extension study to evaluate simufilam in patients with Alzheimer’s disease. This open-label, multi-center, extension study is designed to monitor the long-term safety and tolerability of simufilam at 100 mg twice-daily for 12 months. The study’s target enrollment is approximately 150 patients with mild-to-moderate Alzheimer’s disease, including patients from a prior study of simufilam.

ADAS-Cog-11 is being used to assess cognitive symptoms of dementia in patients enrolled in the open-label study. The NPI is being used to assess the presence and severity of Alzheimer’s related behavior.

On February 2, 2021, we announced results of the first of two preplanned interim analysis from our open-label study of simufilam. The first interim analysis summarized clinical data at the midway point of enrollment, i.e., the first 50 patients who have completed at least 6 months of drug treatment. Patients’ cognition and behavior scores both improved following six months of simufilam treatment, with no safety issues. In the study, six months of simufilam treatment improved cognition scores by 1.6 points on ADAS-Cog11, a 10% mean improvement from baseline to month 6. In these same patients, simufilam also improved dementia-related behavior, such as anxiety, delusions and agitation, by 1.3 points on the Neuropsychiatric Inventory, a 29% mean improvement from baseline to month 6. The safety profile of simufilam in the interim analysis was consistent with prior human studies. There were no drug-related serious adverse events. Adverse events were mild and transient. Based on these results and other factors, we announced significant changes to the design of our open-label study, including a 50% increase in the enrollment target and other potential enhancements to the study design. This study has approximately 80 patients enrolled as of February 2021.

On February 8, 2021, we announced additional changes to our open-label program with simufilam in Alzheimer’s disease. We plan to initiate a 6-month, double-blind, randomized, placebo-controlled study in patients with Alzheimer’s disease who complete at least one year of open-label treatment with simufilam. This is a cognition maintenance study (CMS), in which patients who complete one year of open-label treatment will subsequently be randomized (1:1) to simufilam or placebo for six months. The CMS is designed to compare simufilam’s effects on cognition and behavior in patients who continue with drug treatment versus those who discontinue drug treatment.

Figure 7.  Cognition Maintenance Study Design

SCREEN Ongoing Open-label Study simufilam 100 mg BID (n=up to 150) Month 12 Cognition study completers Radomization 1:1 COGNITION MAINTENANCE STUDY Double-blind, randomized, placebo-controlled study simufilam 100 mg BID placebo Month 6 cognition study completers Open-labe Treatment simufilam 100 mg BID Month 0 Month 12 Month 0 Month 6

We expect to announce results of a second interim analysis on safety and cognition for this study in the mid-2021, after approximately 50 patients have completed at least 12 months of drug treatment.  To our knowledge, no drug for Alzheimer’s has shown an ability to stabilize cognition in patients, much less restore loss cognition, beyond a few months.

Phase 3 Clinical Strategy

We held an end-of-phase 2 (EOP2) meeting with FDA in January 2021. An EOP2 meeting is a critical regulatory milestone to ensure that meaningful data will be generated during a Phase 3 clinical program. Our objectives for the EOP2 meeting were to gain agreement around proposed Phase 3 clinical plans and protocols, and to identify outstanding requirements around safety, product development or manufacturing, or any other information needed to support the statutory requirements for a 505(b)(1) NDA submission and marketing approval of simufilam for the treatment of mild-to-moderate Alzheimer’s disease.

Official EOP2 meeting minutes were issued by the FDA in February 2021. We believe these indicate FDA and Company agreement on key elements of a pivotal Phase 3 clinical program in support of a New Drug Application (NDA) filing for simufilam in Alzheimer’s disease. Agreements reached during the EOP2 meeting show a clear path forward for advancing simufilam into a pivotal Phase 3 program, which we plan to initiate in the second half of 2021.

Official EOP2 meeting minutes also indicate agreement that the use of separate clinical scales to assess cognition (ADAS-cog1) and function (ADCS-ADL2) are appropriate co-primary endpoints of efficacy. A clinical scale that combines cognition and function, such as iADRS3, is a secondary efficacy endpoint.

Our pivotal Phase 3 clinical program consists of two double-blind, randomized, placebo-controlled studies, each described below.

Our first Phase 3 study is designed to evaluate disease-modifying effects of simufilam in Alzheimer’s disease. The goal is to demonstrate a slower rate of decline in cognition and health function in subjects treated with simufilam compared to placebo.

Details of the first Phase 3 study include:

➢	Approximately 1,000 subjects with mild-to-moderate Alzheimer’s disease to be enrolled.
➢	Subjects to be randomized (1:1:1) to simufilam 100 mg, 50 mg, or placebo BID.
➢	Subjects to be treated for 18 months.
➢	The co-primary efficacy endpoints are ADAS-Cog, a cognitive scale, and ADCS-ADL, a functional scale; both are widely used clinical tools in trials of Alzheimer’s disease.
➢	A secondary efficacy endpoint is iADRS, a widely used clinical tool in trials of Alzheimer’s disease that combines cognitive and functional scores from ADAS-Cog & ADCS-ADL.
➢	Other secondary endpoints include biomarkers of disease and NPI[4], a clinical tool that assesses the presence and severity of dementia-related behavior.
➢	We plan to initiate the first pivotal Phase 3 study approximately Q3 2021.

Our second Phase 3 study is designed to evaluate symptomatic improvement in Alzheimer’s disease. The goal is to demonstrate improved cognition and health function in subjects treated with simufilam compared to placebo.

Details of the second Phase 3 study include:

➢	Approximately 600 subjects with mild-to-moderate Alzheimer’s disease to be enrolled.
➢	Subjects to be randomized (1:1) to simufilam 100 mg or placebo BID.
➢	Subjects to be treated for 9 to 12 months.
➢	The co-primary efficacy endpoints are ADAS-Cog, a cognitive scale, and ADCS-ADL, a functional scale; both are widely used clinical tools in trials of Alzheimer’s disease.
➢	A secondary efficacy endpoint is iADRS, a widely used clinical tool in trials of Alzheimer’s disease that combines cognitive and functional scores from ADAS-Cog & ADCS-ADL.
➢	Other secondary endpoints include biomarkers of disease and NPI, a clinical tool that assesses the presence and severity of dementia-related behavior.
➢	We plan to initiate the second pivotal Phase 3 study approximately Q4 2021.

_____________________________

1 ADAS-Cog = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale, a measure of cognition

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3 iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

4 Neuropsychiatric Inventory (NPI)

Figure 8.  Phase 3 Program Design

FDA has provided further flexibility to us by agreeing to review the final version of each protocol for the two Phase 3 studies, and to conduct a Special Protocol Assessment (SPA) for each Phase 3 study. An SPA is a formal regulatory procedure that confirms certain critical details of a Phase 3 study protocol, such as the statistical analyses, meet FDA’s standards of approvability.

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

Over the past four years, we have conducted four such rounds of early validation tests, with funding from NIH. In three blinded studies of test samples, SavaDx detected more than a 10-fold separation between Alzheimer’s patients and normal healthy control subjects (N=232 test samples). In these three proof-of-concept studies, SavaDx demonstrated nearly 100% accuracy and specificity. The three studies deployed a research grade antibody manufactured by an outside vendor.

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

SavaDx was selected as a keynote presentation at the Biomarkers for Alzheimer’s Disease Summit, a virtual conference, on July 15, 2020.  The Biomarkers for Alzheimer’s Disease Summit is a scientific forum dedicated to solving the challenges of developing clinically validated biomarkers to detect Alzheimer’s disease.

We are prioritizing the development of simufilam for the treatment of Alzheimer’s disease over the development of SavaDx for the detection of Alzheimer’s disease in light of our assessment of each product candidate’s ability to address unmet clinical needs, severity of disease burden, market potential, growth potential, and other factors. We expect to initiate a validation/disease specificity study of SavaDx in 2021.

The legal system for intellectual property around diagnostic methods is highly complex and uncertain. In the U.S., patent courts have struggled to define a clear means of patent eligibility for modern age diagnostics. Generally, a simple process involving correlations between blood test results and patient health is not eligible for patent claims because such processes incorporate “laws of nature”. However, different outcomes from different courts, including Federal Circuit, district court and Patent Trial and Appeal Board decisions, have continued to create a sometimes vague or conflicting legal framework for determining the eligibility of patent claims for diagnostic methods. As a result, we cannot be certain how SavaDx fits into the current U.S. legal framework for obtaining effective patent claims. Furthermore, claims for diagnostic methods can be complicated to enforce. We currently have no patents or patent applications with respect to SavaDx, and is protected in the United States by trade secrets, know-how and other proprietary rights technology.

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

Simufilam and SavaDx were both discovered and designed in-house and were characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date. We own exclusive, worldwide rights to these drug assets and related technologies, without royalty obligations to any third party. Our patent protection with respect to simufilam and use of simufilam for Alzheimer’s disease and other neurodegenerative disease currently runs through 2033 and includes six issued patents and related patent filings and applications. In addition, we have patent protection with respect to simufilam for use in treating certain cancers that runs through 2034. We currently have no patents or patent applications with respect to SavaDx, and is protected in the United States by trade secrets, know-how and other proprietary rights technology.

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

James Kupiec, MD, has two prior FDA drug approvals and previously served as VP, Global Clinical Leader for Parkinson’s Disease and Clinical Head of the Neuroscience Research Unit for Pfizer, Inc. and also held leadership roles at Sanofi and Ciba-Geigy Pharmaceuticals.

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

Our management team is further supported by scientific advisors that share our commitment to advancing new treatments for Alzheimer’s disease. Leading experts in the field who advise us include:

•	Jeff Cummings, MD, Director of Cleveland Clinic Lou Ruvo Center for Brain Health and Professor of Neurotherapeutics and Drug Development, Cleveland Clinic.
•	Hoau-Yan Wang, PhD, Tenured Medical Professor at CUNY Medical School; co-lead scientist on discovery & development of simufilam and SavaDx.
•	Steven E. Arnold, MD, Translational Neurology Head of the Interdisciplinary Brain Center, Massachusetts General Hospital, Harvard Medical School.
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

We also conduct basic research and development in collaboration with academic and other partners. Our research and development expenses were $3.1 million and $1.6 million for the year ended December 31, 2020 and 2019, respectively. These amounts are net of significant reimbursement received from NIH. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our research and development activities.

Competition

The drug discovery and development industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize, such as simufilam or SavaDx, may compete with existing therapies and new therapies that may become available in the future.

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

The key competitive factors affecting the success of simufilam, and any other product candidates that we develop to address neurodegenerative disorders, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition, patient and physician acceptance and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop.

Our competitors also may obtain FDA approval for their products more rapidly than we may obtain approval for ours. For example, Biogen, Inc., a large biopharmaceutical company, is currently seeking regulatory approval in the U.S. for aducanumab. Aducanumab is a proprietary investigational drug candidate (human monoclonal antibody) that has been intensely studied for the treatment of Alzheimer’s disease. The safety and efficacy data with aducanumab are complex and subject to debate. However, aducanumab may become the first therapy since 2003 to receive FDA approval in patients with Alzheimer’s disease.

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

In addition to blood-based techniques to detect Alzheimer’s disease, competitors are examining the use of novel tracing agents and imaging techniques to map the course of neurodegeneration. In 2012, FDA approved Amyvid® (Eli Lilly Pharmaceuticals), which is a radioactive diagnostic agent for brain imaging of amyloid plaque. Amyvid can rule out Alzheimer’s disease but does not confirm its presence. That is, a negative scan means little or no plaque is present; however, a positive scan does not necessarily indicate Alzheimer’s disease. In addition, Amyvid cannot be used to stage Alzheimer’s disease because some people take years to show cognitive decline after amyloid plaque develops, while other others rapidly develop advanced Alzheimer’s disease within months. Since its approval in 2012, Amyvid has had modest clinical utilization due to its high cost, lack of widespread reimbursement and need for specialized training.

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

We believe our manufacturing strategy is on-track to ensure sufficient drug supply for a Phase 3 program, including both drug substance (i.e., active ingredient) and drug product (i.e., oral tablets). On March 8, 2021, we entered into an agreement with Evonik Corporation to supply large-scale, clinical-grade quantities of drug substance for simufilam. The goal is to ensure the integrity of the drug supply chain on a worldwide basis, in compliance with FDA standards.

We believe raw materials for our drug product are readily available from reliable sources. We have experienced no supply chain disruption due to COVID-19.

Our suppliers must comply with current good manufacturing practices (cGMP) enforced by FDA and other government agencies. Our suppliers are subject to unannounced inspection by regulators, including pre-approval inspections by FDA, to ensure they are in strict compliance with government regulations and standards. Our suppliers may be forced to stop producing, storing, shipping or testing our drug products if they fall out of compliance with government regulations and standards.

We have no control over our suppliers’ compliance, or lack thereof, with the multitude of regulations and standards that affect our drug products. We cannot control decisions by our suppliers that affect their ability or willingness to continue to supply us on acceptable terms, or at all.

Strategic Shift Away from Analgesic Drug Development

Until approximately 2018, our efforts in neurology drug development had focused on analgesic drugs. In late 2018, we announced a strategic shift away from analgesic drugs to focus exclusively on neurodegeneration.

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

U.S. Drug Development

In the U.S., FDA regulates drugs under the Food, Drug, and Cosmetic Act (FDCA). Both drugs and diagnostics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Product candidates must be approved by FDA before they may be commercialized in the U.S. The drug approval process generally involves the following:

•	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice;
•	Submission to FDA of an IND, which must become effective before human clinical studies may begin;
•	Approval by an independent institutional review board (IRB) or ethics committee before each study may be initiated;
•

Performance of adequate and well-controlled human clinical studies in accordance with applicable IND regulations, code of good clinical practice (cGCP), requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	Submission to FDA of an NDA;
•	A determination by FDA within 60 days of its receipt of an NDA to accept the filing for review;
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

Preclinical Studies and IND

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. As sponsor, we must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to FDA as part of the IND. An IND is a request for authorization from FDA to administer an investigational product to humans and must become effective before human clinical studies may begin.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including cGCP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to FDA as part of an IND. Some long-term preclinical testing, such as long-term toxicity tests, animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by FDA, unless before that time FDA raises concerns or questions about any aspect of the program. In such a case, the IND sponsor and FDA must resolve any outstanding concerns before the clinical study can begin.

Clinical Studies

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control, in accordance with cGCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to FDA as part of the IND. Furthermore, each clinical study must be reviewed and approved by an IRB for each institution at which the clinical study will be conducted to ensure that the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed. There also are requirements governing the reporting of ongoing clinical studies and completed clinical study results to public registries.

A  sponsor who wishes to conduct a clinical study outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical study under an IND. If a foreign clinical study is not conducted under an IND, the sponsor may submit data from the clinical study to FDA in support of an NDA. The FDA may accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with cGCP requirements and FDA is able to validate the data through an onsite inspection if deemed necessary. In 2020 we did not conduct any clinical studies outside of the U.S. We plan to launch clinical sites in Canada in 2021 and may perform additional clinical studies outside of the U.S. in the future.

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

Post-approval studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical studies as a condition of approval of an NDA.

Progress reports detailing the results of the clinical studies, among other information, must be submitted at least annually to FDA. Written safety reports and the investigators for serious and unexpected adverse events, or any other findings suggesting a significant risk to humans exposed to the drug must be submitted to FDA.

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

NDA Review Process

Following completion of the clinical studies, data is analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical studies are then submitted to FDA as part of an NDA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA is a request for approval to market a drug for one or more specified indication and must contain proof of safety and efficacy for a drug’s purity and potency. The application may include both negative and ambiguous results of preclinical studies and clinical studies, as well as positive findings. Data may come from company-sponsored clinical studies intended to test the safety and efficacy of a product’s use or from several alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the U.S.

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to FDA’s fiscal year 2021 fee schedule, effective through September 30, 2021, the user fee for an application requiring clinical data, such as an NDA, is approximately $2.9 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accept the NDA for filing. The FDA must decide on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by FDA under PDUFA, FDA has 10 months, from the filing date, in which to complete its initial review of a new molecular-entity NDA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA, FDA may conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities fully comply with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical studies to ensure compliance with cGCP requirements. Additionally, FDA may refer applications for novel product candidates which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical study data, which could result in extensive discussions between FDA and the applicant during the review process. After FDA evaluates an NDA, it will issue either an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A CRL indicates that FDA’s review of the application is complete and the application cannot be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by FDA. The CRL may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical studies, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA, addressing all the deficiencies identified in the CRL, or withdraw the application. Even if such data and information are submitted, FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and FDA may interpret data differently than we interpret the same data.

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct‑to‑consumer advertising, communications regarding unapproved uses, industry‑sponsored scientific and educational activities, and promotional activities involving the Internet. None of our product candidates can be commercially promoted before receiving FDA approval. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by FDA. Healthcare providers are permitted to prescribe drugs for “off‑label” uses — that is, uses not approved by FDA and therefore not described in the drug’s labeling — because FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off‑label uses. Failure to comply with applicable FDA requirements and restrictions in this area may subject us to adverse publicity and enforcement action by FDA, the U.S. Department of Justice, or the Office of the Inspector General of Health and Human Services, as well as state authorities. This could subject us to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which we promote or distribute our product candidates.

Post‑Approval Requirements

After a product candidate receives regulatory approval, it is often subject to pervasive and continuing regulation by FDA, including, among other things, requirements relating to drug listing and registration, recordkeeping, periodic reporting, product sampling and distribution, adverse event reporting and advertising, marketing and promotion restrictions.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post‑market testing, known as Phase 4 testing, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMP after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration may result in periodic announced or unannounced inspections by FDA or these state agencies, during which the agency inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. In addition, other regulatory actions may be aken, including, among other things, warning letters, the seizure of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, refusal to approve pending applications or supplements to approved applications, civil penalties, and criminal prosecution.

The FDA may require post‑approval clinical studies to help assure continued safety or effectiveness of the approved drug. The FDA may also require a labeling change if it becomes aware of new safety information that it believes should be included in the labeling of a drug.

The Hatch‑Waxman Amendments

Orange Book Listing

In seeking approval for our product candidates through an NDA, we will be required to list with FDA each patent whose claims cover the drug product. Upon receiving regulatory approval, each of the patents listed in the application for this drug is then published in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book”. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated NDA, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredient in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or efficacy of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to make certain certifications to FDA concerning any patents listed for the approved product in FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method‑of‑use rather than make certifications concerning a listed method‑of‑use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant. The ANDA application also will not be approved until any applicable non‑patent exclusivity listed in the Orange Book for the referenced product has expired.

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

Human Capital

As of December 31, 2020, we had 11 full-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also engage numerous consultants to perform services on retainer, per diem or an hourly basis.

We focus on identifying, recruiting, developing and retaining a small team of highly talented and motivated employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase stockholder value by motivating such individuals to perform to the best of their abilities and achieve our objectives. The success of our business is fundamentally connected to the health, safety and well-being of our employees. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the COVID-19 outbreak, which included implementing social distancing policies at our office, facilitating remote working arrangements and imposing employee travel restrictions.

Corporate Information

We were incorporated as a Delaware corporation in May 1998 under the name Pain Therapeutics, Inc. In March 2019, we changed our company name to Cassava Sciences, Inc. Our principal offices are located at 7801 N. Capital of Texas Highway, Suite 260, Austin, TX, 78731. Our telephone number is 512-501-2444. Our website address is www.CassavaSciences.com.

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

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

•

Since 2017, we have concentrated a substantial portion of our research and development efforts on the treatment and detection of Alzheimer’s disease, an area of research that has seen significant failure rates. Further, our product candidates are based on new scientific approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and likelihood of success.

•

We are heavily dependent on the success of simufilam and SavaDx, our product candidates which are still under clinical development. If these product candidates do not receive regulatory approval, we will be unable to generate product revenue and our business will be harmed.

•

We have a limited operating history in our business targeting Alzheimer’s disease and no history of product approvals for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

•	We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.
•

There can be no assurance that results of smaller Phase 1 and Phase 2 clinical trials with simufilam will be reproduced in the additional large, well-controlled studies that are required to demonstrate safety and efficacy in order to potentially receive regulatory approval.

•	We may encounter substantial delays in our clinical studies or may not be able to conduct or complete our clinical studies on the timelines we expect, if at all.
•	If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.

Risks Related to Government Regulation and Other Legal Compliance Matters

•	If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
•	Our ability to market and promote our product candidates will be determined and limited by FDA-approved labeling.
•

Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

•

If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to our business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

•	Government agencies may establish and promulgate usage guidelines that could limit the use of our product candidates.

Risks Related to Our Intellectual Property

•

If we are unable to obtain and maintain sufficient patent protection for any product candidates we develop, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop may be adversely affected.

•

U.S. intellectual property rights around diagnostic methods is a complex, evolving area of law and effective patent claims may not be available to us for our investigational diagnostic product candidate, SavaDx, in the United States.

•	Issued patents covering our product candidates and other technologies could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.
•	If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

Risks Related to Our Business and Operations

•	The worldwide outbreak of an infectious disease, called COVID-19, may materially and adversely affect our business operations and our ability to conduct clinical studies.
•

Our reliance on third parties for both the supply and manufacture of materials for our product candidates carries the risk that we will not have sufficient quality or quantities of such materials or product candidates, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

•	We expect to grow the size and capabilities of our organization, including accessing new physical facilities, and we may experience difficulties in effectively managing this growth.
•

Our internal computer systems, or those used by third-parties on whom we rely, may fail or suffer other breakdowns, cyberattacks, or information security breaches that could compromise the confidentiality, integrity, and availability of such systems and data, result in material disruptions of our development programs and business operations, risk disclosure of confidential, financial, or proprietary information, and affect our reputation.

•	Our business involves environmental risks that may result in liability for us.
•	Business disruptions and lack of appropriate levels of commercial insurance could seriously harm our future revenue and financial condition and increase our costs and expenses.
•	Social media platforms present risks and challenges.

Risks Related to Financial Condition and Capital Requirements

•	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
•	We have broad discretion in the use of the net proceeds from any of our financing transactions and may not use them effectively.

Risks Related to the Ownership of Our Common Stock

•

We do not know whether a sufficient market will continue to develop for our common stock or what the market price of our common stock will be, and, as a result, it may be difficult for investors to sell shares of our common stock.

•	The market price of our common stock has historically been highly volatile and we expect it to continue to be volatile, which could result in substantial losses for investors who purchase our shares.
•	If we are unable to maintain effective internal controls, our business, financial position, and results of operations could be adversely affected.
•	Anti-takeover provisions in our charter documents and Delaware law may prevent or delay removal of incumbent management or a change of control.
•	Changes in our ownership could limit our ability to utilize net operating loss carryforwards.

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

Since 2017, we have concentrated a substantial portion of our research and development efforts on the treatment and detection of Alzheimer’s disease, an area of research that has seen significant failure rates. Further, our product candidates are based on new scientific approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and likelihood of success.

Since 2017, we have concentrated a substantial portion of our research and development efforts on experimental methods for the treatment and detection of Alzheimer’s disease. Prior efforts by biopharmaceutical companies to develop new treatments for Alzheimer’s disease have seen very limited clinical success. No new treatments have been approved for Alzheimer’s disease since 2003, and since that time, while many large clinical studies have been completed, no drug candidate has shown clear evidence of clinical efficacy in large, Phase 3 clinical studies. FDA-approved drugs for Alzheimer’s disease only address symptoms, and there are no FDA-approved disease modifying therapeutics available for patients with Alzheimer’s disease. Notwithstanding these substantial challenges to date, we seek to improve brain health by addressing the neurodegeneration and neuroinflammation components of Alzheimer’s disease. Our lead drug candidate for Alzheimer’s disease is based on a new approach of stabilizing – but not removing – a critical protein in the brain. We cannot be certain that our novel technologies will lead to an approvable or marketable product. In addition, because FDA has limited comparators to evaluate our lead drug candidate, we could experience a longer than expected regulatory review process and increased development costs.

We are heavily dependent on the success of simufilam and SavaDx, our product candidates which are still under clinical development. If these product candidates do not receive regulatory approval, we will be unable to generate product revenue and our business may be harmed.

Since inception, we have not succeeded in getting regulatory approval for our product candidates and we may never do so. In recent years we have invested a significant portion of our efforts and financial resources in the development of simufilam and SavaDx for the treatment and detection of Alzheimer’s disease, respectively. Our future success is substantially dependent on our ability to successfully complete clinical development and obtain regulatory approval for our product candidates, which may never occur. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to simufilam and SavaDx. This will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in one or more national jurisdictions and obtaining commercial-scale manufacturing supply. Substantial investment and significant efforts will be required before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities.

We have a limited operating history in our business targeting Alzheimer’s disease and no history of product approvals for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are an early clinical-stage biopharmaceutical company with a limited operating history in our business targeting Alzheimer’s disease. Since we commenced operations in 1998, we have had no product candidates approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have not initiated or completed a pivotal clinical study involving Alzheimer’s disease, obtained marketing approval for any product candidates, or conducted sales and marketing activities necessary for successful product commercialization. Our long operating history as a company without product revenue makes any assessment of our future success and viability subject to significant uncertainty.

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

We are at the early stages of development of our product candidates. To date, we have invested substantial effort and financial resources to identify, procure intellectual property for, and develop our programs in neurodegeneration, including conducting preclinical studies and early-stage clinical studies for our product candidates, simufilam and SavaDx, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

We may not be successful in our efforts to further develop our current product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates is in the early stages of development and will require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

We have never completed a product development program in neurodegeneration. None of our product candidates in neurodegeneration have advanced into late-stage development and we may not be able to initiate such program on anticipated timelines, if at all. Further, we cannot be certain that any of our product candidates will be successful in clinical studies. We may in the future advance product candidates into clinical studies and terminate such studies prior to their completion.

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

There can be no assurance that results of smaller Phase 1 and Phase 2 clinical trials with simufilam will be reproduced in the additional large, well-controlled studies that are required to demonstrate safety and efficacy in order to potentially receive regulatory approval.

Results of our Phase 1, Phase 2 and open-label safety studies with simufilam may not be predictive of the results of later-stage clinical trials. Simufilam may fail to show the desired safety and efficacy in later clinical trials despite having progressed through preclinical studies and initial clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, conclusions based on data from analyses of Phase 1 and Phase 2 clinical studies and open-label results may not be reproduced when implemented in large, well-controlled, randomized clinical trials. Even if our clinical trials for simufilam are completed as planned, we cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval.

We may encounter substantial delays in our clinical studies or may not be able to conduct or complete our clinical studies on the timelines we expect, if at all.

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND or a clinical study application (CTA) will result in FDA or European Medicines Agency (EMA), as applicable, allowing clinical studies to begin in a timely manner, if at all. Moreover, even if these studies begin, safety or other issues may arise that could suspend or terminate such clinical studies. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical studies include:

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

•	delays caused by disease epidemics or pandemics, such as COVID-19;

•	difficulty collaborating with patient groups and investigators;

•	failure by our CROs, other third parties, or us to adhere to clinical study requirements;

•	failure to perform in accordance with FDA’s or any other regulatory authority’s Code of Good Clinical Practice (GCPs) requirements, or applicable EMA or other regulatory guidelines in other countries;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional studies;

•	the cost of clinical studies of our product candidates being greater than we anticipate;

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

Even if FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

•	when the drug is launched into the market and related competition;

•	approved label claims;

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of our drugs;

•	perceptions by physicians regarding the cost-benefit of our product candidates;

•	published studies demonstrating the cost effectiveness of our drugs relative to competing products;

•	availability of reimbursement for our products from government or healthcare payers;

•	effectiveness of marketing and distribution efforts by us and other licensees and distributors.

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

We rely on various third parties to manufacture, fill, label, store, test and ship our product candidates. We plan to continue to outsource formulation, manufacturing and related activities. These suppliers must comply with cGMP regulations enforced by FDA and other government agencies, and are subject to ongoing periodic unannounced inspection, including preapproval inspections by FDA and corresponding state and foreign government agencies to ensure strict compliance with cGMP and other standards. These manufacturers may subsequently be stopped from producing, manufacturing, filling, labeling, storing, testing and shipping our product candidates due to their non-compliance with federal, state or local regulations. We do not have control over our suppliers’ compliance with these regulations and standards and we cannot control decisions by our suppliers that affect their ability or willingness to continue to supply us on acceptable terms, or at all.

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

We currently have no sales, marketing or distribution capabilities. We have not established commercial strategies regarding any of our product candidates. In order to commercialize our products, if any are approved by FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us.

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

Despite billions of dollars invested by the biopharmaceutical industry in research programs to develop novel therapeutics for Alzheimer’s disease, no FDA approved treatments have been developed in the past 15 years. In that span of time, many new types and classes of drugs have been developed and tested in Alzheimer’s disease, including monoclonal antibodies, g-secretase modulators and inhibitors, β-site amyloid precursor protein cleaving enzyme (BACE) inhibitors, receptor for advanced glycation end-products (RAGE) inhibitors, nicotinic agonists, serotonin subtype receptor (5HT6) antagonists, and others. Virtually all of these scientific programs have failed in clinical testing.

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

If we fail to successfully identify and develop additional product candidates, our commercial opportunity will be limited to Alzheimer’s disease or other neurodegenerations.

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

Early indications of safety, tolerability or biomarker results from our small clinical studies with simufilam may not predict the results of later studies.

Results of a Phase 1 clinical study with simufilam demonstrated safety, tolerability and pharmacokinetics in 24 healthy subjects exposed to 50-200 mg in a single ascending dose study. However, this was a small, “first-in-human” Phase 1 study designed to assess the initial safety characteristics of simufilam in healthy subjects and this study was not designed to, and did not, evaluate safety, tolerability and efficacy of simufilam in patients. Additional large, well-controlled, multi-dose studies will be required to evaluate the safety, tolerability and efficacy of simufilam to treat patients with any indication, including Alzheimer’s disease. There can be no assurance that such future studies will demonstrate the safety, tolerability or efficacy of simufilam.

Results of Phase 2 clinical studies with simufilam demonstrated a reduction in biomarkers of disease. However, these were small, clinical-proof-of-concept Phase 2 studies designed to assess the initial safety characteristics of simufilam in patients. Our Phase 2 program was not designed to, and did not, evaluate large-scale or long-term safety, tolerability and efficacy of simufilam in patients. Additional large, well-controlled, multi-dose studies will be required to evaluate the safety, tolerability and efficacy of simufilam to treat patients with any indication, including Alzheimer’s disease. There can be no assurance that such future studies will demonstrate the safety, tolerability or efficacy of simufilam. The failure of simufilam to show safety, tolerability or efficacy in any future clinical studies would significantly harm our business.

We have never obtained FDA approval for a diagnostic test and we may not be able to secure such approval in a timely manner or at all.

We are developing a blood-based diagnostic test for Alzheimer’s disease, called SavaDx, which will require FDA approval prior to commercialization. Our diagnostic product candidate, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by FDA pursuant to the FDCA, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDCA, a diagnostic must receive FDA clearance or approval before it can be commercially marketed in the U.S. The process of obtaining marketing approval or clearance from FDA or by comparable agencies in foreign countries for new products could:

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

The field of clinical laboratory testing is highly competitive. Diagnostic tests that are developed are characterized by rapid technological change. Our competitors in the U.S. and abroad are numerous and include, among others, major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and other research institutions. Most of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important biological markers and determine their function before we do. We could be adversely affected if we do not discover proteins or biomarkers and characterize their function, develop diagnostic and pharmaceutical and clinical services based on these discoveries, obtain required regulatory and other approvals and launch these tests and their related services before our competitors. We also expect to encounter significant competition with respect to any diagnostic tests that we may develop or commercialize. Those companies that bring to market new diagnostic tests before we do may achieve a significant competitive advantage in marketing and commercializing their tests. We may not be able to develop additional diagnostic tests successfully and we may not obtain or enforce patents, if any, covering these tests that provide protection against our competitors. Moreover, our competitors may succeed in developing diagnostic tests that circumvent our technologies or tests. Furthermore, our competitors may succeed in developing technologies or tests that are more effective or less costly than those developed by us or that would render our technologies or tests less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known and changes in intellectual property laws generate challenges to our intellectual property position.

We will need to develop our own proprietary antibodies to advance our SavaDx and our diagnostic program.

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

We focus substantially all of our research and development efforts on addressing neurodegenerations, such as Alzheimer’s disease. Collectively, efforts by biopharmaceutical companies in the field of neurodegenerative diseases have seen many failures and limited success in drug development. For example, there are no therapeutic options available to reverse Alzheimer’s disease, or even to halt its progress. Our future success is highly dependent on the successful development of our product candidates for treating Alzheimer’s disease. Developing and, if approved, commercializing our product candidates for treatment of Alzheimer’s disease subjects us to many challenges, including obtaining regulatory approval from FDA and other regulatory authorities who have only a limited set of precedents to rely on. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, or profitable.

Our Phase 2 clinical studies with simufilam in patients with Alzheimer’s disease are not designed to show a statistically meaningful difference between those patients who receive placebo and those who receive drug.

Clinical research data is often analyzed with statistical probability (p-value) to address the question of whether a clinical observation is related to a treatment effect, a random effect or something else. This, in turn, requires a clinical study to incorporate a sufficiently large sample patient population to infer the appropriate statistical analysis. By design, our Phase 2 clinical program with simufilam does not include a sufficiently large patient population to generate statistical probability on clinical observations. This feature may make it difficult for investors to properly interpret whether clinical observations in our Phase 2 studies with simufilam are important or meaningful. Conversely, our clinical studies may generate statistically meaningful data (i.e., p<0.05) with regard to biomarkers, or other endpoints, that have unknown or no clinical importance. In general, the distinction between statistical significance and clinical significance is a complex area of research that continues to evolve and may be subject to differences of opinion among scientists, clinicians and other professionals.

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

•	the size and severity of disease in the patient population;
•

the patient eligibility criteria defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical studies to a greater extent than competing clinical studies for the same indication that do not have biomarker-driven patient eligibility criteria;

•	the size of the study population required for analysis of the trial’s primary endpoints;
•	the design of our study protocol;
•	our ability to recruit clinical study investigators with the appropriate competencies and experience;

•	competing clinical studies for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•	our ability to obtain and maintain patient consents;
•	physicians’ patient referral practices that are out of our control;
•	our ability to adequately monitor patients and their caregivers during and after treatment; and
•	the risk that patients enrolled in clinical studies will not complete such studies, for any reason.

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

In addition, even if such clinical studies are successfully completed, we cannot guarantee that FDA or foreign regulatory authorities will interpret the results as we do, and more studies could be required before we submit our product candidates for approval. To the extent that the results of the studies are not satisfactory to FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional studies in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidates, which may also limit its commercial potential.

If our drug candidate causes or contribute to a death or a serious injury before or after approval, we will be subject to medical reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Our drug candidate in Alzheimer’s disease is aimed at a frail, elderly patient population that is in a state of perpetual cognitive decline. Under FDA medical reporting regulations, we are required to report to the FDA information that our drug candidate has or may have caused or contributed to a death or serious injury. Any such serious adverse event involving our drug could result in future FDA action, such as an inspection, enforcement action or warning, or in more serious cases, a complete shutdown of our clinical program. In the context of our ongoing clinical trial, we report adverse events to the FDA in accordance with applicable national and local regulations. Any corrective action, whether voluntary or involuntary, and either pre- or post-market, needed to address any serious adverse events will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

The market opportunities for simufilam and SavaDx, if approved, may be smaller than we anticipate.

If our clinical development programs succeed, we expect to seek regulatory approval of simufilam and SavaDx for patients with Alzheimer’s disease. Our projections of the number of patients with Alzheimer’s disease is based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations and market research, and may prove to be incorrect. The actual number of patients may turn out to be lower than expected. Additionally, the potential patient population for our current programs or future product candidates may be limited. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are smaller than anticipated, we may never achieve profitability without obtaining marketing approval for additional indications.

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

Risks Related to Government Regulation and Other Legal Compliance Matters

If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by FDA, EMA, and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical studies, and depends upon numerous factors, including the type, complexity, and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical, or other studies. The FDA has not approved a new drug for Alzheimer’s disease since 2003. We have not obtained regulatory approval for any product candidate, including our product candidates aimed at Alzheimer’s disease, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval in an initial or subsequent indication for many reasons, including but not limited to the following:

•	FDA, EMA, or comparable foreign regulatory authorities may disagree with the design, implementation, or results of our clinical studies;
•

FDA, EMA, or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities, or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•	we may be unable to demonstrate to FDA, EMA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio when compared to the standard of care is acceptable;
•	FDA, EMA, or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical studies;
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

•	the approval policies or regulations of FDA, EMA, or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to:

•	comply with the laws of FDA, EMA, and other comparable foreign regulatory authorities;
•	provide true, complete, and accurate information to FDA, EMA, and other comparable foreign regulatory authorities;
•	comply with manufacturing standards we have established;
•	comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or
•	report financial information or data accurately or to disclose unauthorized activities to us.

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

•

Section 216 of the federal Protecting Access to Medicare Act of 2014 (PAMA), which requires applicable laboratories to report private payer data in a timely and accurate manner every three years (and in some cases annually);

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

We have not yet completed long-term safety studies with simufilam to determine if this product candidate is safe for humans. Adverse events or other undesirable side effects caused by simufilam could cause us or regulatory authorities to interrupt, delay, or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by FDA, EMA, or other comparable foreign regulatory authorities.

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

Any regulatory approvals that our product candidates receive may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if FDA approves any of our product candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including but not limited to adverse events of unanticipated severity or frequency, or the discovery that adverse events previously observed in preclinical research or clinical studies that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution. Any of these events could prevent us from marketing our products and our business could suffer.

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

Any future litigation against us could be costly and time-consuming to defend.

Innovative drug development is highly litigious, and we may become subject, from time to time, to legal proceedings, claims and allegations that arise in the ordinary course of business or pursuant to governmental or regulatory enforcement activity. Regardless of merit, any lawsuits against us, individually or in the aggregate, may have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, any litigation to which we subsequently become a party might result in substantial costs and divert management's attention, time and resources, which might seriously harm our business, financial condition, results of operations and cash flows. Our insurance policies might not cover such claims, might not provide sufficient payments to cover all of the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. In particular, any claim could result in potential liability for us if the claim is outside the scope of the indemnification agreement we have with our third-party partners, or our third-party partners do not abide by the indemnification agreement as required, or the liability exceeds the amount of any applicable indemnification limits or available insurance coverage. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could have a material adverse effect on our financial condition, results of operations, cash flows or reputation.

A recent federal court ruling may mandate significant new disclosure requirements for clinical data dating back over a decade which may lead to costly or burdensome disclosures.

A recent federal court ruling may require all clinical study sponsors to report a decade’s worth of previously exempted clinical study data to the federal government for publication on ClinicalTrials.gov. In February 2020, the U.S. District Court for the Southern District of New York invalidated a prior interpretation of NIH regulations that had exempted many clinical studies conducted between 2007 and 2017 from reporting requirements mandated by the Food and Drug Administration Amendments Act. If this court ruling takes effect without appeal, or if it is upheld on appeal, it could require us to submit an onerous amount of old clinical data to the federal government. In many cases, we were the responsible party for generating such clinical data, but such prior data may be difficult or not feasible for us to access as a result of our strategic shift away from analgesic drug development in 2019.  We may no longer have control over, or access to, prior clinical data that we may legally be required to report to NIH in the future.  Furthermore, it is unclear whether such new disclosure requirements apply to inactive, failed or abandoned drug development programs. As a result of these uncertainties, the government’s recent ruling may leave us in a conflicted position or out of compliance with new disclosure requirements.  We currently do not and cannot understand or anticipate the full impact and potential implications of this court ruling on our business.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for any product candidates we develop, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop may be adversely affected.

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

U.S. intellectual property rights around diagnostic methods is a complex, evolving area of law and effective patent claims may not be available to us for our investigational diagnostic product candidate, SavaDx, in the United States.

The legal system for intellectual property around diagnostic methods is highly complex, remains uncertain and continues to evolve. In the U.S., patent courts have struggled to define a clear means of patent eligibility for modern age diagnostics. Case law interpretations from the U.S. Supreme Court has left certain important scientific advances in the area of diagnostics without effective patent claims. In 2012, the Supreme Court held that a simple process involving correlations between blood test results and patient health is not eligible for patent claims because such processes incorporate “laws of nature”. Since then, different outcomes from different courts, including Federal Circuit, district court and Patent Trial and Appeal Board decisions, have continued to create a sometimes vague or conflicting legal framework for determining the eligibility of patent claims for diagnostic methods. As a result, we cannot be certain how SavaDx fits into the current U.S. legal framework for obtaining effective patent claims. We currently have no U.S. patents or patent applications with respect to SavaDx, and it is only protected in the United States by trade secrets, know-how and other proprietary rights technology. Furthermore, claims for diagnostic methods can be complicated to enforce. For patent infringement to occur with a protected diagnostic, the patented method must generally either be performed by one person in its entirety or performed by multiple parties all under the control or direction of a single party. Accordingly, even if effective patent claims are issued for SavaDx, it may be impractical, impossible or even undesirable to enforce potential infringement claims.

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

Depending upon the timing, duration, and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act). The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the U.S. and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain a patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and growth prospects could be materially harmed.

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

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property which may prevent or delay the development of our product candidates.

The field of developing innovations for neurodegenerative diseases is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, the intellectual property landscape in this field is in flux, and it may remain uncertain in the future. Additionally, no products utilizing our underlying science and technology have yet reached the market. As such, there may be significant intellectual property related litigation and proceedings relating to our, and other third party, intellectual property and proprietary rights in the future.

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

Risks Related to Our Business and Operations

The worldwide outbreak of an infectious disease, called COVID-19, may materially and adversely affect our business operations and our ability to conduct clinical studies.

A widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has been declared by the World Health Organization to be a “public health emergency of international concern”; a national emergency by the President of the U.S; and a major disaster by several states in which we operate. This unprecedented spread of disease may affect our operations by causing a period of business disruption, including the potential interruption or halt of our clinical study activities and delays or disruptions in the supply of our products and product candidates, or the inability of our employees to continue their normal course of work due to disease, quarantine or leave requirements, or the possibility of legal claims and actions against us for claims of loss arising out of COVID-19. As a small company that operates with a limited number of employees, the impact of disease may disproportionately hurt our operations. Further, our business insurance may not provide coverage against economic loss or claims specifically tied to COVID-19 or any other disease.

COVID-19 presents many challenges that are without precedent. As such, we cannot presently assess or predict all current and potential uncertainties around the scope and severity of COVID-19 on our business operations with any meaningful precision. There is no assurance that COVID-19 will not have a material adverse impact on our future results. For example, the continued spread of COVID-19 could adversely impact our clinical study operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 could also negatively affect our manufacturing operations, which could result in delays or disruptions in the supply of our product candidates. A greater number of our employees working remotely during this outbreak of disease may expose us to greater risks related to cybersecurity and cyber-liability. Our study participants, vendors, employees, suppliers or others may allege they became sick due to our negligence. In addition, there could be a potential effect of a slowdown at FDA, which could result in delays of regulatory correspondence that are necessary for us to maintain or advance our product candidates in clinical studies. Further, the COVID-19 outbreak may adversely impact our ability to file on a routine and timely basis our obligations under federal securities laws, present new data at annual scientific meetings and professional conferences, reach out to institutional investors through in-person meetings, advance simufilam in a Phase 3 efficacy program, add an international component to our clinical studies, obtain additional financing as needed, engage in partnering discussions or conduct other activities necessary to the success of our business.

If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions related to COVID-19, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, results of operations and financial condition.

Our reliance on third parties for both the supply and manufacture of materials for our product candidates carries the risk that we will not have sufficient quality or quantities of such materials or product candidates, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

We also rely on third-parties for the supply of the raw materials required for the production of our product candidates, and we expect to continue to rely on third party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. Our current and anticipated future dependence upon others for the manufacture of any product candidates we may develop may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

We expect to grow the size and capabilities of our organization, including accessing new physical facilities, and we may experience difficulties in effectively managing this growth.

As our development plans and strategies develop, we expect to add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, retaining, and motivating additional employees;
•	leasing or purchasing additional physical facilities to accommodate our increasing employee headcount;
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

Our internal computer systems, or those used by third parties on whom we rely, may fail or suffer other breakdowns, cyberattacks, or information security breaches that could compromise the confidentiality, integrity, and availability of such systems and data, result in material disruptions of our development programs and business operations, risk disclosure of confidential, financial, or proprietary information, and affect our reputation.

In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information. Despite the implementation of security measures, our internal computer systems and those of our current or future Clinical Research Organizations (CROs) and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. If a breakdown, cyberattack, or other information security breach were to occur and cause interruptions in our operations, it could result in a misappropriation of confidential information, including our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss of clinical study data from completed, ongoing, or future clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical studies, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, financial, or proprietary information, including data related to our personnel, we could incur liability or risk disclosure of confidential, financial, or proprietary information, and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us.

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

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, disease epidemics or pandemics, such as COVID-19, a novel coronavirus first detected in 2019, and other natural or man-made disasters or business interruptions, for which we are partly or entirely uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Our day-to-day operations are located in a single office facility in Austin, Texas. Damage or extended periods of interruption to our corporate, development, or research facilities could cause us to cease or delay development of some or all our product candidates. Our insurance might not cover losses under such circumstances and our business may be seriously harmed by such delays and interruption.

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

We expect to rely on third parties to conduct our studies and some aspects of our research, and such third parties may not perform satisfactorily, which could delay or harm our studies, research, and testing.

We substantially rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of our research and preclinical testing and our clinical studies. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it will delay our product development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that all of our clinical studies are conducted in accordance with the general investigational plan and protocols for the trial. Moreover, FDA requires us to comply with the norms of Good Clinical Practice (GCPs) for conducting, recording, and reporting the results of clinical studies to assure that data and reported results are credible, reproducible, and accurate and that the rights, integrity, and confidentiality of study participants are protected. We also are required to register ongoing clinical studies and post the results of completed clinical studies on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

If our third-party vendors do not successfully carry out their contractual duties, meet expected deadlines, or conduct studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. For example, one of our vendors failed to fully comply with certain Good Laboratory Practice (GLP) norms in its research facility, which required us to repeat a lab study at a different research site.

We also rely on other third parties to label, store and distribute drug supplies for our clinical studies. Any performance failure on the part of our distributors, including with the shipment of any drug supplies, could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our product candidates, producing additional losses and depriving us of potential product revenue.

We do not own any manufacturing facilities and we rely on third-party commercial drug manufacturers for clinical drug supply.

We do not own any manufacturing facilities. We plan to continue to outsource formulation, manufacturing and related activities. We rely on a limited number of third-party suppliers to formulate, manufacture, fill, label, ship or store all of our product candidates. These suppliers must comply with current cGMP regulations enforced by FDA and other government agencies, and are subject to ongoing periodic unannounced inspection, including preapproval inspections by FDA and corresponding state and foreign government agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. These manufacturers may subsequently be stopped from producing, storing, shipping or testing our drug products due to their non-compliance with federal, state or local regulations. We do not have control over our suppliers’ compliance with these regulations and standards. We cannot control decisions by our suppliers that affect their ability or willingness to continue to supply us on acceptable terms, or at all. We may not be able to replace a commercial supplier on commercially reasonable terms, or at all. Replacing any of our commercial suppliers would be expensive and time consuming. Failure by any of our suppliers to perform as expected could delay or prevent commercialization of our product candidates or result in shortages, cost overruns, or other problems and would materially harm our business.

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

Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We expect that we may need to recruit talent from outside of our region in Austin, Texas, and doing so may be costly and difficult.

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

We may need to cease our operations if we are unable to attract and retain key personnel.

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

Risks Related to Financial Condition and Capital Requirements

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including a net loss of $6.3 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $174.9 million.

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

We have broad discretion in the application of the net proceeds from our financing transactions, and investors will not have the opportunity to assess whether the net proceeds are being used appropriately. We could spend the net proceeds from offerings in ways that vary substantially from their intended use, do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest the net proceeds from our financing transactions in a manner that does not produce income or that loses value.

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by FDA or foreign regulatory agencies to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our clinical studies or the development of any of our product candidates.

We may require additional capital to fund our operations and to complete the development of our product candidates. A failure to obtain this necessary capital on acceptable terms, or at all, could force us to delay, limit, reduce, or terminate our commercialization efforts, product development, or other operations.

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

As of December 31, 2020, we had cash and cash equivalents of $93.5 million. Subsequent to December 31, 2020, we completed a registered direct offering of our common stock for net proceeds of approximately $189.7 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operations for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

We may require additional capital for the further development of our product candidates. Additional capital may not be available when we need it, or on terms acceptable to us or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, limit, reduce or terminate our research and development programs or the commercialization of product candidates, if approved, or be unable to continue or expand our operations, or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition, results of operations, and growth prospects and cause the price of our common stock to decline.

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

Global credit and financial market conditions could negatively impact the value of our portfolio of cash equivalents and our ability to meet our financing objectives.

Our cash and cash equivalents are generally maintained in highly liquid investments with original maturities of 90 days or less at the time of purchase. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2020, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

Risks Related to the Ownership of Our Common Stock

We do not know whether a sufficient market will continue to develop for our common stock or what the market price of our common stock will be, and, as a result, it may be difficult for investors to sell shares of our common stock.

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

The market price of our common stock has historically been highly volatile, and we expect it to continue to be volatile, which could result in substantial losses for investors who purchase our shares.

For example, the closing price of our common stock has fluctuated from a low of $2.04 to a high of $87.95 over the 12 months preceding the filing date of this Form 10-K. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;

•	the results of our efforts to develop additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results or development timelines;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders, or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry, and market conditions.

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

Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

•	a classified board so that only one of the three classes of directors on our Board of Directors (the “Board”) is elected each year;
•	elimination of cumulative voting in the election of directors;
•	procedures for advance notification of stockholder nominations and proposals;
•	the ability of the Board to amend our bylaws without stockholder approval; and
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

As of December 31, 2020, we had aggregate federal net operating loss carryforwards of approximately $87.3 million, which begin to expire in 2029. Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a rolling three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards. Any such limitation, whether as the result of past offerings, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, nor do we plan to do so due to the significant costs and complexities associated with such study.

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

We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in prior offerings, and investors purchasing our shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock or securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in prior offerings. You may also be diluted upon the exercise of outstanding stock options as of December 31, 2020 to purchase 2,817,504 shares of our common stock at a weighted average price of $11.30 per share, and the future issuance of up to 252,188 compensatory equity awards authorized under our 2018 Omnibus Incentive Plan and up to 58,017 shares we may sell under our Employee Stock Purchase Plan.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires April 30, 2024.

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

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and, notwithstanding our special non-dividend distributions in December 2012 (of $0.75 per share of common stock totaling $34.0 million) and December 2010 (of $2.00 per share of common stock totaling $85.7 million), we have not paid and do not anticipate paying any cash dividends in the foreseeable future. As of January 25, 2021, there were approximately 28  registered holders of record of our common stock.

Item 6.    Selected Financial Data

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

Cassava Sciences, Inc. is a clinical-stage biotechnology company. Our mission is to detect and treat neurodegenerative diseases, such as Alzheimer’s disease. Our novel science is based on stabilizing – but not removing – a critical protein in the brain.

Over the past 10 years, we have combined state-of-the-art technology with new insights in neurobiology to develop novel solutions for Alzheimer’s disease and other neurodegenerative diseases. Our strategy is to leverage our unique scientific/clinical platform to develop a first-in-class program for treating neurodegenerative diseases, such as Alzheimer’s.

We currently have two clinical-stage biopharmaceutical assets under development:

•	our lead therapeutic product candidate is called simufilam, and it is a novel treatment for Alzheimer’s disease; and
•

our lead investigational diagnostic product candidate is called SavaDx, and it is a novel way to detect the presence of Alzheimer’s disease from a small sample of blood, possibly years before the overt appearance of clinical symptoms.

Our scientific approach for the treatment of Alzheimer’s disease seeks to simultaneously improve both neurodegeneration and neuroinflammation. We believe our ability to improve multiple vital functions in the brain represents a new, different and crucial approach to address Alzheimer’s disease.

Our lead therapeutic product candidate, simufilam, is a proprietary small molecule (oral) drug. Simufilam targets an altered form of a protein called filamin A (FLNA) in the Alzheimer’s brain. Published studies have demonstrated that the altered form of FLNA causes neuronal dysfunction, neuronal degeneration and neuroinflammation.

We believe simufilam improves brain health by reverting altered FLNA back to its native, healthy conformation, thus countering the downstream toxic effects of altered FLNA. We have generated and published experimental and clinical evidence of improved brain health with simufilam. Importantly, simufilam is not dependent on clearing amyloid from the brain. Since simufilam has a unique mechanism of action, we believe its potential therapeutic effects may be additive or synergistic with that of other therapeutic candidates aiming to treat neurodegeneration.

Simufilam has demonstrated a multitude of beneficial effects in animal models of disease, including normalizing neurotransmission, decreasing neuroinflammation, suppressing neurodegeneration, and restoring memory and cognition.

In 2019, we completed a small, first-in-patient, clinical-proof-of-concept, open-label Phase 2a study of simufilam in the U.S., with substantial support from the National Institute on Aging (NIA), a division of the NIH. Treatment with simufilam for 28 days significantly improved key biomarkers of Alzheimer’s pathology, neurodegeneration and neuroinflammation (p<0.001).  Biomarkers effects were seen in all patients in both cerebrospinal fluid (CSF) and plasma.

In September 2020, we announced final results of a Phase 2b study with simufilam in Alzheimer’s disease. In this clinical study funded by the NIH, Alzheimer’s patients treated with 50 mg or 100 mg of simufilam twice-daily for 28 days showed statistically significant (p<0.05) improvements in CSF biomarkers of disease pathology, neurodegeneration and neuroinflammation, versus Alzheimer’s patients who took placebo. In addition, Alzheimer’s patients treated with simufilam showed improvements in validated tests of episodic memory and spatial working memory, versus patients on placebo  (Effect Size 17-46%). Cognitive improvements correlated most strongly (R2=0.5) with decreases in levels of P-tau181.

In March 2020, we initiated a long-term open-label extension study to evaluate simufilam in patients with Alzheimer’s disease. This open-label, multi-center, extension study is intended to monitor the long-term safety and tolerability of simufilam 100 mg twice-daily for 12 or more months. The study’s initial target enrollment was approximately 100 patients with mild-to-moderate Alzheimer’s disease and, in February 2021, was increased to approximately 150 patients. This study uses the Alzheimer's Disease Assessment Scale-Cognitive Subscale (ADAS-Cog-11) to assess cognitive symptoms of dementia and the Neuropsychiatric Inventory (NPI) to assess the presence and severity of dementia-related behavior. Both scales are widely used clinical tools in trials of Alzheimer’s disease.

On February 2, 2021, we announced results of the first of two preplanned interim analysis of our open-label study of simufilam. The first interim analysis summarizes clinical data at the midway point of enrollment, i.e., the first 50 patients who have completed at least 6 months of drug treatment. Patients’ cognition and behavior scores both improved following six months of simufilam treatment, with no safety issues. Six months of simufilam treatment improved cognition scores by 1.6 points on ADAS-Cog11, a 10% mean improvement from baseline to month 6. In these same patients, simufilam also improved dementia-related behavior, such as anxiety, delusions and agitation, by 1.3 points on the Neuropsychiatric Inventory, a 29% mean improvement from baseline to month 6.

Based on the interim results and inbound demand from Alzheimer’s patients and their caregivers, we announced significant changes to the open-label program, including an increase in the enrollment target by up to 50 additional patients, for a total target of approximately 150 patients. This study had enrolled approximately 80 patients as of February 2021.

We expect to announce results of a second planned interim analysis on safety and cognition for our open-label study approximately mid-2021. The second interim analysis is intended to summarize clinical data on the first 50 patients who complete at least 12 months of open label drug treatment.

On February 22, 2021, we announced the successful completion of an End-of-Phase 2 (EOP2) meeting with the FDA for simufilam. Official EOP2 meeting minutes indicate we and the FDA agree on key elements of a pivotal Phase 3 clinical program in support of a New Drug Application (NDA) filing for simufilam in Alzheimer’s disease. We believe agreements reached during the EOP2 meeting show a clear path forward for advancing simufilam into Phase 3 studies. We expect to initiate a pivotal Phase 3 program with simufilam in Alzheimer’s disease in the second half of 2021.

Our diagnostic effort, called SavaDx, is an early-stage program focused on detecting the presence of Alzheimer’s disease from a small sample of blood, possibly years before the overt appearance of clinical symptoms. We are developing SavaDx as a fast, accurate and quantitative blood-based investigational biomarker/diagnostic to detect and monitor Alzheimer's disease. The goal is to make the detection of Alzheimer’s disease as simple as getting a blood test. We expect to initiate a validation/disease specificity study of SavaDx in 2021.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $174.9 million at December 31, 2020. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical studies as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include non-cash stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical studies for our product candidates and our need for clinical supplies.

We believe that our cash and cash equivalents at December 31, 2020, will enable us to fund our operating expenses for at least the next 12 months. In addition, we may seek in the future to fund our operations through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or reach profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase substantially in the future as we:

•	initiate a large-scale manufacturing campaign for simufilam;
•	plan to initiate a Phase 3 program with simufilam
•	conduct other preclinical and clinical studies for our product candidates;
•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our product candidates;
•	implement additional internal systems and develop new infrastructure;
•	acquire or in-license additional products or technologies, or expand the use of our technology;
•	maintain, defend and expand the scope of our intellectual property; and
•	hire additional personnel.

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our product candidates. If our development efforts result in regulatory approval and successful commercialization of our product candidates, we will generate revenue from direct sales of our drugs and/or, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, our collaborators, CDMOs, CROs and clinical research sites for a significant portion of our product development efforts.

The following table summarizes expenses which have been reduced for reimbursements received for NIH grants (in thousands):

	Year ended
	December 31,
	2020	2019
Research and development expenses - gross	$7,292	$6,297
Less: Reimbursement from NIH grants	4,239	4,729
Research and development expenses - net	$3,053	$1,568

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for preclinical studies and clinical studies and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the year ended December 31, 2020 and 2019, we received $4.2 million and $4.7 million from research grants from the NIH. These reimbursements were recorded as a reduction to our research and development expenses.

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

•

2020 Cash Incentive Bonus Plan. In 2020, we established the 2020 Cash Incentive Bonus Plan (the “Plan”) to incentivize Plan participants. Awards under the Plan are accounted for as liability awards under ASC 718 “Stock-based Compensation”. The fair value of each potential Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the Plan will be recognized over the expected achievement period for each Plan award, when a Performance Condition is considered probable of being met.

The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in our market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless our market capitalization increases significantly and (1) we complete a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan, to render payment (each, a “Performance Condition”), neither of which may ever occur. Because of the inherent discretion and uncertainty regarding these requirements, we have concluded that a Plan grant date has not occurred as of December 31, 2020. No actual cash payments were authorized or made to participants under the Plan during the year ended December 31, 2020.

•

Stock-based Compensation. We recognize non-cash expense for the fair value of stock options and other share-based awards. We use the Black-Scholes option valuation model to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. It recognizes the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. The amendments in this update provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial statements.

Results of Operations

Research and Development Expense

Research and development expense consist primarily of costs of drug development work associated with our product candidates, including:

•	clinical studies,
•	preclinical testing,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses increased to $3.1 million in 2020 from $1.6 million in 2019, representing a 95% increase. This increase was due primarily to costs related to manufacture clinical trial supplies in anticipation of launching a Phase 3 clinical program in simufilam as well as lower NIH reimbursement compared to the prior year.  We received NIH reimbursement of $4.2 million from research grants in 2020 recorded as a reduction to research and development expense, as compared to $4.7 million in 2019.

Research and development expenses included non-cash stock-based compensation expenses of $0.5 million in both 2020 and 2019.

We expect research and development expense to increase in future periods as we plan to hire new personnel, manufacture drug supply, continue our development efforts and launch a Phase 3 clinical program in simufilam.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. Allocated expenses consist primarily of facility costs. We incur expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, additional audit expenses, investor relations activities, SOX compliance expenses and other administrative expenses and professional services. General and administrative expense increased to $3.7 million in 2020 from $3.4 million in 2019, representing a 10% increase. The increase was due primarily to higher insurance expenses and professional fees compared to the prior year, partially offset by lower non-cash stock-based compensation expense.

General and administrative expenses included non-cash stock-based compensation expenses of $0.5 million in 2020 compared to $0.8 million in 2019. We expect general and administrative expense for 2021 will increase compared to 2020 due to higher operating costs such as insurance, office space and information technology related expenses.

Gain on Sale of Property and Equipment

During the year ended December 31, 2020, we sold surplus manufacturing equipment to an independent third party and received proceeds totaling $360,000. The original cost of the property and equipment was $892,000 and accumulated depreciation was $878,000, resulting in a gain on sale of property and equipment of $346,000 during the year ended December 31, 2020. There were no sales of property and equipment during the year ended December 31, 2019.

We do not expect any future gains on sales of property and equipment.

Interest Income

Interest and other income, net, was $112,000 in 2020 compared to $328,000 in 2019. The decrease was due primarily to a significant decrease in interest rates in 2020 compared to the prior year.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaborative agreements and interest earned on our investments. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2020, cash and cash equivalents totaled $93.5 million.

2021 Registered Direct Offering

On February 12, 2021, we completed a common stock offering pursuant to which certain investors purchased 4,081,633 shares of common stock at a price of $49.00 per share. Net proceeds of the offering were approximately $189.7 million after deducting offering expenses.

2020 Follow-on Public Offering

On November 13, 2020, we completed the sale of 9,375,000 shares of our common stock in an underwritten public offering at a price of $8.00 per share. We received net proceeds from the offering of approximately $70.3 million after deducting underwriting discounts and offering expenses.

Common Stock Warrants

In August 2018, we issued warrants to purchase up to an aggregate of 9.1 million shares of its common stock in conjunction with an offering of our common stock.

During 2019, we received proceeds of $5.9 million from the exercise of 4.6 million shares pursuant to warrants. During 2020, we received proceeds of $4.9 million from the exercise of 4.0 million shares pursuant to warrants. During 2021, we received proceeds of $0.7 million from the exercise of an additional 0.6 million shares pursuant to warrants. There were no warrants outstanding following the 2021 exercises.

At the Market (ATM) Common Stock Issuance

On March 27, 2020, we established an at-the-market offering program (ATM) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission (the SEC) on May 5, 2020. We are obligated to pay a commission of 3.0% of the gross proceeds from the sale of shares of common stock in the offering. We are not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the year ended December 31, 2020.

NIH Research Grant Awards

Our research has been supported by NIH under multiple research grant awards. Strong, long-term support from NIH has allowed us to advance our two lead product candidates, simufilam and SavaDx, into clinical development.

In March 2020, we were awarded a supplemental research funding grant from NIH of up to $374,000.  In April 2020, we were awarded a research grant from NIH of up to $2.5 million. These new, non-dilutive research grants are intended to strengthen our clinical program of simufilam, our investigational drug to treat Alzheimer’s disease. All of our NIH research grant awards are paid out on a reimbursement basis and require milestone-based technical progress.

2020 Cash Incentive Bonus Plan Obligations

On August 26, 2020, the Board approved the 2020 Cash Incentive Bonus Plan (the Plan). The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee determines the Company has sufficient cash on hand, as defined in the Plan. Plan participants will be paid all earned cash bonuses in the event of a Merger Transaction.

The Company’s market capitalization, including all outstanding stock options,  was $89.4 million at the inception of the Plan on August 26, 2020. If the Company were to exceed a $5 billion market capitalization for no less than 20 consecutive trading days, and conditions noted above for payment are met, all Plan milestones would be deemed achieved, in which case total cash bonus awards would range from a minimum of $137.4 million up to a hypothetical maximum of $322.3 million.

The Company’s potential financial obligation to plan participants at December 31, 2020 totaled $7.3 million, based upon the achievement of one Plan milestone in the Company’s market capitalization. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. Subsequent to December 31, 2020, the Company’s market capitalization increased substantially. These increases triggered the achievement of eight additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $59.9 million up to a hypothetical maximum of $145.0 million, with exact amounts to be determined by the Compensation Committee.

No actual cash payments were made to participants under the Plan during the year ended December 31, 2020, or through the filing date of this Form 10-K.

Use of Cash

Net cash used in operating activities was $5.4 million for the year ended December 31, 2020, resulting primarily from the net loss reported of $6.3 million and a gain on sale of property and equipment of $0.3 million, partially offset by non-cash stock-based compensation expense of $1.0 million and changes in operating assets and liabilities of $0.3 million.

Net cash used in operating activities was $2.5 million for 2019, resulting primarily from a $4.6 million net loss incurred partially offset by $1.3 million of non-cash stock-based compensation expense and $0.8 million from changes in operating assets and liabilities.

Net cash provided by investing activities during the year ended December 31, 2020 was $360,000 for proceeds received from the sale of property and equipment.

Net cash used in investing activities was $18,000 for 2019 from purchases of computer equipment.

Net cash provided by financing activities during the year ended December 31, 2020 was $75.4 million consisting of $70.3 million proceeds from our follow-on public offering of common stock in November 2020, $4.9 million proceeds from exercise of common stock warrants and $0.3 million from exercise of stock options.

Net cash provided by financing activities for 2019 was $5.8 million consisting of $5.9 million proceeds from exercise of common stock warrants partially offset by $0.1 million in offering expenses related the 2018 sale of common stock and warrants.

Realization of our deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance.

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in April 2024. Future lease payments are as follows (in thousands):

For the year ending December 31,
2021	$66
2022	102
2023	107
2024	36
Total future lease payments	$311

We have an accumulated deficit of $174.9 million at December 31, 2020. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us.

Off-balance Sheet Arrangements

As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K, the information called for by Item 7A is not required.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cassava Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cassava Sciences, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Development Expenses

Description of the Matter

As explained in Note 2 to the financial statements, the Company has various research and development contracts with research institutions and other third-party vendors, the costs under which are recorded as research and development expenses as incurred. The Company records an accrual for estimated ongoing research and development costs incurred but not yet billed at the end of each reporting period. At December 31, 2020, accrued development expense totaled $719,000, resulting primarily from patient clinical trials and ongoing drug manufacturing activities.

Auditing the Company’s accrued development expense was challenging because the accrual involved a higher degree of management judgment to estimate costs incurred for patient clinical trials and drug manufacturing activities at the end of the reporting period. An estimate of the costs incurred was necessary due to the long duration of the clinical trials, the progress of drug manufacturing activities, and the delayed timing of invoices received from third parties.

How We Addressed the Matter in Our Audit

To evaluate the adequacy of the Company’s accrued development expense, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimate, evaluating the significant assumptions used by management to estimate the accrual, and recalculating the accrual. To evaluate the significant assumptions (i.e., progress of patient clinical trials, progress of drug manufacturing activities), on a sample basis, we obtained external confirmation of key clinical trial contract terms and conditions directly from third parties, agreed information used in the estimate to the contracts with third parties and any amendments thereto, and corroborated the progress of clinical trials and drug manufacturing activities through inquiry of Company personnel who oversee research and development efforts. We also obtained and reviewed subsequent invoices received from third parties to corroborate the accrual at the end of the reporting period.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Austin, Texas

March 23, 2021

CASSAVA SCIENCES, INC.

BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$93,506	$23,081
Other current assets	488	268
Total current assets	93,994	23,349
Operating lease right-of-use assets	295	90
Property and equipment, net	11	47
Total assets	$94,300	$23,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$911	$453
Accrued development expense	719	777
Accrued compensation and benefits	83	58
Operating lease liabilities, current	58	90
Other current liabilities	94	9
Total current liabilities	1,865	1,387
Operating lease liabilities, non-current	235	—
Total liabilities	2,100	1,387
Commitments and contingencies (Notes 7 and 8)
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 35,237,987 and 21,841,810 shares issued and outstanding at December 31, 2020 and 2019, respectively	35	22
Additional paid-in capital	267,086	190,664
Accumulated deficit	(174,921)	(168,587)
Total stockholders' equity	92,200	22,099
Total liabilities and stockholders' equity	$94,300	$23,486

See accompanying notes to financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2020	2019
Operating expenses:
Research and development, net of grant reimbursement	$3,053	$1,568
General and administrative	3,739	3,391
Gain on sale of property and equipment	(346)	—
Total operating expenses	6,446	4,959
Operating loss	(6,446)	(4,959)
Interest income	112	328
Net loss	$(6,334)	$(4,631)
Net loss per share, basic and diluted	$(0.24)	$(0.27)
Shares used in computing net loss per share, basic and diluted	26,105	17,412

See accompanying notes to financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

				Accumulated
				other		Total
	Common stock		Additional	comprehensive	Accumulated	stockholders'
	Shares	Par value	paid-in capital	income	deficit	equity
Balance at December 31, 2018	17,219,300	$17	$183,567	$—	$(163,956)	$19,628
Non-cash stock-based compensation for:
Stock options for employees	—	—	1,287	—	—	1,287
Stock options for non-employees	—	—	9	—	—	9
Issuance costs from 2018 sale of common stock and warrants	—	—	(60)	—	—	(60)
Issuance of common stock pursuant to exercise of warrants	4,622,510	5	5,861	—	—	5,866
Net loss	—	—	—	—	(4,631)	(4,631)
Balance at December 31, 2019	21,841,810	$22	$190,664	$—	$(168,587)	$22,099
Non-cash stock-based compensation for:
Stock options for employees	—	—	961	—	—	961
Stock options for non-employees	—	—	27	—	—	27
Issuance of common stock pursuant to exercise of stock options	71,105	—	256	—	—	256
Issuance of common stock pursuant to exercise of warrants	3,950,072	4	4,936	—	—	4,940
Common stock issued in conjunction with follow-on public offering, net of issuance costs	9,375,000	9	70,242	—	—	70,251
Net loss	—	—	—	—	(6,334)	(6,334)
Balance at December 31, 2020	35,237,987	$35	$267,086	$—	$(174,921)	$92,200

See accompanying notes to financial statements.

CASSAVA SCIENCES, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,334)	$(4,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation	988	1,296
Depreciation and amortization	22	58
Gain on sale of property and equipment	(346)	—
Changes in operating assets and liabilities:
Other current assets	(220)	(23)
Operating lease right-of-use assets and liabilities	(2)	—
Accounts payable	458	159
Accrued development expense	(58)	621
Accrued compensation and benefits	25	(3)
Other current liabilities	85	9
Net cash used in operating activities	(5,382)	(2,514)
Cash flows from investing activities:
Purchases of property and equipment	—	(18)
Proceeds from sale of property and equipment	360	—
Net cash provided by (used in) investing activities	360	(18)
Cash flows from financing activities:
Issuance costs from 2018 sale of common stock and warrants	—	(60)
Proceeds from exercise of stock options	256	—
Proceeds from exercise of common stock warrants	4,940	5,866
Proceeds from follow-on public offering, net of issuance costs	70,251	—
Net cash provided by financing activities	75,447	5,806
Net increase in cash and cash equivalents	70,425	3,274
Cash and cash equivalents at beginning of period	23,081	19,807
Cash and cash equivalents at end of period	$93,506	$23,081

See accompanying notes to financial statements.

CASSAVA SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

1.  General and Liquidity

Cassava Sciences, Inc. (the Company), formerly known as Pain Therapeutics, Inc., develops proprietary products that offer significant improvements to patients and healthcare professionals. The Company generally focuses its product development efforts on disorders of the nervous system.

Coronavirus Disease 2019 (COVID-19)

The recent, widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has not significantly impacted the Company’s operations or financial condition as of March 23, 2021. However, this pandemic has created a dynamic and uncertain situation in the national economy. The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $174.9 million at December 31, 2020. The Company expects its cash requirements to be significant in the future. The amount and timing of its future cash requirements will depend on regulatory and market acceptance of the Company’s product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

Proceeds from Grants

In 2020, the Company received $4.2 million of reimbursement from the National Institutes of Health and National Institute on Drug Abuse and $4.7 million in 2019. The Company records the proceeds from these grants as reductions to its research and development expenses.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company invests in cash and cash equivalents and, in the past, marketable securities. The Company considers highly-liquid financial instruments with original maturities of three months or less to be cash equivalents. Highly liquid investments that are considered cash equivalents include money market accounts, money market funds and certificates of deposit. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these securities.

The Company’s investment policy allows for investments in marketable securities with active secondary or resale markets, establishes diversification and credit quality requirements and limits investments by maturity and issuer. The Company maintains its investments at one financial institution.

Fair Value Measurements

The Company reports its cash and cash equivalents at fair value as Level 1, Level 2 or Level 3 using the following inputs:

•	Level 1 includes quoted prices in active markets. The Company bases the fair value of money market funds on Level 1 inputs.
•

Level 2 includes significant observable inputs, such as quoted prices for identical or similar investments, or other inputs that are observable and can be corroborated by observable market data for similar securities. The Company uses market pricing and other observable market inputs obtained from third-party providers. It uses the bid price to establish fair value where a bid price is available. The Company bases the fair value of its certificates of deposit, if any, on Level 2 inputs.

•	Level 3 includes unobservable inputs that are supported by little or no market activity. The Company does not have any investments where the fair value is based on Level 3 inputs.

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. A certificate of deposit totaling $13.0 million at December 31, 2019 was included within cash equivalents as a Level 2 input. The fair value of the remainder of cash and cash equivalents, including money market accounts, was based on Level 1 inputs at December 31, 2020 and 2019.

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

Net Loss per Share

Basic net loss per share is computed on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted net loss per share is computed on the basis of the weighted-average number of common shares outstanding plus dilutive potential common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding equity awards and warrants. There is no difference between the Company’s net loss and comprehensive loss. The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands, except net loss per share data):

	Year ended December 31,
	2020	2019
Numerator:
Net loss	$(6,334)	$(4,631)
Denominator:
Shares used in computing net loss per share, basic and diluted	26,105	17,412
Net loss per share, basic and diluted	$(0.24)	$(0.27)

Dilutive common stock options excluded from net loss per share, diluted	2,145	2,932
Common stock warrants excluded from net loss per share, diluted	554	4,504

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

Incentive Bonus Plan

In 2020, the Company established the 2020 Cash Incentive Bonus Plan (the “Plan”) to incentivize Plan participants.  Awards under the Plan are accounted for as liability awards under ASC 718 “Stock-based Compensation”. The fair value of each potential Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the Plan will be recognized over the expected achievement period for each Plan award, when a Performance Condition is considered probable of being met.  See Note 8 for further discussion of the Plan.

Leases

The Company recognizes assets and liabilities that arise from leases. For operating leases, the Company is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statements of financial position. As the Company`s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

In December 2019, the FABS issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying Accounting for Income Taxes as part of its initiative to reduce complexity in the accounting standards. The guidance amended certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance amends accounting for the interim period effects of changes in tax laws or rates and simplifies aspects of the accounting for franchise taxes. The guidance is effective for annual periods beginning after December 15, 2020, and is applicable for the Company in fiscal year 2021. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. The amendments in this update provide guidance on how to assess whether certain transactions between collaborative arrangement participants should be accounted for within the revenue recognition standard. The amendments in this update are effective for interim and annual periods for the Company beginning on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial statements.

3.  Property and Equipment

The Company’s property and equipment include furniture and equipment. Depreciation is recognized using the straight-line method over the expected life of the property and equipment.

During the year ended December 31, 2020, the Company sold surplus manufacturing equipment to an independent third party and received proceeds totaling $360,000. The original cost of the property and equipment was $892,000 and accumulated depreciation was $878,000, resulting a gain on sale of property and equipment of $346,000 during the year ended December 31, 2020. There were no sales of property and equipment during year ended December 31, 2019.

4.  Stockholders' Equity and Stock-Based Compensation

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

2021 Registered Direct Offering

On February 12, 2021, the Company completed a common stock offering pursuant to which certain investors purchased 4,081,633 shares of common stock at a price of $49.00 per share. Net proceeds of the offering were approximately $189.7 million after deducting offering expenses.

2020 Follow-on Public Offering

On November 13, 2020, the Company completed the sale of 9,375,000 shares of Cassava common stock in an underwritten public offering at a price of $8.00 per share. The Company received net proceeds from the offering of $70,251,000 after deducting underwriting discounts and offering expenses.

Common Stock Warrants

In August 2018, the Company issued warrants to purchase up to an aggregate of 9.1 million shares of its common stock in conjunction with an offering of its common stock.

During 2020, the Company received proceeds of $4.9 million from the exercise of 4.0 million shares pursuant to warrants. During 2019, the Company received proceeds of $5.9 million from the exercise of 4.6 million shares pursuant to warrants.

Subsequent to December 31, 2020, the Company received proceeds of $0.7 million from the exercise of an additional 0.6 million shares pursuant to warrants. There were no warrants outstanding following the 2021 exercises.

Warrants outstanding as of December 31, 2020 and 2019 were as follows:

			Number of Shares Outstanding under Warrant
			December 31,
Issuance Date	Expiration Date	Exercise Price Per Share	2020	2019

August 17, 2018	February 17, 2021	1.25	554,019	4,496,116
August 17, 2018	February 17, 2021	1.59	—	7,975
			554,019	4,504,091

At the Market (ATM) Common Stock Issuance

On March 27, 2020, the Company established an at-the-market offering program (ATM) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission (the SEC) on May 5, 2020. The Company is obligated to pay a commission of 3.0% of the gross proceeds from the sale of shares of common stock in the offering. The Company is not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the year ended December 31, 2020.

2008 Equity Incentive Plan

Under the Company’s 2008 Equity Incentive Plan, or 2008 Equity Plan, its employees, directors and consultants received share-based awards, including grants of stock options and performance awards. The 2008 Equity Plan expired in December 2017. Share-based awards generally expire ten years from the date of grant.

2018 Equity Incentive Plan

In  January 2018, the Company’s Board approved the Company’s 2018 Omnibus Incentive Plan (the 2018 Plan). The Company’s Board or a designated Committee of the Board is responsible for administration of the 2018 Plan and determined the terms and conditions of each option granted, consistent with the terms of the 2018 Plan. The Company’s employees, directors, and consultants are eligible to receive awards under the 2018 Plan, including grants of stock options and performance awards. Share-based awards generally expire ten years from the date of grant. The 2018 Plan provides for issuance of up to 1,000,000 shares of common stock, par value $0.001 per share under the 2018 Plan, subject to adjustment as provided in the 2018 Plan.

When stock options or performance awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. The Company then uses its cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Stock Options

The following summarizes information about stock option activity during 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			In years	In millions
Outstanding as of December 31, 2019	3,210,965	$12.27	6.05	$4.2
Options granted	60,000	7.25
Options exercised	(71,105)	3.60
Options forfeited/canceled	(382,356)	20.31
Outstanding as of December 31, 2020	2,817,504	11.30	5.60	$6.4
Vested and expected to vest at December 31, 2020	2,817,504	11.30	5.60	$6.4
Exercisable at December 31, 2020	2,167,633	$13.86	4.85	$3.7

The following summarizes information about stock options at December 31, 2020 by a range of exercise prices:

		Options outstanding			Options exercisable
			Weighted
			average	Weighted		Weighted
		Number of	remaining	average	Number of	average
Range of exercise prices		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$0.95	$1.88	659,688	8.4	$1.47	251,613	$1.31
$3.24	$4.09	812,094	6.7	$3.51	643,377	$3.48
$4.10	$13.09	598,462	5.0	$10.89	525,383	$11.42
$14.21	$35.00	619,599	2.8	$24.02	619,599	$24.02
$36.40	$53.55	127,661	0.7	$51.72	127,661	$51.72
		2,817,504	5.6	$11.30	2,167,633	$13.86

The Company uses Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of the Company’s common stock. It used certain factors to value each stock option granted, which resulted in a weighted average fair value of options granted during 2020 and 2019, as follows:

	2020	2019
Volatility	123% to 139%	118% to 119%
Risk-free interest rates	0.46% to 0.78%	1.7% to 2.5%
Expected life of option	7 years	7 years
Dividend yield	zero	zero
Forfeiture rate	zero	zero
Weighted average fair value of stock options granted	$6.69	$1.60

Volatility is based on reviews of the historical volatility of the Company’s common stock. Risk-free interest rates are based on yields of U.S. treasury notes in effect at the date of grant. Expected life of option is based on actual historical option exercises. Dividend yield is zero because the Company does not anticipate paying cash dividends in the foreseeable future.

As of December 31, 2020, the Company expects to recognize compensation expense of $1.5 million related to non-vested options held by equity plan participants over the weighted average remaining recognition period of 2.1 years.

Subsequent to December 31, 2020, there were 20,385 stock options exercised resulting in proceeds to the Company totaling $169,000.

Performance Awards

The following summarizes information about performance award activity during 2020:

Number of Performance Awards
Outstanding as of December 31, 2019	138,055
Granted	—
Vested performance awards	—
Forfeited/Canceled	—
Outstanding as of December 31, 2020	138,055

If and when outstanding performance awards vest, the Company would recognize $2.3 million in non-cash stock-based compensation expense. These performance awards expire between 2022 and 2026.

Stock-Based Compensation Expense

The following summarizes information about non-cash stock-based compensation expense, in thousands:

	Year ended
	December 31,
	2020	2019
Research and development	$453	$542

General and administrative	535	754

Total non-cash stock-based compensation expense	$988	$1,296

5.  Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of all employees. Through December 31, 2020, the Company has not made any matching contributions to the 401(k) plan.

6.  Income Taxes

The Company did not provide for income taxes in 2020 and 2019 because it had book and federal taxable losses in those years and the tax benefit that would have resulted from the pre-tax losses was fully offset by a change in the valuation allowance.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2020 and 2019 was as follows:

	Year ended December 31,
	2020	2019
Tax at federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	—	—
Share-based compensation	(42.8)	(2.4)
Research and development credits	1.6	0.6
Change in valuation allowance	20.2	(19.2)
Effective income tax rate	—%	—%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred taxes assets at December 31, 2020 and 2019 were valued at the corporate tax rate of 21%. The Company offsets its deferred tax assets by a valuation allowance because it is uncertain about the timing and amount of any future profits. Significant components of its deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$18,333	$17,110
Share-based compensation	3,230	5,817
Research and development credit carryforwards	6,687	6,587
Other	264	237
Total deferred tax assets:	28,514	29,751
Valuation allowance	(28,447)	(29,725)
Net deferred tax assets:	67	26
Deferred tax liabilities:
Property and equipment	(5)	(7)
Operating lease right-of-use assets	(62)	(19)
Total deferred tax liabilities:	(67)	(26)
Net deferred tax asset / (liability):	$—	$—

The valuation allowance decreased by $1.3 million in 2020. The valuation allowance decreased by $2.4 million due to a write down of the share-based compensation deferred tax asset and is offset in part by a $1.1 million increase due to additional book losses during the year. The valuation allowance increased by $0.9 million in 2019 due to additional book losses during the year.

The Company’s pre-tax net operating loss carryforwards of $87.3 million are federal, of which $74.1 million expires between 2029 and 2039 and $13.2 million carries forward indefinitely. As of December 31, 2020, the Company had federal research and development tax credits of approximately $11.1 million, which expire in the years 2023 through 2040.

Unrecognized tax benefits

As of December 31, 2020 and 2019, the Company has unrecognized tax benefits related to tax credits of $4.5 million and $4.4 million, respectively. None of the unrecognized tax benefits as of December 31, 2020, if recognized, would impact the effective tax rate due to the valuation allowance and no interest or penalties have been recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2020	2019
Beginning balance	$4,400	$4,400
Additions based on tax positions related to the current year	100	—
Ending balance	$4,500	$4,400

As of December 31, 2020, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

The Company files U.S. and Texas income tax returns. In the United States, the statute of limitations with respect to the federal income tax returns for tax years after 2016 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2017 tax year and make adjustments to these net operating loss carryforwards. We are not under audit in any taxing jurisdiction at this time.

7.  Leases and Commitments

Right-of-use Asset and Liability

The Company has a single non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas, which is used for the development of novel products. On September 4, 2020, the Company entered into a lease amendment that extended the lease termination date to April 30, 2024 and set new rental rates effective as of January 1, 2021. Future lease payments are (in thousands).

For the year ending December 31,
2021	$66
2022	102
2023	107
2024	36
Total future lease payments	311
Less: imputed interest	(18)
Total	$293

Rent expense was $0.1 million for the year ended December 31, 2020 and 2019.

The Company recorded a right-of-use asset and lease liability of $316,000 as a result of the lease modification in September 2020. The Company utilized a discount rate of 3.25% for the modified lease to determine the present value of the future lease payments, which approximated the Company’s incremental borrowing rate in September 2020. There were no right-of-use assets exchanged for operating lease liabilities during the year ended December 31, 2019.

Cash paid for operating lease liabilities totaled $99,000 and $95,000 during the years ended December 31, 2020 and 2019, respectively.

Other Commitments

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

The Company is dependent on contract development and manufacturing organizations for the manufacture of all our materials for clinical studies.

Note 8.  2020 Cash Incentive Bonus Plan

On August 26, 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of December 31, 2020. Plan participants will be paid all earned cash bonuses in the event of a Merger Transaction.

The Company’s market capitalization for purposes of the Plan is determined based on either (1) the Company’s closing price of one share on the Nasdaq Capital Market multiplied by the total issued and outstanding shares and options to purchase shares of the Company or (2) the aggregate consideration payable to security holders of the Company in a Merger Transaction. This constitutes a market condition under applicable accounting guidance.

The Plan triggers a potential cash bonus each time the Company’s market capitalization increases significantly, up to a maximum $5 billion in market capitalization. The Plan specifies 14 incremental amounts between $200 million and $5 billion  (each increment, a “Valuation Milestone”). Each Valuation Milestone triggers a potential cash bonus award in a pre-set amount defined in the Plan. Each Valuation Milestone must be achieved and maintained for no less than 20 consecutive trading days for Plan participants to be eligible for a potential cash bonus award. Approximately 59% of each cash bonus award associated with a Valuation Milestone is subject to adjustment and approval by the Compensation Committee. Any amounts not awarded by the Compensation Committee are no longer available for distribution.

If the Company were to exceed a $5 billion market capitalization for no less than 20 consecutive trading days, all Valuation Milestones would be deemed achieved, in which case cash bonus awards would range from a minimum of $137.4 million up to a hypothetical maximum of $322.3 million. Payment of cash bonuses is deferred until such time as (1) the Company completes a Merger Transaction, or (2) the Compensation Committee determines the Company has sufficient cash on hand to render payment (each, a “Performance Condition”), neither of which may ever occur. Accordingly, there can be no assurance that Plan participants will ever be paid a cash bonus that is awarded under the Plan, even if the Company’s market capitalization increases significantly.

The Plan is accounted for as a liability award. The fair value of each Valuation Milestone award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the Plan will be recognized over the expected achievement period for each of the 14 Valuation Milestones, when a Performance Condition is considered probable of being met.

On October 13, 2020, the Company achieved the first Valuation Milestone. Subsequently, the Compensation Committee approved a potential cash bonus award of $7.3 million in total for all Plan participants, subject to future satisfaction of a Performance Condition. However, no compensation expense has been recorded since no grant date has occurred and no Performance Conditions are considered probable of being met. There is no continuing service requirement for Plan participants once the Compensation Committee approves a cash bonus award.

Subsequent to December 31, 2020, the Company achieved eight additional Valuation Milestones triggering potential Company obligations to all Plan participants from a minimum of $59.9 million up to a hypothetical maximum of $145.0 million, to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No actual cash payments were authorized or made to participants under the Plan during the year ended December 31, 2020.

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

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2020. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 Framework).

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

Based on the COSO criteria, we believe our internal control over financial reporting as of December 31, 2020 was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit a smaller reporting company to provide only management’s report in the Company’s Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

The information regarding our directors, executive officers, director nomination process and the audit committee of the Board is incorporated by reference from "Directors and Executive Officers" in our Proxy Statement for our 2021 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2020.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2020:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	2,955,559	(1)	$10.77	(2)	310,205	(3)
Equity compensation plans not approved by stockholders	—		—		—
	2,955,559		$10.77		310,205

(1)	Includes outstanding stock options and awards for 2,220,871 shares of our common stock under the 2008 Plan and 734,688 shares of our common stock under the 2018 Plan.

(2)	Includes the weighted average stock price for outstanding stock options of $14.54 under the 2008 Plan and $2.11 for the 2018 Plan.
(3)	Represents 252,188 shares of our common stock for the 2018 Plan and 58,017 for the Employee Stock Purchase Plan. No future awards shall occur under the 2008 Plan.

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

(b)Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2		Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3		Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4		Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	12/11/2020	3.1
4.1		Specimen Common Stock Certificate.	10-Q	8/12/2019	4.1
4.2		Description of Registrant’s Securities.	10-K	3/26/2020	4.2
4.3		Form of Common Stock Purchase Warrant.	8-K	8/20/2018	4.1
4.4		Form of Wainwright Warrant.	8-K	8/20/2018	4.2
10.1	*	Form of Indemnification Agreement between Registrant and each of its directors and officers.	S-1	3/14/2000	10.1
10.2	*	Employment Agreement, dated October 23, 2001, between Registrant and Nadav Friedmann, PhD. M.D.	10-K	3/22/2002	10.5
10.5	*	Employment Agreement, dated July 1, 1998 and amended December 17, 2008, between Registrant and Remi Barbier.	10-K	2/13/2009	10.12
10.6	*	2000 Employee Stock Purchase Plan, as amended and restated.	10-Q	7/29/2010	10.1
10.7	*	Amendment Number 1 to the 2008 Equity Incentive Plan.	10-Q	8/1/2013	10.1
10.8	*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.	10-Q	8/1/2013	10.2
10.9		Lease Agreement, dated as of February 14, 2011 between Registrant and StoneCliff Office, L.P.	10-Q	4/27/2011	10.1
10.10	*	First Amendment to Lease Agreement, dated September 21, 2011.	10-K	2/9/2012	10.20
10.11		Second Amendment to Lease Agreement, dated as of April 3, 2014 between Registrant and StoneCliff Office, L.P.	10-Q	8/6/2014	10.1
10.12		Third Amendment to Lease Agreement, dated as of November 3, 2017 between Registrant US REIF Eurus Austin, LLC dba StoneCliff Building as successor in interest to StoneCliff Office, L.P.	10-K	2/6/2018	10.17
10.13		Fourth Amendment to Lease Agreement, dated September 4, 2020 between Registrant US REIF Eurus Austin, LLC dba StoneCliff Building as successor in interest to StoneCliff Office, L.P.	8-K	9/10/2020	10.1
10.14	*	2018 Omnibus Incentive Plan.	8-K	5/11/2018	10.1

10.15		Form of Securities Purchase Agreement, dated August 15, 2018, by and between Registrant and the purchasers named therein.	8-K	8/20/2018	10.1
10.16		Agreement between Registrant and H.C. Wainwright & Co., dated August 15, 2018.	8-K	8/20/2018	10.2
10.17		Sales Agreement, Dated March 27, 2020, between Registrant and SVB Leerink LLC.	S-3	3/27/2020	1.1
10.18	*	Cassava Sciences, Inc. 2020 Cash Incentive Bonus Plan	8-K	9/1/2020	10.1
10.19		Underwriting Agreement, dated November 13, 2020	8-K	11/13/2020	1.1
10.20	*	Employment Agreement, executed on October 9, 2018, by and between Registrant and Eric Schoen.	8-K	10/11/2018	10.1
10.21	*	Employment Agreement, executed on January 1, 2020, by and between Registrant and Dr. James Kupiec.	8-K	1/6/2021	10.1
23.1		Consent of Independent Registered Public Accounting Firm.				X
24.1		Power of Attorney (included in the signature page to this report).				X
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS		XBRL Instance Document.				X
101.SCH		XBRL Taxonomy Extension Schema Document.				X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.				X
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

Dated: March 23, 2021

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

Signature	Title	Date

/s/ REMI BARBIER	President, Chief Executive Officer and	March 23, 2021
Remi Barbier	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ERIC J. SCHOEN	Chief Financial Officer	March 23, 2021
Eric J. Schoen	(Principal Financial Officer)

/s/ NADAV FRIEDMANN, PH.D., M.D.	Chief Medical Officer	March 23, 2021
Nadav Friedmann, Ph.D., M.D.	and Director

/s/ ROBERT Z. GUSSIN, PH.D.	Director	March 23, 2021
Robert Z. Gussin, Ph.D.

/s/ MICHAEL J. O'DONNELL, ESQ.	Director	March 23, 2021
Michael J. O'Donnell, Esq.

/s/ SANFORD R. ROBERTSON	Director	March 23, 2021
Sanford R. Robertson

/s/ PATRICK SCANNON, M.D., PH.D.	Director	March 23, 2021
Patrick Scannon, M.D., Ph.D.