Form 10-Q
period 2021-03-31
CASSAVA SCIENCES INC
filed 2021-04-29
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	40,008,654
Shares Outstanding as of April 23, 2021

CASSAVA SCIENCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$282,192	$93,506
Other current assets	1,574	488
Total current assets	283,766	93,994
Operating lease right-of-use assets	274	295
Property and equipment, net	10	11
Total assets	$284,050	$94,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$864	$911
Accrued development expense	1,553	719
Accrued compensation and benefits	99	83
Operating lease liabilities, current	84	58
Other current liabilities	50	94
Total current liabilities	2,650	1,865
Operating lease liabilities, non-current	213	235
Total liabilities	2,863	2,100
Commitments and contingencies (Notes 5 and 7)
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 120,000,000 shares authorized; 40,008,654 and 35,237,987 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	40	35
Additional paid-in capital	459,594	267,086
Accumulated deficit	(178,447)	(174,921)
Total stockholders' equity	281,187	92,200
Total liabilities and stockholders' equity	$284,050	$94,300

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Operating expenses:
Research and development, net of grant reimbursement	$2,529	$544
General and administrative	1,004	778
Gain on sale of property and equipment	—	(100)
Total operating expenses	3,533	1,222
Operating loss	(3,533)	(1,222)
Interest income	7	72
Net loss	$(3,526)	$(1,150)
Net loss per share, basic and diluted	$(0.09)	$(0.05)
Shares used in computing net loss per share, basic and diluted	37,721	24,481

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,526)	$(1,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	250	270
Depreciation and amortization	1	14
Gain on sale of property and equipment	—	(100)
Changes in operating assets and liabilities:
Other current assets	185	(9)
Operating lease right-of-use assets and liabilities	25	—
Accounts payable	(47)	155
Accrued development expense	834	(390)
Accrued compensation and benefits	16	14
Other current liabilities	(44)	2
Net cash used in operating activities	(2,306)	(1,194)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	100
Net cash provided by investing activities	—	100
Cash flows from financing activities:
Proceeds from exercise of stock options	475	—
Proceeds from exercise of common stock warrants	692	3,613
Proceeds from registered direct offering, net of issuance costs	189,825	—
Net cash provided by financing activities	190,992	3,613
Net increase in cash and cash equivalents	188,686	2,519
Cash and cash equivalents at beginning of period	93,506	23,081
Cash and cash equivalents at end of period	$282,192	$25,600

Supplemental cash flow information:
Receivable from exercise of stock options	$ 1,271	$ -

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March  31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2021.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Coronavirus Disease 2019 (COVID-19)

The widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has not significantly impacted the Company’s operations or financial condition as of April 29, 2021.  However, this pandemic has created a dynamic and uncertain situation in the national economy. The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $178.4 million at March 31, 2021. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

Note 2.  Significant Accounting Policies

Use of Estimates

The Company makes estimates and assumptions in preparing its condensed financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amount of revenue earned and expenses incurred during the reporting period. The Company evaluates its estimates on an ongoing basis, including those estimates related to manufacturing agreements and research collaborations. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company invests in cash and cash equivalents. The Company considers highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Highly liquid investments that are considered cash equivalents include money market accounts, certificates of deposits, and treasury bills. The Company maintains its cash and cash equivalents at one financial institution.

Fair Value Measurements

The Company reports its cash and cash equivalents at fair value as Level 1, Level 2 or Level 3 using the following inputs:

•	Level 1 includes quoted prices in active markets. The Company bases the fair value of its money market funds on Level 1 inputs.
•

Level 2 includes significant observable inputs, such as quoted prices for identical or similar securities, or other inputs that are observable and can be corroborated by observable market data for similar securities. The Company uses market pricing and other observable market inputs obtained from third-party providers. It uses the bid price to establish fair value where a bid price is available. The Company bases the fair value of its certificates of deposit on Level 2 inputs.

•	Level 3 includes unobservable inputs that are supported by little or no market activity. The Company does not have any financial instruments where the fair value is based on Level 3 inputs.

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at March 31, 2021 and December 31, 2020.

Proceeds from Grants

 During the three months ended March 31,  2021 and 2020, the Company received reimbursements totaling $0.6 million and $1.3 million pursuant to National Institutes of Health (“NIH”) research grants, respectively. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

The Company included the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2021	2020
Numerator:
Net loss	$(3,526)	$(1,150)
Denominator:
Shares used in computing net loss per share, basic and diluted	37,721	24,481
Net loss per share, basic and diluted	$(0.09)	$(0.05)

Dilutive common stock options excluded from net loss per share, diluted	2,121	1,561
Common stock warrants excluded from net loss per share, diluted	—	1,616

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

Incentive Bonus Plan

In 2020, the Company established the 2020 Cash Incentive Bonus Plan (the “Plan”) to incentivize Plan participants. Awards under the Plan are accounted for as liability awards under Accounting Standards Codification (ASC) 718 “Stock-based Compensation”. The fair value of each potential Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the Plan will be recognized over the expected achievement period for each Plan award, when a Performance Condition is considered probable of being met. See Note 7 for further discussion of the Plan.

Leases

The Company recognizes assets and liabilities that arise from leases. For operating leases, the Company is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments during the lease term, in the condensed balance sheets. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company  does not recognize right-of-use assets or lease liabilities. As the Company`s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Note 3.  Stockholders’ Equity and Stock-Based Compensation Expense

Stockholders’ Equity Activity during the Three Months Ended March 31, 2021 and 2020

During the three months ended March 31, 2021 and 2020, the Company’s common stock outstanding and stockholders’ equity changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2019	21,841,810	$22,099
Stock-based compensation for:
Stock options for employees	—	261
Stock options for non-employees	—	9
Proceeds from exercise of common stock warrants	2,888,092	3,613
Net loss	—	(1,150)
Balance at March 31, 2020	24,729,902	$24,832

Balance at December 31, 2020	35,237,987	$92,200
Stock-based compensation for:
Stock options for employees	—	249
Stock options for non-employees	—	1
Proceeds from exercise of common stock warrants	554,019	692
Exercise of stock options	135,015	1,746
Proceeds from registered direct offering of common stock	4,081,633	189,825
Net loss	—	(3,526)
Balance at March 31, 2021	40,008,654	$281,187

2021 Registered Direct Offering

On February 12, 2021, the Company completed a common stock offering pursuant to which certain investors purchased 4,081,633 shares of common stock at a price of $49.00 per share. Net proceeds of the offering were approximately $189.8 million after deducting offering expenses.

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

There were no common stock sales under the ATM during the three months ended March 31, 2021 and 2020.

Common Stock Warrants

In August 2018, the Company issued warrants to purchase up to an aggregate of 9.1 million shares of its common stock in conjunction with an offering of its common stock.

During the three months ended March 31, 2021, the Company received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants. During the three months ended March 31, 2020, the Company received proceeds of $3.6 million from the exercise of 2.9 million shares pursuant to warrants.

There were no remaining common stock warrants outstanding as of March 31, 2021.

Stock Option and Performance Award Activity in 2021

During the three months ended March 31, 2021, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2020	2,817,504	138,055
Options granted	10,000	—
Options exercised	(163,398)	—
Options forfeited/canceled	—	—
Outstanding as of March 31, 2021	2,664,106	138,055

The weighted average exercise price of options outstanding at March 31, 2021 was $10.80. As outstanding options vest over the current remaining vesting period of 2.0 years, the Company expects to recognize non-cash expense of $1.6 million. If and when outstanding Performance Awards vest, the Company will recognize non-cash expense of $2.3 million over the implicit service period.

During the three months ended March 31, 2021, there were 163,398 stock options exercised. Of the stock options exercised, 28,383 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Proceeds to the Company totaled $1,746,000, including $475,000 in cash paid and $1,271,000 recorded as receivables in other current assets at March 31, 2021 due to timing differences. All such receivables related to stock option exercises were received by the Company in April 2021.

There were no stock options exercised during the three months ended March 31, 2020.

Stock-based Compensation Expense in 2021

During the three months ended March 31, 2021 and 2020, the Company’s stock-based compensation expenses were as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Research and development	$120	$115

General and administrative	130	155

Total stock-based compensation expense	$250	$270

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

Note 4.  Income Taxes

The Company did not provide for income taxes during the three months ended March 31, 2021, because it has projected a net loss for the full year 2021 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three months ended March 31, 2020.

Note 5.  Commitments

Right-of-use Asset and Liability

The Company has a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on April 30, 2024. Future lease payments as of March 31, 2021 are as follows (in thousands):

For the year ending December 31,
2021	$66
2022	102
2023	107
2024	36
Total future lease payments	311
Less: imputed interest	(14)
Total	$297

Subsequent to March 31, 2021, the Company entered into a lease agreement for an additional 3,600 square feet of office space in Austin, Texas that expires on April 30, 2022. Future lease payments under this lease total $64,000.

Rent expense for the three months ended March 31, 2021 and 2020 totaled $23,000 and $25,000, respectively.

There was no cash paid for operating lease liabilities during the three months ended March 31, 2021. Cash paid for operating lease liabilities during the three months ended March 31, 2020 totaled $25,000.

Other Commitments

 The Company conducts its product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations that are cancelable. The Company’s obligations under these contracts are largely based on services performed. The Company also had non-cancellable commitments for the manufacture of simufilam totaling $817,000 at March 31, 2021.

Note 6.  Sale of Property and Equipment

There were no sales of property and equipment during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company sold surplus manufacturing equipment to a third party and received proceeds totaling $100,000.

Note 7.  2020 Cash Incentive Bonus Plan

On August 26, 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of March 31, 2021.

Plan participants will be paid all earned cash bonuses in the event of a Merger Transaction.

The Company’s market capitalization for purposes of the Plan is determined based on either (1) the Company’s closing price of one share on the Nasdaq Capital Market multiplied by the total issued and outstanding shares and options to purchase shares of the Company, or (2) the aggregate consideration payable to security holders of the Company in a Merger Transaction. This constitutes a market condition under applicable accounting guidance.

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

During the three months ended March 31, 2021, the Company achieved eight Valuation Milestones triggering potential Company obligations to all Plan participants from a minimum of $59.9 million up to a hypothetical maximum of $145.0 million, to be determined by the Compensation Committee. However, no compensation expense has been recorded since no grant date has occurred and no Performance Conditions are considered probable of being met. There is no continuing service requirement for Plan participants once the Compensation Committee approves a cash bonus award.

No actual cash payments were authorized or made to participants under the Plan during the three months ended March 31, 2021.

Note 8.  Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) Simplifying Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The guidance amended certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance amends accounting for the interim period effects of changes in tax laws or rates, and simplifies aspects of the accounting for franchise taxes. The guidance is effective for annual periods beginning after December 15, 2020, including interim periods therein.  The adoption of ASU 2019-12 in the first quarter of 2021 did not have a material impact on the Company’s condensed financial statements.

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

•	announcements or plans regarding any future interim analyses of our open-label study of simufilam and our estimated timeline for doing so;
•	any significant changes we have made, or anticipate making, to the design of an on-going open-label study of simufilam;
•	announcements regarding an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA);
•	our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases;
•	the interpretation of results from our Phase 2 clinical studies;
•	our estimated timeline for publishing in a peer-reviewed technical journal clinical results of our Phase 2b study of simufilam;
•	our plans to further develop SavaDx, our investigational blood-based diagnostic, and our estimated timeline for doing so;
•	the safety, efficacy, or potential therapeutic benefits of our product candidates;
•	the utility of protection, or the sufficiency, of our intellectual property;
•	our potential competitors or competitive products;
•	expected future sources of revenue and capital and increasing cash needs;
•	our use of Clinical Research Organizations (CROs) to conduct clinical studies of our product candidates;
•	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
•	our expenses increasing or fluctuations in our financial or operating results;
•	our operating losses and anticipated operating and capital expenditures;
•	expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards, net of employment taxes;
•	the development and maintenance of our internal information systems and infrastructure;
•	our need to hire additional personnel and our ability to attract and retain such personnel;
•	existing regulations and regulatory developments in the United States and other jurisdictions;
•	our need to expand the size and scope of our physical facilities;
•	the sufficiency of our current resources to continue to fund our operations;
•	the accuracy of our estimates regarding expenses, capital requirements, and needs for additional financing;
•	assumptions and estimates used for our disclosures regarding stock-based compensation; and
•	the long-term impact of COVID-19, a novel coronavirus first detected in 2019, on our operations and financial condition.

Such forward-looking statements and our business involve risks and uncertainties, including, but not limited to the following:

•	We are in the early stages of clinical drug development and have a limited operating history in our business targeting Alzheimer’s disease and no products approved for commercial sale.
•	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
•

Research and development of biopharmaceutical products is a highly uncertain undertaking and involves a substantial degree of risk and our business is heavily dependent on the successful development of our product candidates.

•	We may need to obtain substantial additional financing to complete the development and any commercialization of our product candidates.

•	We may not be successful in our efforts to continue to develop product candidates or commercially successful products.
•	We may not be successful in our efforts to expand indications for product candidates.
•	We are concentrating a substantial portion of our research and development efforts on the diagnosis and treatment of Alzheimer’s disease, an area of research that has recorded many clinical failures.
•	We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
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

•	We may be unsuccessful at hiring and retaining qualified personnel.
•	Adverse circumstances caused by disease epidemics or pandemics, such as Coronavirus Disease 2019, or COVID-19, a novel coronavirus first detected in 2019;

Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as such risk factors may be amended, updated or modified periodically in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for further information on these and other risks affecting us.

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

Overview

Cassava Sciences, Inc. is a clinical-stage biotechnology company based in Austin, Tx. Our mission is to detect and treat neurodegenerative diseases, such as Alzheimer’s disease. Our novel science is based on stabilizing – but not removing – a critical protein in the brain.

Over the past 10 years, we have combined state-of-the-art technology with new insights in neurobiology to develop novel solutions for Alzheimer’s disease and other neurodegenerative diseases. Our strategy is to leverage our unique scientific/clinical platform to develop a first-in-class program for treating neurodegenerative diseases, such as Alzheimer’s.

We currently have two clinical-stage biopharmaceutical assets under development:

•	our lead therapeutic product candidate, called simufilam, is a novel treatment for Alzheimer’s disease; and
•

our lead investigational diagnostic product candidate, called SavaDx, is a novel way to detect the presence of Alzheimer’s disease from a small sample of blood, possibly years before the overt appearance of clinical symptoms.

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

Simufilam and SavaDx were both discovered and designed in-house and were characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date. We own exclusive, worldwide rights to these drug assets and related technologies, without royalty obligations to any third party. Our patent protection with respect to simufilam and use of simufilam for Alzheimer’s disease and other neurodegenerative disease currently runs through 2033 and includes six issued patents and related patent filings and applications. In addition, we have patent protection with respect to simufilam for use in treating certain cancers that runs through 2034. We currently have no patents or patent applications with respect to SavaDx, which is protected in the United States by trade secrets, know-how and other proprietary rights technology.

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

Phase 2b Study

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

Open-label Study

In March 2020, we initiated a long-term, open-label study to evaluate simufilam in patients with Alzheimer’s disease. This study is intended to monitor the long-term safety and tolerability of simufilam 100 mg twice-daily for 12 or more months. Another study objective is to measure changes in cognition using ADAS-Cog, a standard test of cognition in Alzheimer’s disease. The study protocol has pre-specified cognition measurements at 6, 9 and 12 months.

This study also uses the Neuropsychiatric Inventory (NPI) to assess the presence and severity of dementia-related behavior. ADAS-Cog and NPI scales are both widely used clinical tools in trials of Alzheimer’s disease.

The open-label study has a target enrollment of approximately 150 subjects with mild-to-moderate Alzheimer’s disease (recently increased by 50 subjects). As of April 2021, 100 subjects have enrolled in this study across multiple clinical sites in the U.S. and Canada.

In February 2021, we announced results of a preplanned interim analysis of our open-label study of simufilam. The interim analysis summarizes clinical data at the midway point of enrollment, i.e., the first 50 patients who have completed at least 6 months of drug treatment. Patients’ cognition and behavior scores both improved following six months of simufilam treatment, with no safety issues. Six months of simufilam treatment improved cognition scores by 1.6 points on ADAS-Cog11, a 10% mean improvement from baseline to month 6. In these same patients, simufilam also improved dementia-related behavior, such as anxiety, delusions and agitation, by 1.3 points on the Neuropsychiatric Inventory, a 29% mean improvement from baseline to month 6.

In July 2021, we plan to announce results of a pre-specified interim analysis that summarizes safety and cognition data on approximately the first 50 subjects to complete at least 9 months of open-label drug treatment. We expect to present these data at the 2021 Alzheimer’s Association International Conference (AAIC), being held on July 26 - 29th in Amsterdam, Netherlands. AAIC’s scientific committee has invited our scientists to present the dataset as an oral presentation.

In approximately September 2021, we plan to announce results of an interim analysis that summarizes safety and cognition data on approximately the first 50 subjects to complete at least 12 months of open-label drug treatment.

Cognition Maintenance Study

In approximately June 2021, we plan to initiate a double-blind, randomized, placebo-controlled study in patients with Alzheimer’s disease. Patients who have completed at least one year of open-label treatment with simufilam qualify to enroll in the Cognition Maintenance Study (CMS). Study subjects in the CMS will be randomized (1:1) to simufilam or placebo for six months. The CMS is designed to compare simufilam’s effects on cognition in Alzheimer’s patients who continue with drug treatment versus patients who discontinue drug treatment.

Figure 1. Cognition Maintenance Study Design

End-of-Phase 2 (EOP2) Meeting with FDA

In January 2021, we held an End-of-phase 2 (EOP2) meeting for simufilam with the U.S Food and Drug Administration (FDA). The purpose of this EOP2 was to gain general agreement around key elements of a pivotal Phase 3 program to treat Alzheimer’s disease dementia. FDA attendees included Robert Temple, MD, Deputy Center Director for Clinical Science and Senior Advisor in the Office of New Drugs; Billy Dunn, MD, Director, Office of Neuroscience; Eric Bastings, MD, Director, Division of Neurology, and others.

In February 2021, we announced the successful completion of our EOP2 meeting. Official meeting minutes confirm that we and FDA are aligned on key elements of a Phase 3 clinical program for simufilam. FDA has agreed that the completed Phase 2 program, together with an upcoming and well-defined Phase 3 clinical program, are sufficient to show evidence of clinical efficacy for simufilam in Alzheimer’s disease. There is also agreement that the use of separate clinical scales to assess cognition (ADAS-cog1) and function (ADCS-ADL2) are appropriate co-primary endpoints of efficacy. A clinical scale that combines cognition and function, such as iADRS3, is a secondary efficacy endpoint.

FDA has provided us further flexibility by agreeing to review the final version of each protocol for the two Phase 3 studies, and to conduct a Special Protocol Assessment (SPA) for each Phase 3 study. An SPA is a formal regulatory procedure that confirms certain critical details of a Phase 3 study protocol, such as the statistical analyses, meet FDA’s standards of approvability.

Agreements reached during the EOP2 meeting show a clear path forward for advancing simufilam into Phase 3 studies. As a result, we expect to initiate a pivotal Phase 3 program with simufilam in Alzheimer’s disease in the second half of 2021.

Phase 3 Drug Supply

In March 2021, we announced we had entered into a drug supply agreement with Evonik Industries AG for simufilam. Under the agreement, Evonik will supply us with large-scale, clinical-grade quantities of simufilam. Evonik is one of the world’s largest contract development and manufacturing organizations for pharmaceutical ingredients.

_____________________________

1 ADAS-Cog = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale, a measure of cognition

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3 iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

Phase 3 Clinical Program

We plan to initiate a Phase 3 program of simufilam in Alzheimer’s disease in the second half of 2021. The Phase 3 program consists of two large, double-blind, randomized, placebo-controlled studies in patients with mild-to-moderate Alzheimer’s disease dementia, each described below.

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

_____________________________

4 Neuropsychiatric Inventory (NPI)

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

Figure 2. Phase 3 Study Design Overview

SavaDx

Our diagnostic effort, called SavaDx, is a clinical-stage program focused on detecting the presence of Alzheimer’s disease from a small sample of blood, possibly years before the overt appearance of clinical symptoms. We are developing SavaDx as a fast, accurate and quantitative blood-based investigational biomarker/diagnostic to detect and monitor Alzheimer's disease. The goal is to make the detection of Alzheimer’s disease as simple as getting a blood test. There is no patent protection for SavaDx in the U.S., but we believe this product candidate is protected by trade secrets, know-how and other proprietary rights technology.  The SavaDx program is substantially funded by a research grant award from the National Institutes of Health (NIH).

In blinded studies, SavaDx detected >10-fold differences between patients with Alzheimer’s and age-matched normal controls or young cognitively intact subjects (N=232). In 2021, we expect to announce clinical results of a validation study with SavaDx.

Impact of COVID-19 on our Business

In these times of pandemic, our top priorities are to protect the health, well-being, and safety of our employees and partners, while still focusing on the key drivers of our business. Despite COVID-19, we believe we remain on-track to achieve our major strategic objectives for 2021 with simufilam. We have not experienced major disruptions across our drug manufacturing operations or supply of materials. Our broad spectrum of technical consultants, scientific advisors and service providers continue to provide timely services. We have adapted flexible business practices, such as remote work arrangements and temporary travel restrictions, to insure we continue to operate safety and cautiously while also meeting our public health responsibilities. We recognize the pandemic has created a dynamic and uncertain situation in the national economy. We continue to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on our operations. However, the scope of pandemic is unprecedented and its long-term impact on our operations cannot be reasonably estimated at this time.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $178.4 million at March 31, 2021. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of reimbursement from NIH grants, preclinical activities, enrollment rates of clinical trials for our product candidates and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase substantially in the future as we:

•	initiate a large-scale drug manufacturing campaign for simufilam;
•	plan to initiate a Phase 3 clinical program with simufilam;
•	conduct other preclinical and clinical studies for our product candidates;
•	seek regulatory approvals for our product candidates;
•	develop, formulate, manufacture and commercialize our product candidates;
•	implement additional internal systems and develop new infrastructure;
•	acquire or in-license additional products or technologies, or expand the use of our technology;
•	maintain, defend and expand the scope of our intellectual property
•	hire additional personnel; and
•	expand our office facilities to accommodate growth in personnel and R&D activities.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses which have been reduced for reimbursements received for NIH grants (in thousands):

	Three months ended
	March 31,
	2021	2020
Research and development expenses - gross	$3,105	$1,886
Less: Reimbursement from NIH grants	576	1,342
Research and development expenses - net	$2,529	$544

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended March 31, 2021 and 2020, we received $0.6 million and $1.3 million from NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

•

2020 Cash Incentive Bonus Plan.  In 2020, we established the 2020 Cash Incentive Bonus Plan (the “Plan”) to incentivize Plan participants. Awards under the Plan are accounted for as liability awards under ASC 718, “Stock-based Compensation”. The fair value of each potential Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the Plan will be recognized over the expected achievement period for each Plan award, when a Performance Condition is considered probable of being met.

The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in our market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless our market capitalization increases significantly and (1) we complete a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan, to render payment (each, a “Performance Condition”), neither of which may ever occur. Because of the inherent discretion and uncertainty regarding these requirements, we have concluded that a Plan grant date has not occurred as of March 31, 2021. No actual cash payments were authorized or made to participants under the Plan through March 31, 2021.

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

Results of Operations – Three Months Ended March  31, 2021 and 2020

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•	Pre-clinical testing,
•	clinical trials,
•	clinical supplies and related formulation and design costs, and
•	compensation and other personnel-related expenses.

Research and development expenses were $2.5 million and $0.5 million during the three months ended March 31, 2021 and 2020, respectively. This increase was due primarily to costs related to the manufacturing of clinical trial supplies in anticipation of launching a Phase 3 clinical program in simufilam, increased personnel costs, as well as a decrease in grant funding received from NIH compared to the prior year. Receipts from NIH grants are recorded as a reduction in research and development expenses. During the three months ended March 31, 2021 and 2020, we received $0.6 million and $1.3 million from research grants from NIH, respectively.

We expect research and development expense to increase significantly in future periods as we continue to hire new personnel, manufacture drug supply, continue our development efforts and launch a Phase 3 clinical program in simufilam.

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

 General and administrative expenses were $1.0 million and $0.8 million during the three months ended March  31,  2021 and 2020, respectively. This increase was due primarily to higher insurance costs and professional fees in 2021 compared to the prior year.

We expect our general and administrative expenses to increase in future periods due to higher operating costs such as insurance, office space and information technology related expenses.

Gain on Sale of Property and Equipment

There were no sales of property and equipment during the three months ended March 31, 2021. During the three months ended March 31, 2020, we sold surplus manufacturing equipment to an independent third party and received proceeds totaling $100,000.

We do not expect any future gains on sales of property and equipment.

Interest Income

Interest income was $7,000 and $72,000 during the three months ended March 31, 2021 and 2020, respectively. The decrease in interest income was due to lower interest rates, which more than offset additional interest from increases in our cash balances compared to the prior period.

We expect interest income to decrease in 2021 compared to 2020 due to decreases in interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2021, cash and cash equivalents were $282.2 million.

2021 Registered Direct Offering

On February 12, 2021, we completed a common stock offering pursuant to which certain investors purchased 4,081,633 shares of common stock at a price of $49.00 per share. Net proceeds of the offering were approximately $189.8 million after deducting offering expenses.

Common Stock Warrants

In August 2018, we issued warrants to purchase up to an aggregate of 9.1 million shares of common stock in conjunction with an offering of our common stock.

During the three months ended March 31, 2021, we received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants. During the three months ended March 31, 2020, we received proceeds of $3.6 million from the exercise of 2.9 million shares pursuant to warrants.

There were no remaining common stock warrants outstanding as of March 31, 2021.

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

There were no common stock sales under the ATM during the three months ended March 31, 2021 and 2020.

NIH Research Grant Awards

Our programs have been supported by NIH under multiple research grant awards. Strong, long-term support from NIH has allowed us to advance our two lead product candidates, simufilam and SavaDx, into clinical development.

In March 2020, we were awarded a supplemental research funding grant from NIH of up to $374,000. In April 2020, we were awarded a research grant from NIH of up to $2.5 million. These non-dilutive research grants are intended to strengthen our clinical program of simufilam, our investigational drug to treat Alzheimer’s disease. All of our NIH research grant awards are paid out on a reimbursement basis and require milestone-based technical progress.

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

The Company’s potential financial obligation to plan participants at March 31, 2021 totaled $7.3 million, based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the three months ended March 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of eight additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $59.9 million up to a hypothetical maximum of $145.0 million, with exact amounts to be determined by the Compensation Committee.

No actual cash payments have been made to participants under the Plan as of March 31, 2021, or through the filing date of this Form 10-Q.

Use of Cash

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2021, resulting primarily from the net loss reported of $3.5 million, partially offset by an increase in accrued development expense of $0.8 million and a decrease in other assets of $0.2 million as well as stock-based compensation expense of $0.3 million.

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2020, resulting primarily from the net loss reported of $1.2 million partially offset by stock-based compensation expense of $0.3 million and changes in operating liabilities of $0.2 million.

There was no net cash from investing activities during the three months ended March 31, 2021.

Net cash provided by investing activities during the three months ended March 31, 2020 was $100,000 for proceeds received from the sale of property and equipment.

Net cash provided by financing activities during the three months ended March 31, 2021 was $191.0 million, consisting of $189.8 million proceeds from our registered direct offering of common stock in February 2021, $0.7 million proceeds from exercise of common stock warrants and $0.5 million from exercise of stock options.

Net cash provided by financing activities during the three months ended March  31, 2020 was $3.6 million, resulting from proceeds from exercise of common stock warrants during the period.

Leases

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in April 2024. Future lease payments as of March 31, 2021 are as follows (in thousands):

For the year ending December 31,
2021	$66
2022	102
2023	107
2024	36
Total future lease payments	$311

Subsequent to March 31, 2021, we entered into a lease agreement for an additional 3,600 square feet of office space in Austin, Texas that expires on April 30, 2022. Future lease payments under this lease total $64,000.

Other Commitments

We had non-cancellable commitments for the manufacture of simufilam totaling $817,000 at March 31, 2021.

We have an accumulated deficit of $178.4 million as of March 31, 2021. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March  31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended March 31, 2021 that has material affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form 10‑K. The risks and uncertainties described in our 2020 Annual Report on Form 10‑K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits have been filed with this report:

		Incorporated by
		Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	12/11/2020	3.1
4.1	Specimen Common Stock Certificate.	10-Q	8/12/2019	4.1
10.1	Form of Securities Purchase Agreement, dated February 10, 2021, by and between Cassava Sciences, Inc. and the purchasers named therein.	8-K	2/12/2021	10.1
10.2*	Master Services Agreement between Cassava Sciences, Inc. and Evonik Corporation, dated February 22, 2021.	8-K	3/11/2021	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

 *Confidential portions of this document have been redacted as permitted by applicable regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: April 29, 2021

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: April 29, 2021