Form 10-Q
period 2021-06-30
CASSAVA SCIENCES INC
filed 2021-08-04
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	40,014,695
Shares Outstanding as of August 2, 2021

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$278,254	$93,506
Prepaid expenses and other current assets	1,304	488
Total current assets	279,558	93,994
Operating lease right-of-use assets	252	295
Property and equipment, net	75	11
Other assets	1,420	—
Total assets	$281,305	$94,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,912	$911
Accrued development expense	2,462	719
Accrued compensation and benefits	120	83
Operating lease liabilities, current	93	58
Other current liabilities	50	94
Total current liabilities	4,637	1,865
Operating lease liabilities, non-current	188	235
Total liabilities	4,825	2,100
Commitments and contingencies (Notes 6 and 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 40,011,894 and 35,237,987 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	40	35
Additional paid-in capital	460,012	267,086
Accumulated deficit	(183,572)	(174,921)
Total stockholders' equity	276,480	92,200
Total liabilities and stockholders' equity	$281,305	$94,300

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development, net of grant reimbursement	$3,901	$591	$6,430	$1,135
General and administrative	1,237	818	2,241	1,596
Gain on sale of property and equipment	—	(246)	—	(346)
Total operating expenses	5,138	1,163	8,671	2,385
Operating loss	(5,138)	(1,163)	(8,671)	(2,385)
Interest income	13	27	20	99
Net loss	$(5,125)	$(1,136)	$(8,651)	$(2,286)
Net loss per share, basic and diluted	$(0.13)	$(0.05)	$(0.22)	$(0.09)
Shares used in computing net loss per share, basic and diluted	39,953	24,779	38,843	24,630

See accompanying notes to condensed financial statements.

CASSAVA SCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,651)	$(2,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	665	522
Depreciation and amortization	9	20
Gain on sale of property and equipment	—	(346)
Changes in operating assets and liabilities:
Prepaid and other assets	(2,236)	82
Operating lease right-of-use assets and liabilities	31	—
Accounts payable	1,001	(37)
Accrued development expense	1,743	(22)
Accrued compensation and benefits	37	26
Other current liabilities	(44)	5
Net cash used in operating activities	(7,445)	(2,036)
Cash flows from investing activities:
Purchase of property and equipment	(73)	—
Proceeds from sale of property and equipment	—	360
Net cash (used in) provided by investing activities	(73)	360
Cash flows from financing activities:
Proceeds from exercise of stock options	1,749	—
Proceeds from exercise of common stock warrants	692	3,849
Proceeds from registered direct offering, net of issuance costs	189,825	—
Net cash provided by financing activities	192,266	3,849
Net increase in cash and cash equivalents	184,748	2,173
Cash and cash equivalents at beginning of period	93,506	23,081
Cash and cash equivalents at end of period	$278,254	$25,254

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2021. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Coronavirus Disease 2019 (COVID-19)

The widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has not significantly impacted the Company’s operations or financial condition as of August 4, 2021. However, this pandemic has created a dynamic and uncertain situation in the national economy. The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $183.6 million at June 30, 2021. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

Cash and Cash Equivalents and Concentration of Credit Risk

The Company invests in cash and cash equivalents. The Company considers highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Highly liquid investments that are considered cash equivalents include money market accounts and funds, certificates of deposits, and U.S. Treasury securities. The Company maintains its cash and cash equivalents at one financial institution.

Fair Value Measurements

The Company recognizes financial instruments in accordance with the authoritative guidance on fair value measurements and disclosures for financial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1 includes quoted prices in active markets.

•Level 2 includes significant observable inputs, such as quoted prices for identical or similar securities, or other inputs that are observable and can be corroborated by observable market data for similar securities. The Company uses market pricing and other observable market inputs obtained from third-party providers. It uses the bid price to establish fair value where a bid price is available. The Company does not have any financial instruments where the fair value is based on Level 2 inputs.

•Level 3 includes unobservable inputs that are supported by little or no market activity. The Company does not have any financial instruments where the fair value is based on Level 3 inputs.

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at June 30, 2021 and December 31, 2020.

Proceeds from Grants

During the three months ended June 30, 2021 and 2020, the Company received reimbursements totaling $0.9 million and $1.1 million pursuant to National Institutes of Health (“NIH”) research grants, respectively. During the six months ended June 30, 2021 and 2020, the Company received reimbursements totaling $1.5 million and $2.4 million pursuant to NIH research grants, respectively. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

The Company included the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(5,125)	$(1,136)	$(8,651)	$(2,286)
Denominator:
Shares used in computing net loss per share, basic and diluted	39,953	24,779	38,843	24,630
Net loss per share, basic and diluted	$(0.13)	$(0.05)	$(0.22)	$(0.09)

Dilutive common stock options excluded from net loss per share, diluted	2,129	2,294	2,163	2,177
Common stock warrants excluded from net loss per share, diluted	—	1,427	—	1,427

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

Note 3. Prepaid and Other Assets

Prepaid and other assets at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid insurance	$—	$457
Contract research organization deposit	1,166	—
Other	138	31
Total prepaid expenses and other current assets	$1,304	$488

Contract research organization deposit	$1,420	$—
Total other assets	$1,420	$—

Note 4. Stockholders’ Equity and Stock-Based Compensation Expense

Stockholders’ Equity Activity during the Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021 and 2020, the Company’s common stock outstanding and stockholders’ equity changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2019	21,841,810	$22,099
Stock-based compensation for:
Stock options for employees	—	261
Stock options for non-employees	—	9
Proceeds from exercise of common stock warrants	2,888,092	3,613
Net loss	—	(1,150)
Balance at March 31, 2020	24,729,902	$24,832

Stock-based compensation for:
Stock options for employees	—	249
Stock options for non-employees	—	3
Proceeds from exercise of common stock warrants	189,431	236
Net loss	—	(1,136)
Balance at June 30, 2020	24,919,333	$24,184

Balance at December 31, 2020	35,237,987	$92,200
Stock-based compensation for:
Stock options for employees	—	249
Stock options for non-employees	—	1
Proceeds from exercise of common stock warrants	554,019	692
Exercise of stock options	135,015	1,746
Proceeds from registered direct offering of common stock	4,081,633	189,825
Net loss	—	(3,526)
Balance at March 31, 2021	40,008,654	$281,187

Stock-based compensation for:
Stock options for employees	—	410
Stock options for non-employees	—	5
Exercise of stock options	3,240	3
Net loss	—	(5,125)
Balance at June 30, 2021	40,011,894	$276,480

2021 Registered Direct Offering

On February 12, 2021, the Company completed a common stock offering pursuant to which certain investors purchased 4,081,633 shares of common stock at a price of $49.00 per share. Net proceeds of the offering were approximately $189.8 million after deducting offering expenses.

At-the-Market Common Stock Offering

In March 2020, the Company established an at-the-market offering program (“ATM”) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2020. The Company is obligated to pay a commission of 3.0% of the gross proceeds from the sale of shares of common stock in the offering. The Company is not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the three and six months ended June 30, 2021 and 2020.

Common Stock Warrants

In August 2018, the Company issued warrants to purchase up to an aggregate of 9.1 million shares of its common stock in conjunction with an offering of its common stock.

The Company did not receive any proceeds from exercise of common stock warrants during the three months ended June 30, 2021. During the three months ended June 30, 2020, the Company received proceeds of $0.2 million from the exercise of 0.2 million shares pursuant to warrants.

During the six months ended June 30, 2021, the Company received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants. During the six months ended June 30, 2020, the Company received proceeds of $3.8 million from the exercise of 3.1 million shares pursuant to warrants.

There were no remaining common stock warrants outstanding as of June 30, 2021.

Stock Option and Performance Award Activity in 2021

During the six months ended June 30, 2021, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2020	2,817,504	138,055
Options granted	85,000	—
Options exercised	(234,994)	—
Options forfeited/canceled	(9,338)	—
Outstanding as of June 30, 2021	2,658,172	138,055

The weighted average exercise price of options outstanding at June 30, 2021 was $11.40. As outstanding options vest over the current remaining vesting period of 2.2 years, the Company expects to recognize stock-based compensation expense of $6.7 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $2.3 million over the implicit service period.

During the three months ended June 30, 2021, there were 71,596 stock options exercised. Of the stock options exercised, 68,356 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company totaled $3,000 during the three months ended June 30, 2021.

During the six months ended June 30, 2021, there were 234,994 stock options exercised. Of the stock options exercised, 98,739 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company totaled $1,749,000 during the six months ended June 30, 2021.

There were no stock options exercised during the three and six months ended June 30, 2020.

Subsequent to June 30, 2021, there were 2,801 stock options exercised for cash proceeds of $57,000.

Stock-based Compensation Expense in 2021

During the three and six months ended June 30, 2021 and 2020, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$295	$111	$415	$226

General and administrative	120	141	250	296

Total stock-based compensation expense	$415	$252	$665	$522

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

Note 5. Income Taxes

The Company did not provide for income taxes during the three and six months ended June 30, 2021, because it has projected a net loss for the full year 2021 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and six months ended June 30, 2020.

Note 6. Commitments

Right-of-use Asset and Liability

The Company has a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on April 30, 2024. The Company also has a short-term lease agreement for an additional 3,600 square feet of office space in Austin, Texas that expires on April 30, 2022. Future lease payments as of June 30, 2021 are as follows (in thousands):

Future lease payments	2021	2022	2023	2024	Total future lease payments	Less: imputed interest	Total
Operating leases	$50	102	107	36	295	(14)	$281
Short-term operating lease	$32	21	—	—	53	—	$53

Rent expense for the three months ended June 30, 2021 and 2020 totaled $34,000 and $25,000, respectively.

Rent expense for the six months ended June 30, 2021 and 2020 totaled $57,000 and $50,000, respectively.

Cash paid for operating lease liabilities during the three months ended June 30, 2021 and 2020 totaled $27,000 and $25,000, respectively. Cash paid for operating lease liabilities during the six months ended June 30, 2021 and 2020 totaled $27,000 and $50,000, respectively.

Other Commitments

 The Company conducts its product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations that are cancelable. The Company’s obligations under these contracts are largely based on services performed. The Company also had non-cancellable commitments for the manufacture of simufilam totaling approximately $1.9 million at June 30, 2021.

Note 7. Sale of Property and Equipment

There were no sales of property and equipment during the three and six months ended June 30, 2021.

During the three months ended June 30, 2020, the Company sold surplus manufacturing equipment to a third party and received proceeds totaling $260,000. During the six months ended June 30, 2020, the Company sold surplus manufacturing equipment to a third party and received proceeds totaling $360,000.  The original cost of the property and equipment was $892,000 and accumulated depreciation was $878,000, resulting a gain on sale of property and equipment of $246,000 and $346,000, respectively, during the three and six months ended June 30, 2020.

Note 8.  2020 Cash Incentive Bonus Plan

On August 26, 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of June 30, 2021.

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

The Plan triggers a potential cash bonus each time the Company’s market capitalization increases significantly, up to a maximum $5 billion in market capitalization. The Plan specifies 14 incremental amounts between $200 million and $5 billion (each increment, a “Valuation Milestone”). Each Valuation Milestone triggers a potential cash bonus award in a pre-set amount defined in the Plan. Each Valuation Milestone must be achieved and maintained for no less than 20 consecutive trading days for Plan participants to be eligible for a potential cash bonus award. Approximately 58% of each cash bonus award associated with a Valuation Milestone is subject to adjustment and approval by the Compensation Committee. Any amounts not awarded by the Compensation Committee are no longer available for distribution.

If the Company were to exceed a $5 billion market capitalization for no less than 20 consecutive trading days, all Valuation Milestones would be deemed achieved, in which case cash bonus awards would range from a minimum of $139.1 million up to a hypothetical maximum of $322.3 million. Payment of cash bonuses is deferred until such time as (1) the Company completes a Merger Transaction, or (2) the Compensation Committee determines the Company has sufficient cash on hand to render payment (each, a “Performance Condition”), neither of which may ever occur. Accordingly, there can be no assurance that Plan participants will ever be paid a cash bonus that is awarded under the Plan, even if the Company’s market capitalization increases significantly.

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

During the six months ended June 30, 2021, the Company achieved 10 Valuation Milestones triggering potential Company obligations to all Plan participants from a minimum of $81.0 million up to a hypothetical maximum of $195.0 million, to be determined by the Compensation Committee. However, no compensation expense has been recorded since no grant date has occurred and no Performance Conditions are considered probable of being met. There is no continuing service requirement for Plan participants once the Compensation Committee approves a cash bonus award.

Subsequent to June 30, 2021, the Company achieved one additional Valuation Milestone triggering potential Company obligations to all Plan participants from a minimum of $12.7 million up to a hypothetical maximum of $30.0 million, to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No actual cash payments were authorized or made to participants under the Plan through June 30, 2021.

Note 9. Recently Issued Accounting Pronouncements

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

Note 10. Subsequent Event

On August 4, 2021, the Company completed the purchase of a two-building office complex in Austin, Texas, which will serve as its new corporate headquarters. This property is intended to accommodate the Company’s anticipated significant growth and expansion of its operations in the coming years. Company management expects to be hands-off with regards to property management. Maintenance, physical facilities, leasing, property management and other key responsibilities around property ownership will all be assumed by professional real-estate managers under long-term contract with the Company. The property purchase price was $21.9 million, exclusive of closing costs, funded with cash on hand. The office complex measures approximately 90,000 rentable square feet. The property is currently 59% leased, before the effect of the Company occupying approximately 25% of the property in the near future. The seller is an independent third party not affiliated with the Company.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•our intention to initiate a pivotal Phase 3 clinical program with simufilam in Alzheimer’s disease, the anticipated scope of Phase 3 studies and our estimated timeline for doing so;

•our reliance on third-party contractors to make drug supply on a large-scale for our Phase 3 clinical program, or their ability to do so on-time or on-budget;

•limitations around the interpretation of cognitive results from a long-term open-label study design, as compared to efficacy results from a fully completed, randomized controlled study design;

•the expected rate of cognitive decline over time in untreated Alzheimer’s patients;

•the ability of the Alzheimer's Disease Assessment Scale-Cognitive Subscale (ADAS-cog), Alzheimer’s Disease Cooperative Study – Activities of Daily Living (ADCS-ADL), Neuropsychiatric Inventory (NPI), CANTAB or other clinical scales to assess cognition or health in our trials of Alzheimer’s disease;

•announcements or plans regarding any future interim analyses of our open-label study of simufilam and our estimated timeline for doing so;

•any significant changes we have made, or anticipate making, to the design of an on-going open-label study of simufilam;

•announcements regarding an End-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA);

•our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases;

•the interpretation of results from our Phase 2 clinical studies;

•our estimated timeline for publishing in a peer-reviewed technical journal clinical results of our Phase 2b study of simufilam;

•our plans to further develop SavaDx, our investigational blood-based diagnostic, and our estimated timeline for doing so;

•the safety, efficacy, or potential therapeutic benefits of our product candidates;

•the utility of protection, or the sufficiency, of our intellectual property;

•our potential competitors or competitive products;

•expected future sources of revenue and capital and increasing cash needs;

•our use of Clinical Research Organizations (CROs) to conduct clinical studies of our product candidates;

•expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•our expenses increasing or fluctuations in our financial or operating results;

•our operating losses and anticipated operating and capital expenditures;

•expectations regarding the issuance of shares of common stock to employees pursuant to equity compensation awards, net of employment taxes;

•the development and maintenance of our internal information systems and infrastructure;

•our need to hire additional personnel and our ability to attract and retain such personnel;

•existing regulations and regulatory developments in the United States and other jurisdictions;

•our need to expand the size and scope of our physical facilities;

•the sufficiency of our current resources to continue to fund our operations;

•the accuracy of our estimates regarding expenses, capital requirements, and needs for additional financing;

•assumptions and estimates used for our disclosures regarding stock-based compensation; and

•the long-term impact of COVID-19, a novel coronavirus first detected in 2019, on our operations and financial condition.

Such forward-looking statements and our business involve risks and uncertainties, including, but not limited to the following:

•We are in the early stages of clinical drug development and have a limited operating history in our business targeting Alzheimer’s disease and no products approved for commercial sale.

•We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

•Research and development of biopharmaceutical products is a highly uncertain undertaking and involves a substantial degree of risk and our business is heavily dependent on the successful development of our product candidates.

•We may need to obtain substantial additional financing to complete the development and any commercialization of our product candidates.

•We may not be successful in our efforts to continue to develop product candidates or commercially successful products.

•We may not be successful in our efforts to expand indications for product candidates.

•We are concentrating a substantial portion of our research and development efforts on the diagnosis and treatment of Alzheimer’s disease, an area of research that has recorded many clinical failures.

•We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

•Our clinical trials may fail to demonstrate evidence of the safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and the commercialization of our product candidates.

•We may be unable to protect our intellectual property rights or trade secrets.

•We may be subject to third-party claims of intellectual property infringement.

•We may not succeed in our maintenance or pursuit of licensing rights or third-party intellectual property necessary for the development of our product candidates.

•Enacted or future legislation or regulatory actions may adversely affect our product pricing, or limit the reimbursement we may receive for our products.

•A significant breakdown, security breach or interruption affecting our internal computer systems, or those used by our third-party research collaborators, may compromise the confidentiality of our financial or proprietary information, result in material disruptions of our products and operations and adversely affect our reputation.

•We may be unsuccessful at hiring and retaining qualified personnel.

•Adverse circumstances caused by disease epidemics or pandemics, such as Coronavirus Disease 2019, or COVID-19, a novel coronavirus first detected in 2019;

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

We currently have two clinical-stage biopharmaceutical assets under development:

•our lead therapeutic product candidate, called simufilam, is a novel treatment for Alzheimer’s disease; and

•our lead investigational diagnostic product candidate, called SavaDx, is a novel way to detect the presence of Alzheimer’s disease from a small sample of blood, possibly years before the overt appearance of clinical symptoms.

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

Clinical Strategy Around Open-label Study

Much of the value of our open-label study is to gain data to support simufilam’s long-term safety profile in patients. Interim efficacy data from an open-label study has limitations compared to efficacy data from a fully completed, large, randomized controlled clinical trial, or from a fully enrolled open-label study.

We believe there is logic to conducting an open-label study prior to conducting a large, expensive Phase 3 clinical testing program. First, this is a standard clinical method of demonstrating drug safety. Second, we believe that if an experimental drug for Alzheimer’s shows no treatment benefits in a well-designed open-label study, then there is no chance that drug will succeed in Phase 3 clinical testing. Of course, the opposite is not true: encouraging treatment effects in an open-label study is not proof of drug efficacy, nor can encouraging treatment effects predict clinical success in a Phase 3 program.

In short, we believe a well-designed, open-label study is an exercise in prudent risk-management. Clinical results may serve as a tool to help inform and manage the inherent risks and uncertainties of drug development prior to undertaking a large, expensive Phase 3 clinical testing program.

Open-label Study Strategy

In March 2020, we initiated a long-term, open-label study to evaluate simufilam in patients with Alzheimer’s disease. This study is funded by a research grant award from the National Institutes of Health (NIH). The study is intended to monitor the long-term safety and tolerability of simufilam 100 mg twice-daily for 12 or more months. Another study objective is to measure changes in cognition using ADAS-Cog, a standard test of cognition in Alzheimer’s disease. The study protocol has pre-specified cognition measurements at 6, 9 and 12 months. This study also uses the Neuropsychiatric Inventory (NPI) to assess the presence and severity of dementia-related behavior. ADAS-Cog and NPI scales are both widely used clinical tools in trials of Alzheimer’s disease.

In June 2021, the open-label study reached its target enrollment of 150 subjects with mild-to-moderate Alzheimer’s disease. By physician and patient request, clinical sites may continue to enroll additional subjects up through the initiation of the Company’s Phase 3 pivotal program of simufilam.

In February 2021, we announced results of a preplanned interim analysis of our open-label study with simufilam. This interim analysis summarized clinical data in the first 50 patients who have completed at least 6 months of drug treatment. Patients’ cognition and behavior scores both improved following six months of simufilam treatment, with no safety issues. Six months of simufilam treatment improved cognition scores by 1.6 points on ADAS-Cog11, a 10% mean improvement from baseline to month 6. In these same patients, simufilam also improved dementia-related behavior, such as anxiety, delusions and agitation, by 1.3 points on the Neuropsychiatric Inventory, a 29% mean improvement from baseline to month 6.

In July 2021, we announced results of another preplanned interim analysis of our open-label study with simufilam. This interim analysis summarized clinical data on the first 50 patients who have completed at least 9 months of drug treatment. Patients’ cognition and behavior scores both improved following six months of simufilam treatment, with no safety issues. Nine months of simufilam treatment improved cognition scores by 3.0 points on ADAS-Cog11, an 18% mean improvement from baseline to month 9 (p<0.001). Figure 1.

Figure 1. Cognition Results

Insert A ADAS-Cog11 scores improved 3 points at 9 months in the first 50 subjects. Mean ADAS-Cog Change from Baseline -4 -3 -2 -1 0 +1 +2 +3 -1.6 -3.0 DECLINE IMPROVE P < 0.001 by paired t test: Baseline vs. 9 Months 6 months 9 months 12 months CASSAVA sciences

Alzheimer’s is a progressive disease. Cognition will always decline over time. Historical controls indicate that in patients with mild-to-moderate Alzheimer’s disease, cognition scores decline 4+ points on ADAS-Cog over 9 months, as reported by the science literature, and, more recently, by Biogen, Inc. In 2020, Biogen reported a 5.2-point decline over 18 months on ADAS-Cog in placebo patients with early Alzheimer’s disease in two Phase 3 studies with their drug, aducanumab.

Despite an expectation of cognitive decline, simufilam improved ADAS-Cog scores in 66% of patients at 9 months. An additional 22% of patients declined less than an expected 4+ point decline at 9 months. Cognition outcomes suggest simufilam’s treatment effects were broad-based. Figure 2.

Figure 2. Individual Patient Changes in ADAS-Cog (N=50)

Insert B 66% of Patients Improved at 9 Months (N=33) 22% of Patients Declined Less Than Expected (N=11) Change in ADAS-Cog11 Baseline to 9 Months -15 -10 -5 0 5 10 DECLINE IMPROVE 4+ point decline over 9 months is expected in M2M AD CASSAVA sciences

Alzheimer’s is often accompanied by behaviors disorders, such as anxiety, agitation or delusions. These may become more frequent as disease progresses. Simufilam reduced dementia-related behavior at 9 months on the Neuropsychiatric Inventory (NPI), a clinical tool widely used to measure changes in dementia-related behavior.

•At baseline, 34% of study subjects had no neuropsychiatric symptoms.

•At month 6, 38% of study subjects had no neuropsychiatric symptoms.

•At month 9, over 50% of study subjects had no neuropsychiatric symptoms.

The safety profile of simufilam in the interim analysis is consistent with prior human studies. There were no drug-related serious adverse events. Adverse events were mild and transient.

In July 2021, we also announced positive biomarker data from our open-label study. Biomarkers are objective biological data. There are no placebo effects.

A key objective of this bioanalysis was to measure changes in levels of biomarkers in patients before and after 6 months of treatment with open label simufilam. Biomarker data were analyzed from cerebrospinal fluid (CSF) collected from 25 patients with mild-to-moderate Alzheimer’s disease who are enrolled in the open-label study and who agreed to undergo a lumbar puncture at baseline and again after 6 months of treatment. All bioanalyses were conducted blind by an outside lab.

Simufilam robustly improved all measured CSF biomarkers.

Cerebrospinal fluid (CSF) biomarkers of disease pathology, t-tau and p-tau181, decreased 38% and 18%, respectively (both p<0.00001). CSF biomarkers of neurodegeneration, neurogranin and Nfl, decreased 72% and 55%, respectively (both p<0.00001). CSF biomarkers of neuroinflammation, sTREM2 and YKL-40, decreased 65% and 44% (both p<0.00001). All p-values are baseline vs. 6-month levels by paired t-test. Figure 3.

Core markers of Alzheimer’s pathology are total tau (T-tau), phosphorylated tau (P-tau181), and amyloid beta42 (Aβ42). In Alzheimer’s, tau levels are elevated and Aβ42 is low.

•T-tau decreased 38% (p<0.00001)

•P-tau181 decreased 18% (p<0.00001)

•CSF Aβ42 increased 84% (p<0.00001)

Elevated CSF levels of two proteins, neurogranin (Ng) and neurofilament Light Chain (NfL) indicate neurodegeneration.

•Ng decreased 72% (p<0.00001)

•NfL decreased 55% (p<0.00001)

Elevated levels of marker YKL-40 indicate neuroinflammation.

•YKL-40 decreased 44% (p<0.00001)

sTREM2 is a biomarker of microglia-induced neuroinflammation that has commanded substantial recent attention from researchers for its role in Alzheimer’s and frontotemporal dementia.

•sTREM2 decreased 65% (p<0.00001)

HMGB1 protein, is a damage-related protein sometimes called a ‘danger molecule’ because it triggers additional neuroinflammation and loss of neurons.

•HMGB1 decreased 53% (p<0.00001)

Figure 3. Significant Decreases in CSF Biomarkers at Month 6

Insert D % Change from Baseline -80% -70% -60% -50% -40% -30% -20% -10% 0% P-tau181 Total tau sTREM2 YKL40 Neurogranin NfL HMGB1 -18% -38% -65% -44% -72% -55% -53% P < 0.0001 for all by paired t test CASSAVA sciences

Cognition Maintenance Study

In May 2021, we initiated a double-blind, randomized, placebo-controlled study in patients with mild-to-moderate Alzheimer’s disease. Patients who have completed at least one year of open-label treatment with simufilam qualify to enroll in the Cognition Maintenance Study (CMS). Study subjects in the CMS are randomized (1:1) to simufilam or placebo for six months. The CMS is designed to compare simufilam’s effects on cognition in Alzheimer’s patients who continue with drug treatment versus patients who discontinue drug treatment. Figure 4. The target enrollment for the CMS is 100 subjects or more; as of mid-June 2021, approximately 30 subjects were enrolled.

Figure 4. Cognition Maintenance Study Design

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

_____________________________

1 ADAS-Cog = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale, a measure of cognition

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3 iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

Phase 3 Clinical Program

We plan to initiate a Phase 3 program of simufilam in Alzheimer’s disease. The Phase 3 program consists of two large, double-blind, randomized, placebo-controlled studies in patients with mild-to-moderate Alzheimer’s disease dementia. In June 2021, we announced the selection of Premier Research International as our clinical research organization (CRO) to help conduct the Phase 3 clinical program of simufilam for Alzheimer’s disease.

We expect to initiate the Phase 3 program in Q4 2021. Figure 5.

Figure 5. Phase 3 Program Overview

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

In July 2021, we announced positive clinical data with SavaDx when used to measure plasma levels of altered filamin A before and after simufilam treatment in patients with Alzheimer’s disease. In a Phase 2b randomized, controlled trial sponsored by the National Institutes of Health (NIH), simufilam significantly reduced plasma levels of altered filamin A in Alzheimer’s patients treated for 28 days. Plasma levels of p-tau181 also dropped significantly in these same patients.

Simufilam 100 mg and 50 mg reduced plasma levels of altered filamin A by 48% (p=0.003) and 44% (p=0.02) respectively, versus placebo. Additionally, simufilam 100 mg and 50 mg reduced plasma levels of p-tau181 by 17% (p=0.01) and 15% (p=0.02) respectively, versus placebo. Plasma p-tau181 is a biomarker that is known to be elevated in Alzheimer’s disease.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $183.6 million at June 30, 2021. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of reimbursement from NIH grants, preclinical activities, enrollment rates of clinical trials for our product candidates and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase substantially in the future as we:

•initiate a large-scale drug manufacturing campaign for simufilam;

•plan to initiate a Phase 3 clinical program with simufilam;

•conduct other preclinical and clinical studies for our product candidates;

•plan to seek regulatory approvals for our product candidates;

•develop, formulate, manufacture and commercialize our product candidates;

•implement additional internal systems and develop new infrastructure;

•acquire or in-license additional products or technologies, or expand the use of our technology;

•maintain, defend and expand the scope of our intellectual property

•hire additional personnel; and

•expand our office facilities to accommodate growth in personnel and R&D activities.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses which have been reduced for reimbursements received for NIH grants (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development expenses - gross	$4,787	$1,688	$7,892	$3,574
Less: Reimbursement from NIH grants	886	1,097	1,462	2,439
Research and development expenses - net	$3,901	$591	$6,430	$1,135

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended June 30, 2021 and 2020, we received $0.9 million and $1.1 million from NIH research grants, respectively. During the six months ended June 30, 2021 and 2020, we received $1.5 million and $2.4 million from NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

Critical Accounting Policies

The preparation of our condensed financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our condensed financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements and research collaborations. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our condensed financial statements require significant estimates and judgments:

•Research Contracts and Accruals. We have entered into various research and development contracts with research institutions and other third-party vendors. Related payments are recorded as research and development expenses as incurred. We record accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates. Our historical accrual estimates have not been materially different from actual costs.

•2020 Cash Incentive Bonus Plan. In 2020, we established the 2020 Cash Incentive Bonus Plan (the “Plan”) to incentivize Plan participants. Awards under the Plan are accounted for as liability awards under ASC 718, “Stock-based Compensation”. The fair value of each potential Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the Plan will be recognized over the expected achievement period for each Plan award, when a Performance Condition is considered probable of being met.

The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in our market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless our market capitalization increases significantly and (1) we complete a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan, to render payment (each, a “Performance Condition”), neither of which may ever occur. Because of the inherent discretion and uncertainty regarding these requirements, we have concluded that a Plan grant date has not occurred as of June 30, 2021. No actual cash payments were authorized or made to participants under the Plan through June 30, 2021.

•Stock-based Compensation. We recognize non-cash expense for the fair value of all stock options and other share-based awards. We use the Black-Scholes option valuation model to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. For all options granted, we recognize the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

•Income Taxes. We account for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have accumulated significant deferred tax assets that reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these deferred tax assets with a valuation allowance.

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

Results of Operations – Three and Six Months Ended June 30, 2021 and 2020

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•Pre-clinical testing,

•clinical trials,

•clinical supplies and related formulation and design costs, and

•compensation and other personnel-related expenses.

Research and development expenses were $3.9 million and $0.6 million during the three months ended June 30, 2021 and 2020, respectively. This 560% increase was due primarily to costs related to the manufacturing of clinical trial supplies in anticipation of launching a Phase 3 clinical program in simufilam, costs of an on-going open-label study in simufilam, as well as increased personnel costs compared to the prior year.

Research and development expenses were $6.4 million and $1.1 million during the six months ended June 30, 2021 and 2020, respectively. The 467% increase was due primarily to costs related to the manufacturing of clinical trial supplies in anticipation of launching a Phase 3 clinical program in simufilam, costs of an on-going open-label study in simufilam, increased personnel costs, as well as a decrease in grant funding received from NIH compared to the prior year. During the six months ended June 30, 2021 and 2020, we received $1.5 million and $2.4 million from research grants from NIH, respectively.

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

General and administrative expenses were $1.2 million and $0.8 million during the three months ended June 30, 2021 and 2020, respectively. The 51% increase was due primarily to higher annual shareholder meeting and insurance costs in 2021 compared to the prior year.

General and administrative expenses were $2.2 million and $1.6 million during the six months ended June 30, 2021 and 2020, respectively. The 40% increase was due primarily to higher annual shareholder meeting and insurance costs in 2021 compared to the prior year.

We expect our general and administrative expenses to increase in future periods due to higher operating costs such as insurance, office space and information technology related expenses.

Gain on Sale of Property and Equipment

There were no sales of property and equipment during the three and six months ended June 30, 2021.

During the three months ended June 30, 2020, we sold surplus manufacturing equipment to an independent third party and received proceeds totaling $260,000. During the six months ended June 30, 2020, we sold surplus manufacturing equipment to an independent third party and received proceeds totaling $360,000.

We do not expect any future gains on sales of property and equipment.

Interest Income

Interest income was $13,000 and $27,000 during the three months ended June 30, 2021 and 2020, respectively. Interest income was $20,000 and $99,000 during the six months ended June 30, 2021 and 2020, respectively. The decrease in interest income was due to lower interest rates, which more than offset additional interest from increases in our cash balances compared to the prior periods.

We expect interest income to decrease in 2021 compared to 2020 due to decreases in interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2021, cash and cash equivalents were $278.3 million.

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

We did not receive any proceeds from exercise of common stock warrants during the three months ended June 30, 2021. During the three months ended June 30, 2020, we received proceeds of $0.2 million from the exercise of 0.2 million shares pursuant to warrants.

During the six months ended June 30, 2021, we received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants. During the six months ended June 30, 2020, we received proceeds of $3.8 million from the exercise of 3.1 million shares pursuant to warrants.

There were no remaining common stock warrants outstanding as of June 30, 2021.

At-the-Market Common Stock Offering

In March 2020, we established an at-the-market offering program (“ATM”) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the SEC on May 5, 2020. We are obligated to pay a commission of 3.0% of the gross proceeds from the sale of shares of common stock in the offering. We are not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the three and six months ended June 30, 2021 and 2020.

NIH Research Grant Awards

Our programs have been supported by NIH under multiple research grant awards. Strong, long-term support from NIH has allowed us to advance our two lead product candidates, simufilam and SavaDx, into clinical development.

In May 2021, we were awarded a new research grant award from NIH of up to $2.7 million to support clinical readiness activities in support of an upcoming Phase 3 program with simufilam. In April 2020, we were awarded a research grant from NIH of up to $2.5 million. In March 2020, we were awarded a supplemental research funding grant from NIH of up to $374,000. These non-dilutive research grants are intended to strengthen our clinical program of simufilam, our investigational drug to treat Alzheimer’s disease. All of our NIH research grant awards are paid out on a reimbursement basis and require milestone-based technical progress.

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

The Company’s market capitalization, including all outstanding stock options, was $89.4 million at the inception of the Plan on August 26, 2020. If the Company were to exceed a $5 billion market capitalization for no less than 20 consecutive trading days, and conditions noted above for payment are met, all Plan milestones would be deemed achieved, in which case total cash bonus awards would range from a minimum of $139.1 million up to a hypothetical maximum of $322.3 million.

The Company’s potential financial obligation to plan participants at June 30, 2021 totaled $7.3 million, based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the six months ended June 30, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 10 additional Plan milestones.

Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $81.0 million up to a hypothetical maximum of $195.0 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

Subsequent to June 30, 2021, the Company achieved one additional Valuation Milestone triggering potential Company obligations to all Plan participants from a minimum of $12.7 million up to a hypothetical maximum of $30.0 million, to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No actual cash payments have been made to participants under the Plan as of June 30, 2021, or through the filing date of this Form 10-Q.

Use of Cash

Net cash used in operating activities was $7.4 million for the six months ended June 30, 2021, resulting primarily from the net loss reported of $8.7 million and an increase in prepaid and other assets of $2.2 million, partially offset by an increase in accrued development expense of $1.7 million and accounts payable of $1.0 million, as well as stock-based compensation expense of $0.7 million.

Net cash used in operating activities was $2.0 million for the six months ended June 30, 2020, resulting primarily from the net loss reported of $2.3 million and a gain on sale of property and equipment of $0.3 million, partially offset by stock-based compensation expense of $0.5 million.

Net cash used in investing activities during the six months ended June 30, 2021 was $73,000 for purchase of property and equipment.

Net cash provided by investing activities during the six months ended June 30, 2020 was $360,000 for proceeds received from the sale of property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2021 was $192.3 million, consisting of $189.8 million proceeds from our registered direct offering of common stock in February 2021, $1.7 million from exercise of stock options and $0.7 million proceeds from exercise of common stock warrants.

Net cash provided by financing activities during the six months ended June 30, 2020 was $3.8 million, resulting from proceeds from exercise of common stock warrants.

Leases

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in April 2024. We also lease an additional 3,600 square feet of office space in Austin, Texas that expires on April 30, 2022.

On August 4, 2021, we completed the purchase of a two-building office complex in Austin, Texas, which will serve as our new corporate headquarters. This property is intended to accommodate our anticipated significant growth and expansion of our operations in the coming years. Company management expects to be hands-off with regards to property management. Maintenance, physical facilities, leasing, property management and other key responsibilities around property ownership will all be assumed by professional real-estate managers under long-term contract with the Company. The property purchase price was $21.9 million, exclusive of closing costs, funded with cash on hand. The office complex measures approximately 90,000 rentable square feet. The property is currently 59% leased, before the effect of the Company occupying approximately 25% of the property in the near future. The seller is an independent third party not affiliated with the Company.

Other Commitments

We had non-cancellable commitments for the manufacture of simufilam totaling approximately $1.9 million at June 30, 2021.

We have an accumulated deficit of $183.6 million as of June 30, 2021. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended June 30, 2021 that has material affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form 10-K. The risks and uncertainties described in our 2020 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

		Incorporated by
		Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	12/11/2020	3.1
4.1	Specimen Common Stock Certificate.	10-Q	8/12/2019	4.1
10.1	Form of Securities Purchase Agreement, dated February 10, 2021, by and between Cassava Sciences, Inc. and the purchasers named therein.	8-K	2/12/2021	10.1
10.2*	Master Services Agreement between Cassava Sciences, Inc. and Evonik Corporation, dated February 22, 2021.	8-K	3/11/2021	10.1
10.3*	Master Services Agreement between Cassava Sciences, Inc. and Premier Research International LLC, dated June 11, 2021				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

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

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: August 4, 2021

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: August 4, 2021