Form 10-Q
period 2021-09-30
CASSAVA SCIENCES INC
filed 2021-11-15
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	40,016,792
Shares Outstanding as of November 10, 2021

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$241,524	$93,506
Prepaid expenses and other current assets	10,391	488
Total current assets	251,915	93,994
Operating lease right-of-use assets	231	295
Property and equipment, net	20,695	11
Intangible assets, net	1,209	—
Other assets	199	—
Total assets	$274,249	$94,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,345	$911
Accrued development expense	3,251	719
Accrued compensation and benefits	126	83
Operating lease liabilities, current	95	58
Other current liabilities	509	94
Total current liabilities	6,326	1,865
Operating lease liabilities, non-current	164	235
Other non-current liabilities	194	—
Total liabilities	6,684	2,100
Commitments and contingencies (Notes 9, 11 and 13)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 40,016,792 and 35,237,987 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	40	35
Additional paid-in capital	460,659	267,086
Accumulated deficit	(193,134)	(174,921)
Total stockholders' equity	267,565	92,200
Total liabilities and stockholders' equity	$274,249	$94,300

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development, net of grant reimbursement	$8,041	$399	$14,471	$1,534
General and administrative	1,712	1,038	3,953	2,634
Gain on sale of property and equipment	—	—	—	(346)
Total operating expenses	9,753	1,437	18,424	3,822
Operating loss	(9,753)	(1,437)	(18,424)	(3,822)
Interest income	15	7	35	106
Other income, net	176	—	176	—
Net loss	$(9,562)	$(1,430)	$(18,213)	$(3,716)
Net loss per share, basic and diluted	$(0.24)	$(0.06)	$(0.46)	$(0.15)
Shares used in computing net loss per share, basic and diluted	39,957	24,972	39,218	24,745

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,213)	$(3,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,237	750
Depreciation	131	21
Amortization of intangible assets	90	—
Gain on sale of property and equipment	—	(346)
Changes in operating assets and liabilities:
Prepaid and other assets	(10,102)	(729)
Operating lease right-of-use assets and liabilities	30	—
Accounts payable	1,434	12
Accrued development expense	2,532	(219)
Accrued compensation and benefits	43	22
Other current liabilities	609	(2)
Net cash used in operating activities	(22,209)	(4,207)
Cash flows from investing activities:
Purchase of property and equipment	(22,114)	—
Proceeds from sale of property and equipment	—	360
Net cash (used in) provided by investing activities	(22,114)	360
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,824	256
Proceeds from issuance of common stock upon exercise of common stock warrants	692	4,584
Proceeds from registered direct offering, net of issuance costs	189,825	—
Net cash provided by financing activities	192,341	4,840
Net increase in cash and cash equivalents	148,018	993
Cash and cash equivalents at beginning of period	93,506	23,081
Cash and cash equivalents at end of period	$241,524	$24,074

See accompanying notes to condensed consolidated financial statements.

Cassava Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. General and Liquidity

Cassava Sciences, Inc. and its wholly-owned subsidiaries (collectively referred to as the “Company”) discovers and develops proprietary pharmaceutical product candidates that may offer significant improvements to patients and healthcare professionals. The Company generally focuses its discovery and product development efforts on disorders of the nervous system.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2021. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Coronavirus Disease 2019 (COVID-19)

The widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has not significantly impacted the Company’s operations or financial condition as of November 15, 2021. However, this pandemic has created a dynamic and uncertain situation in the national economy. The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $193.1 million at September 30, 2021. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at September 30, 2021 and December 31, 2020.

Proceeds from Grants

During the three months ended September 30, 2021 and 2020, the Company received reimbursements totaling $2.0 million and $1.0 million pursuant to National Institutes of Health (“NIH”) research grants, respectively. During the nine months ended September 30, 2021 and 2020, the Company received reimbursements totaling $3.5 million and $3.4 million pursuant to NIH research grants, respectively. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

The Company included the following in the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(9,562)	$(1,430)	$(18,213)	$(3,716)
Denominator:
Shares used in computing net loss per share, basic and diluted	39,957	24,972	39,218	24,745
Net loss per share, basic and diluted	$(0.24)	$(0.06)	$(0.46)	$(0.15)

Dilutive common stock options excluded from net loss per share, diluted	2,350	2,184	2,219	2,314
Common stock warrants excluded from net loss per share, diluted	—	838	—	838

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

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other third-party vendors. These agreements are generally cancelable. Except for refundable deposits, related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from actual costs.

Incentive Bonus Plan

In 2020, the Company established the 2020 Cash Incentive Bonus Plan (the “Plan”) to incentivize Plan participants. Awards under the Plan are accounted for as liability awards under Accounting Standards Codification (ASC) 718 “Stock-based Compensation”. The fair value of each potential Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the Plan will be recognized over the expected achievement period for each Plan award, when a Performance Condition (as defined below) is considered probable of being met. See Note 11 for further discussion of the Plan.

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

Property and equipment

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Buildings, and site improvements have estimated useful lives of 39 years and 9 years, respectively. Tenant improvements are amortized using the straight-line method over the useful lives of the improvements or the remaining term of the corresponding leases, whichever is shorter. The remaining term of the corresponding leases is approximately 2.8 years.

Property and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment are considered to be impaired, an impairment loss is recognized.

Intangible assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements, which approximates 2.7 years.

Intangible assets are reviewed for impairment on an annual basis, and when there is reason to believe that their values have been diminished or impaired. If intangible assets are considered to be impaired, an impairment loss is recognized.

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

Note 3. Prepaid and Other Assets

Prepaid and other assets at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid insurance	$966	$457
Contract research organization deposit	9,204	—
Other	221	31
Total prepaid expenses and other current assets	$10,391	$488

Note 4. Real Property Acquisition

On August 4, 2021, the Company completed the all-cash purchase of a two-building office complex in Austin, Texas, which will serve as its future corporate headquarters. This property is intended to accommodate the Company’s anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are being outsourced to professional real-estate managers under long-term contract with the Company. The purchase price of the property was $22.0 million, including transaction costs, funded with cash on hand. The office complex measures approximately 90,000 rentable square feet. At acquisition and September 30, 2021, the property was 59% leased, before the Company’s occupancy of approximately an additional 25% of the property in 2022. The seller was an independent third party not affiliated with the Company.

The purchase was accounted for as an asset acquisition under Accounting Standards Codification (ASC) 805, Business Combinations. As all assets purchased by the Company are considered a single identifiable asset for purposes of the screen test under ASC 805 as the buildings and property improvements are attached to the land and cannot be removed without incurring significant costs and the in-place lease intangibles should be combined with the related real estate and considered a single asset. As substantially all of the fair value of the gross assets acquired are concentrated into a single identifiable asset, the Company concluded that the screen was met, and the transaction is not considered an acquisition of a business. Pursuant to the cost accumulation method as prescribed in ASC 805, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. The value of acquired in-place leases is measured as the sum of lost revenues that would be incurred during a prospective lease-up period that would be necessary to achieve occupancy similar to that at the time of acquisition.

The acquisition is summarized as follows (in thousands):

Real Property Acquisition
Land	$3,734
Buildings	15,980
Site improvements	453
Tenant improvements	567
Total tangible assets acquired	$20,734

Lease-in-place agreements	$1,053
Leasing commissions and other	246
Total intangible assets	$1,299

Consideration paid	$22,033

The Company records the net income from building operations and leases as other income, net, as leasing is not core to the Company’s operations. Building depreciation and amortization is included in general and administrative expense. Components of other income, net, for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Lease revenue	$347	$—	$347	$—
Property operating expenses	(171)	—	(171)	—
Other income, net	$176	$—	$176	$—

Note 5. Property and equipment

The components of property and equipment, net, as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Land	$3,734	$—
Buildings	15,980	—
Site improvements	453	—
Tenant improvements	567	—
Furniture and equipment	178	97
Gross property and equipment	$20,912	$97
Accumulated depreciation	(217)	(86)
Property and equipment, net	$20,695	$11

Note 6. Intangible assets

The components of intangible assets, net, as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021	December 31, 2020
Lease-in-place agreements	$1,053	$—
Leasing commissions and other	246	—
Gross intangible assets	$1,299	$—
Accumulated amortization	(90)	—
Intangible assets, net	$1,209	$—

Amortization expense for finite-lived intangible assets is expected to be as follows (in thousands):

For the year ending December 31,
2021	$206
2022	464
2023	464
2024	165
Total amortization	$1,299

Note 7. Stockholders’ Equity and Stock-Based Compensation Expense

Stockholders’ Equity Activity during the Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021 and 2020, the Company’s common stock outstanding and stockholders’ equity changed as follows:

	Common Stock	Stockholders' equity (in thousands)
Balance at December 31, 2019	21,841,810	$22,099
Stock-based compensation for:
Stock options for employees	—	261
Stock options for non-employees	—	9
Proceeds from exercise of common stock warrants	2,888,092	3,613
Net loss	—	(1,150)
Balance at March 31, 2020	24,729,902	$24,832

Stock-based compensation for:
Stock options for employees	—	249
Stock options for non-employees	—	3
Proceeds from exercise of common stock warrants	189,431	236
Net loss	—	(1,136)
Balance at June 30, 2020	24,919,333	$24,184

Non-cash stock-based compensation for:
Stock options for employees	—	224
Stock options for non-employees	—	4
Proceeds from exercise of common stock warrants	588,235	735
Proceeds from exercise of stock options	71,105	256
Net loss	—	(1,430)
Balance at September 30, 2020	25,578,673	$23,973

Balance at December 31, 2020	35,237,987	$92,200
Stock-based compensation for:
Stock options for employees	—	249
Stock options for non-employees	—	1
Proceeds from exercise of common stock warrants	554,019	692
Exercise of stock options	135,015	1,746
Proceeds from registered direct offering of common stock	4,081,633	189,825
Net loss	—	(3,526)
Balance at March 31, 2021	40,008,654	$281,187

Stock-based compensation for:
Stock options for employees	—	410
Stock options for non-employees	—	5
Exercise of stock options	3,240	3
Net loss	—	(5,125)
Balance at June 30, 2021	40,011,894	$276,480

Stock-based compensation for:
Stock options for employees	—	24
Stock options for non-employees	—	548
Exercise of stock options	4,898	75
Net loss	—	(9,562)
Balance at September 30, 2021	40,016,792	$267,565

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

There were no common stock sales under the ATM during the three and nine months ended September 30, 2021 and 2020.

Common Stock Warrants

In August 2018, the Company issued warrants to purchase up to an aggregate of 9.1 million shares of its common stock in conjunction with an offering of its common stock.

The Company did not receive any proceeds from exercise of common stock warrants during the three months ended September 30, 2021. During the three months ended September 30, 2020, the Company received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants.

During the nine months ended September 30, 2021, the Company received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants. During the nine months ended September 30, 2020, the Company received proceeds of $4.6 million from the exercise of 3.7 million shares pursuant to warrants.

There were no common stock warrants outstanding as of September 30, 2021.

Stock Option and Performance Award Activity in 2021

During the nine months ended September 30, 2021, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2020	2,817,504	138,055
Options granted	92,500	—
Options exercised	(241,638)	—
Options forfeited/canceled	(12,139)	—
Outstanding as of September 30, 2021	2,656,227	138,055

The weighted average exercise price of options outstanding at September 30, 2021 was $11.46. As outstanding options vest over the current remaining vesting period of 2.2 years, the Company expects to recognize stock-based compensation expense of $6.5 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $2.3 million over the implicit service period.

During the three months ended September 30, 2021, there were 6,644 stock options exercised. Of the stock options exercised, 1,746 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $75,000 during the three months ended September 30, 2021.

During the nine months ended September 30, 2021, there were 241,638 stock options exercised. Of the stock options exercised, 100,485 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $1,824,000 during the nine months ended September 30, 2021.

During the three and nine months ended September 30, 2020, there were 71,000 stock options exercised resulting in cash proceeds to the Company totaling $256,000.

Stock-based Compensation Expense in 2021

During the three and nine months ended September 30, 2021 and 2020, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$452	$109	$867	$335

General and administrative	120	119	370	415

Total stock-based compensation expense	$572	$228	$1,237	$750

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

Note 8. Income Taxes

The Company did not provide for income taxes during the three and nine months ended September 30, 2021, because it has projected a net loss for the full year 2021 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and nine months ended September 30, 2020.

Note 9. Commitments

Right-of-use Asset and Liability

The Company has a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on April 30, 2024. The Company also has a short-term lease agreement for an additional 3,600 square feet of office space in Austin, Texas that expires on April 30, 2022. Future lease payments as of September 30, 2021 are as follows (in thousands):

Future lease payments	2021	2022	2023	2024	Total future lease payments	Less: imputed interest	Total

Operating leases	$25	102	107	36	270	(11)	$259
Short-term operating lease	$16	21	—	—	37	—	$37

Rent expense for the three months ended September 30, 2021 and 2020 totaled $41,000 and $25,000, respectively.

Rent expense for the nine months ended September 30, 2021 and 2020 totaled $98,000 and $75,000, respectively.

Cash paid for operating lease liabilities during the three months ended September 30, 2021 and 2020 totaled $41,000 and $25,000, respectively. Cash paid for operating lease liabilities during the nine months ended September 30, 2021 and 2020 totaled $68,000 and $75,000, respectively.

Other Commitments

 The Company conducts its product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations that are cancelable. The Company’s obligations under these contracts are largely based on services performed. The Company also had non-cancellable commitments for the manufacture of simufilam totaling approximately $1.9 million at September 30, 2021.

Note 10. Sale of Property and Equipment

There were no sales of property and equipment during the three and nine months ended September 30, 2021.

There were no sales of property and equipment during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company sold surplus manufacturing equipment to a third party and received proceeds totaling $360,000.  The original cost of the property and equipment was $892,000 and accumulated depreciation was $878,000, resulting in a gain on sale of property and equipment of $346,000 during the nine months ended September 30, 2020.

Note 11.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of September 30, 2021.

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

In October 2020, the Company achieved the first Valuation Milestone. Subsequently, the Compensation Committee approved a potential cash bonus award of $7.3 million in total for all Plan participants, subject to future satisfaction of a Performance Condition.

During the nine months ended September 30, 2021, the Company achieved 11 Valuation Milestones triggering potential Company obligations to all Plan participants from a minimum of $93.7 million up to a hypothetical maximum of $225.0 million, to be determined by the Compensation Committee. However, no compensation expense has been recorded since no grant date has occurred and no Performance Conditions are considered probable of being met. There is no continuing service requirement for Plan participants once the Compensation Committee approves a cash bonus award.

No actual cash payments were authorized or made to participants under the Plan through September 30, 2021.

Note 12. Recently Issued Accounting Pronouncements

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

Note 13. Contingencies

Securities Class Actions and Shareholder Derivative Action

Between August 27 and October 26, 2021, following the submission of a Citizen Petition to the U.S. Food and Drug Administration (FDA) by Labaton Sucharow LLP, four class action lawsuits were filed alleging violations of the U.S. securities laws by the Company and certain named officers. The complaints allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading by the allegation contained in the Labaton Sucharow Citizen Petition. These actions were filed in the United States District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between September 14, 2020, and August 27, 2021. The Company expects that the cases will be consolidated and that a lead plaintiff and lead counsel will be appointed and thereafter that a consolidated amended complaint will be filed. The Company believes the claims are without merit and intends to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the United States District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s board of directors. The complaint relies on the Labaton Sucharow LLP Citizen Petition and alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although the plaintiffs in the derivative cases does not seek relief against the Company, it has certain indemnification obligations to the individual defendants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with Cassava Sciences, Inc.’s (the “Company,” “we,” “us,” or “our”) condensed financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Operating results are not necessarily indicative of results that may occur in future periods.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•our intention to initiate a second Phase 3 clinical study with simufilam in Alzheimer’s disease by the end of 2021, the number of participants we expect to enroll in our Phase 3 studies, the geographic areas for study enrollment, and the expected treatment benefits of simufilam for people with Alzheimer’s disease;

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

•the ability of clinical scales to assess cognition or health in our trials of Alzheimer’s disease;

•announcements or plans regarding any future analyses of our open-label study of simufilam and our estimated timeline for doing so;

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

•We are a small company with no sales force and may not be successful in our efforts to commercialize any product candidates which are approved.

•Our CROs and contract manufacturers may fail to perform as anticipated.

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

Please also refer to the section of this Quarterly Report on Form 10-Q entitled “Risk Factors” identified in Part II, Item 1A and the “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as such risk factors may be amended, updated or modified periodically in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for further information on these and other risks affecting us.

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

Simufilam and SavaDx were both discovered and designed in-house and were characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date. We own exclusive, worldwide rights to these drug assets and related technologies, without royalty obligations to any third party. Our patent protection with respect to simufilam and use of simufilam for Alzheimer’s disease and other neurodegenerative disease currently runs through 2033 and includes six issued patents and related patent filings and applications. In addition, we have patent protection with respect to simufilam for use in treating certain cancers that runs through 2034. We currently have no patents or patent applications with respect to SavaDx, which we believe is protected in the United States by trade secrets, know-how and other proprietary rights technology.

Alzheimer’s disease is a progressive neurodegenerative disorder that affects cognition, function and behavior. As of 2020, there were approximately 50 million people worldwide living with dementia and the annual global cost of dementia is now above $1 trillion, according to Alzheimer’s Disease International, a charitable organization. According to the non-profit Alzheimer's Association, Alzheimer’s disease is expected to nearly triple in the U.S. between now and 2050. If this occurs, there is potential for Alzheimer's disease to cause a major financial drain on the national economy.

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

Phase 2b Study

In September 2020, we announced final results of a Phase 2b study with simufilam in Alzheimer’s disease. In this clinical study funded by the NIH, Alzheimer’s patients treated with 50 mg or 100 mg of simufilam twice-daily for 28 days showed statistically significant (p<0.05) improvements in CSF biomarkers of disease pathology, neurodegeneration and neuroinflammation, versus Alzheimer’s patients who took placebo. In addition, Alzheimer’s patients treated with simufilam showed improvements in validated tests of episodic memory and spatial working memory, versus patients on placebo (Effect Size 17-46%). Cognitive improvements correlated most strongly (R=0.5) with decreases in levels of P-tau181.

Clinical Strategy Around Open-label Study

Much of the value of our open-label study is to gain data to support simufilam’s long-term safety profile in patients. Interim data from an open-label study has limitations compared to efficacy data from a fully completed, large, randomized controlled clinical trial, or from a fully completed open-label study.

We believe there is logic to conducting an open-label study prior to conducting a large, expensive Phase 3 clinical testing program. First, this is a standard clinical method of demonstrating drug safety. Second, we believe that if an experimental drug for Alzheimer’s shows no treatment benefits in a well-designed, long-term open-label study, then there is no chance that drug will succeed in Phase 3 clinical testing. Of course, the opposite is not true: encouraging treatment effects in an open-label study is not proof of drug safety or efficacy, nor can encouraging treatment effects predict clinical success in a Phase 3 program.

In short, we believe a well-designed, long-term, open-label study is an exercise in prudent risk-management. Clinical results may serve as a tool to help inform and manage the inherent risks and uncertainties of drug development prior to undertaking a large, expensive Phase 3 clinical testing program.

Open-label Study Strategy

In March 2020, we initiated a long-term, open-label study to evaluate simufilam in patients with Alzheimer’s disease. This study is funded by a research grant award from the National Institutes of Health (NIH). The study is intended to monitor the long-term safety and tolerability of simufilam 100 mg twice-daily for 12 or more months. Another study objective is to measure changes in cognition using ADAS-Cog, a standard test of cognition in Alzheimer’s disease. The study protocol has pre-specified interim analyses, including cognition measurements at 6, 9 and 12 months. This study also uses the Neuropsychiatric Inventory (NPI) to assess the presence and severity of dementia-related behavior. ADAS-Cog and NPI scales are both widely used clinical tools in trials of Alzheimer’s disease.

In June 2021, the open-label study reached its target enrollment of 150 subjects with mild-to-moderate Alzheimer’s disease. By physician and patient request, clinical sites continued to enroll additional subjects up through the initiation of the Company’s Phase 3 pivotal program of simufilam in October 2021. Approximately 200 subjects were enrolled as of September 2021.

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

In July 2021, we announced results of another preplanned interim analysis of our open-label study with simufilam. This interim analysis summarized clinical data on the first 50 patients who have completed at least 9 months of drug treatment. Patients’ cognition and behavior scores both improved following nine months of simufilam treatment, with no safety issues. Nine months of simufilam treatment improved cognition scores by 3.0 points on ADAS-Cog11, an 18% mean improvement from baseline to month 9 (p<0.001).

In September 2021, we announced results of a third preplanned interim analysis of our open-label study with simufilam. This interim analysis summarized clinical data on the first 50 patients who have completed at least 12 months of drug treatment. Patients’ cognition and behavior scores both improved following twelve months of simufilam treatment, with no safety issues. Twelve months of simufilam treatment improved cognition scores by 3.2 points on ADAS-Cog11 from baseline to month 12 (p<0.001). Figure 1.

Baseline values for cognition for each 50-patient cohort may not be exactly the same at months 6, 9 and 12 because study participants may drop out of the open-label study in-between interim analyses. At September 2021, the study’s drop-out rate was under 10%. Interim analyses summarize clinical data on the first 50 patients who have completed 6,9, and 12 months of open-label treatment.

Figure 1. Cognition Results

Insert A ADAS-Cog11 scores improved 3 points at 9 months in the first 50 subjects. Mean ADAS-Cog Change from Baseline -4 -3 -2 -1 0 +1 +2 +3 -1.6 -3.0 DECLINE IMPROVE P < 0.001 by paired t test: Baseline vs. 9 Months 6 months 9 months 12 months CASSAVA sciences

Alzheimer’s is a progressive disease. Cognition will always decline over time. Historical controls indicate that in patients with mild-to-moderate Alzheimer’s disease, cognition scores decline an average of 5.5 points on ADAS-Cog over 12 months amongst study subjects who were administered placebo in randomized, controlled trials, as reported by the science literature1, and, more recently, by Biogen, Inc. In 2020, Biogen reported a 5.2-point decline over 18 months on ADAS-Cog amongst study subjects with early Alzheimer’s disease who were administered placebo in two Phase 3 randomized, controlled trials studies with their drug, aducanumab2.

Despite an expectation of cognitive decline, simufilam improved ADAS-Cog scores in 68% of patients at 12 months. An additional 20% of patients declined less than an expected 5 points decline at 12 months. These study subjects declined an average of 2.5 points (S.D. ± 1.3). Cognition outcomes suggest simufilam’s treatment effects were broad-based. Figure 2 (data at 9 months).

Figure 2. Individual Patient Changes in ADAS-Cog (N=50) at 9 months

Insert B 66% of Patients Improved at 9 Months (N=33) 22% of Patients Declined Less Than Expected (N=11) Change in ADAS-Cog11 Baseline to 9 Months -15 -10 -5 0 5 10 DECLINE IMPROVE 4+ point decline over 9 months is expected in M2M AD CASSAVA sciences

Alzheimer’s is often accompanied by behaviors disorders, such as anxiety, agitation or delusions. These may become more frequent as disease progresses. Simufilam reduced dementia-related behavior at 12 months on the Neuropsychiatric Inventory (NPI), a clinical tool widely used to measure changes in dementia-related behavior.

•At baseline, 34% of study subjects had no neuropsychiatric symptoms.

•At month 6, 38% of study subjects had no neuropsychiatric symptoms.

•At month 9, over 50% of study subjects had no neuropsychiatric symptoms.

•At month 12, over 50% of study subjects had no neuropsychiatric symptoms.

The safety profile of simufilam in the interim analysis is consistent with prior human studies. There were no drug-related serious adverse events. Adverse events were mild and transient.

In July 2021, we also announced positive biomarker data from our open-label study. Biomarkers are objective biological data. There are no known placebo effects.

_____________________________

1 Disease Progression Meta-analysis Model in Alzheimer’s disease (Ito, et al., Pfizer Global Research), Alzheimer’s & Dementia 6 (2010) 39-53

2 EMERGE and ENGAGE Topline Results (2020), available on-line.

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

Simufilam robustly improved all measured CSF biomarkers in this cohort of 25 patients with mild-to-moderate Alzheimer’s disease.

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

In May 2021, we initiated a double-blind, randomized, placebo-controlled study in patients with mild-to-moderate Alzheimer’s disease. Patients who have completed at least one year of open-label treatment with simufilam qualify to enroll in the Cognition Maintenance Study (CMS). Study subjects in the CMS are randomized (1:1) to simufilam or placebo for six months. The CMS is designed to compare simufilam’s effects on cognition in Alzheimer’s patients who continue with drug treatment versus patients who discontinue drug treatment. Figure 4. The target enrollment for the CMS is 100 subjects or more; as of September 2021, > 35 subjects were enrolled.

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

_____________________________

1 ADAS-Cog = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale, a measure of cognition

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3 iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

Special Protocol Assessments

On August 24, 2021, we announced we had reached agreement with FDA under a Special Protocol Assessment (SPA) for both of its Phase 3 studies. These SPA agreements document that FDA has reviewed and agreed upon the key design features of our Phase 3 study protocols of simufilam for the treatment of patients with Alzheimer’s disease.

An SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of overall protocol design (e.g., entry criteria, dose selection, endpoints, etc.). These elements are critical to ensure that our planned Phase 3 studies of simufilam in Alzheimer’s disease can be considered adequate and well-controlled studies in support of a future regulatory submission and marketing application.

The first clinical study protocol under the SPA is titled “A Phase 3, Randomized, Double-Blind, Placebo-Controlled, Parallel-Group, 52-Week Study Evaluating the Safety and Efficacy of One Dose of Simufilam in Subjects with Mild-to-Moderate Alzheimer's Disease.”

The second clinical study protocol under the SPA is titled “A Phase 3, Randomized, Double-Blind, Placebo-Controlled, Parallel-Group, 76-Week Study Evaluating the Safety and Efficacy of Two Doses of Simufilam in Subjects with Mild-to-Moderate Alzheimer’s Disease.”

Phase 3 Drug Supply

In March 2021, we announced we had entered into a drug supply agreement with Evonik Industries AG for simufilam. Under the agreement, Evonik will supply us with large-scale, clinical-grade quantities of simufilam. Evonik is one of the world’s largest contract development and manufacturing organizations for pharmaceutical ingredients.

Phase 3 Clinical Program

The Phase 3 program consists of two large, double-blind, randomized, placebo-controlled studies in patients with mild-to-moderate Alzheimer’s disease dementia. Figure 5. In June 2021, we announced the selection of Premier Research International as our clinical research organization (CRO) to help conduct the Phase 3 clinical program of simufilam for Alzheimer’s disease.

Figure 5. Phase 3 Program Overview

On October 6, 2021, we announced the initiation of the first of two Phase 3 studies of simufilam. A second Phase 3 efficacy study of simufilam in Alzheimer’s disease is expected to begin by the end of the fourth quarter in 2021.

The first Phase 3 study, called RETHINK-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg in enhancing cognition and slowing cognitive and functional decline over 52 weeks. Secondary objectives include the assessment of simufilam's effect on neuropsychiatric symptoms and caregiver burden. We plan to enroll in a randomized, double-blind, placebo-controlled study approximately 750 patients with mild-to-moderate Alzheimer’s disease in the U.S. and Canada and, eventually, overseas. We commenced patient screening for RETHINK-ALZ in October 2021, followed by patient dosing in November 2021.

The second Phase 3 study, called REFOCUS-ALZ, which is expected to begin by the end of the fourth quarter in 2021, is designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg over 78 weeks. We plan to enroll in a randomized, double-blind, placebo-controlled study approximately 1,000 patients with mild-to-moderate Alzheimer’s disease in the U.S. and Canada and, eventually, overseas.

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

For business, personnel, scientific and regulatory reasons, we continue to prioritize the development of simufilam, our novel drug candidate, over SavaDx, our novel diagnostic candidate. The regulatory pathway for SavaDx is currently unknown but may eventually include analytical validation studies and clinical studies that support evidence of sensitivity, specificity, precision, accuracy and other variables in various healthy and diseased patient populations. We have not conducted such studies and do not expect to conduct such studies in 2021.

Publication Corrections

An erratum or corrigendum is a correction of a published text, generally a production or author's error, that was not caught in proofing. We note the following corrections in our published works.

In July 2021, we presented clinical data for SavaDx in a poster presentation titled, “SavaDx, a Novel Plasma Biomarker to Detect Alzheimer’s Disease, Confirms Mechanism of Action of Simufilam” at the Alzheimer’s Association International Conference (AAIC) in Denver, CO and virtually. Publication correction: the AAIC data and data analysis are correct, however, visual errors that were not caught in proofing were disclosed by the Company in September 2021. This error does not impact data conclusions.

In 2017, we published in Neurobiology of Aging an article titled “PTI-125 binds and reverses an altered conformation of filamin A to reduce Alzheimer’s disease pathogenesis” (Vol 55, July 2017, Pages 99–114). Publication correction: Figure 12 contains an image showing 12 control bands. It should show 13. The data analysis was based on all 13 control bands. This error does not impact data conclusions.

In 2012, we published in the Journal of Neuroscience an article titled, “Reducing Amyloid-Related Alzheimer's Disease Pathogenesis by a Small Molecule Targeting Filamin A” (JNeurosci 2012;32:9773-9784). Publication correction: a duplicated panel appears in Figure 8B of the article. This error does not impact data conclusions and the publisher is expected to print a correction.

No Evidence of Data Manipulation in Technical Paper

In August 2021, a law firm representing anonymous clients who have a short position in our stock submitted a Citizen Petition to the FDA that alleges, among other things, data manipulation in Western blots in a science article published by the Journal of Neuroscience (JNeurosci 2012;32:9773-9784, “Reducing Amyloid-Related Alzheimer’s Disease Pathogenesis by a Small Molecule Targeting Filamin A”). This peer-reviewed article was co-authored by our scientists and academic collaborators and is foundational to simufilam, our lead drug candidate for the proposed treatment of Alzheimer’s disease. In response to this and similar on-line allegations, the Journal of Neuroscience requested raw data for the article, including images of original, uncropped Western blots. In November 2021, we were informed by the Journal of Neuroscience that there is no evidence of data manipulation. The Journal of Neuroscience authorized us to share a statement on this matter, reprinted in full below:

“The Journal of Neuroscience follows COPE [Committee on Publication Ethics] guidelines and takes any claims of misconduct very seriously. In response to allegations of data manipulation in JNeurosci 2012;32:9773-9784 the Journal requested raw data, including images of original, uncropped Western blots. The Journal determined that there was one duplicated panel in Figure 8 and a Corrigendum was requested and will be printed. No evidence of data manipulation was found for Western blot data.”

Impact of COVID-19 on our Business

During the COVID-19 pandemic, our top priorities are to protect the health, well-being, and safety of our employees and partners, while still focusing on the key drivers of our business. Despite COVID-19, we believe we remain on-track to achieve our major strategic objectives for 2021 with simufilam. We have not experienced major disruptions across our drug manufacturing operations or supply of materials. Our broad spectrum of technical consultants, scientific advisors and service providers continue to provide timely services. We have adapted flexible business practices, such as remote work arrangements and temporary travel restrictions, to insure we continue to operate safety and cautiously while also meeting our public health responsibilities. We recognize the pandemic has created a dynamic and uncertain situation in the national economy. We continue to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on our operations. However, the scope of pandemic is unprecedented and its long-term impact on our operations cannot be reasonably estimated at this time.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $193.1 million at September 30, 2021. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of reimbursement from NIH grants, preclinical activities, enrollment rates of clinical trials for our product candidates and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase substantially in the future as we:

•conduct our first Phase 3 study with simufilam

•initiate and conduct our second Phase 3 study with simufilm

•continue a large-scale drug manufacturing campaign for simufilam;

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses which have been reduced for reimbursements received for NIH grants (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development expenses - gross	$10,029	$1,374	$17,922	$4,949
Less: Reimbursement from NIH grants	1,988	975	3,451	3,415
Research and development expenses - net	$8,041	$399	$14,471	$1,534

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for preclinical studies and clinical trials and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended September 30, 2021 and 2020, we received $2.0 million and $1.0 million in NIH research grants, respectively. During the nine months ended September 30, 2021 and 2020, we received $3.5 million and $3.4 million in NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

Critical Accounting Policies

The preparation of our condensed financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our condensed financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to agreements and research collaborations. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our condensed financial statements require significant estimates and judgments:

•Research Contracts and Accruals. We have entered into various research and development contracts with research institutions and other third-party vendors. Except for refundable deposits, related payments are recorded as research and development expenses as incurred. We record accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from our estimates. Our historical accrual estimates have not been materially different from actual costs.

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

The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in our market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless our market capitalization increases significantly and (1) we complete a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan, to render payment (each, a “Performance Condition”), neither of which may ever occur. Because of the inherent discretion and uncertainty regarding these requirements, we have concluded that a Plan grant date has not occurred as of September 30, 2021. No actual cash payments were authorized or made to participants under the Plan through September 30, 2021.

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

Results of Operations – Three and Nine Months Ended September 30, 2021 and 2020

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•Pre-clinical testing,

•clinical trials,

•clinical supplies and related formulation and design costs, and

•compensation and other personnel-related expenses.

Research and development expenses were $8.0 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively. This significant increase was due primarily to costs related to manufacture of clinical trial supplies for and the initiation of a Phase 3 clinical program in simufilam, costs of an on-going open-label study in simufilam, as well as increased personnel costs compared to the prior year. These increases were partially offset by an increase in grant funding received from NIH and recorded as a reduction in research and development expenses. During the three months ended September 30, 2021 and 2020, we received $2.0 million and $1.0 million in research grants from NIH, respectively.

Research and development expenses were $14.5 million and $1.5 million during the nine months ended September 30, 2021 and 2020, respectively. The significant increase was due primarily to costs related to the manufacture of clinical trial supplies for and the initiation of a Phase 3 clinical program in simufilam, costs of an on-going open-label study in simufilam, and increased personnel costs compared to the prior year.

We expect research and development expense to increase significantly in future periods as compared to 2020 as we continue to hire new personnel, manufacture drug supply, continue our development efforts and conduct a Phase 3 clinical program with simufilam.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. Allocated expenses consist primarily of leased facility costs. Depreciation and amortization for buildings owned is included in general and administrative expense. We incur expenses associated with operating as a public company, including additional legal fees, expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance and audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services.

General and administrative expenses were $1.7 million and $1.0 million during the three months ended September 30, 2021 and 2020, respectively. The 65% increase was due primarily to higher legal and insurance costs in 2021 as well as $200,000 of depreciation and amortization for the two-building office complex in Austin, Texas, purchased in third quarter 2021 as compared to the prior year.

General and administrative expenses were $4.0 million and $2.6 million during the nine months ended September 30, 2021 and 2020, respectively. The 50% increase was due primarily to higher legal fees, annual shareholder meeting and insurance costs in 2021 compared to the prior year. In addition, 2021 expense included $200,000 of depreciation and amortization for the two-building office complex in Austin, Texas, purchased in third quarter 2021.

We expect our general and administrative expenses to increase significantly in future periods due primarily to anticipated higher legal and professional fees related to ongoing securities class action lawsuits and governmental investigations.

Gain on Sale of Property and Equipment

There were no sales of property and equipment during the three and nine months ended September 30, 2021.

There were no sales of property and equipment during the three months ended September 30, 2020. During the nine months ended September 30, 2020, we sold surplus manufacturing equipment to a third party and received proceeds totaling $360,000. The original cost of the property and equipment was $892,000 and accumulated depreciation was $878,000, resulting a gain on sale of property and equipment of $346,000 during the nine months ended September 30, 2020.

We do not currently expect any future gains on sales of property and equipment.

Interest Income

Interest income was $15,000 and $7,000 during the three months ended September 30, 2021 and 2020, respectively. Interest income was $35,000 and $106,000 during the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest income was due to lower interest rates, which more than offset additional interest from increases in our cash balances compared to the prior periods.

We expect interest income to decrease in the remainder 2021 compared to 2020 due to decreases in interest rates.

Other income, net

We record the net income from building operations and leases as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $176,000 during the three and nine months ended September 30, 2021. There was no other income, net, during the three and nine months ended September 30, 2020 as we acquired the leased buildings on August 4, 2021.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2021, cash and cash equivalents were $241.5 million.

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

We did not receive any proceeds from exercise of common stock warrants during the three months ended September 30, 2021. During the three months ended September 30, 2020, we received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants.

During the nine months ended September 30, 2021, we received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants. During the nine months ended September 30, 2020, we received proceeds of $4.6 million from the exercise of 3.7 million shares pursuant to warrants.

There were no common stock warrants outstanding as of September 30, 2021.

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

There were no common stock sales under the ATM during the three and nine months ended September 30, 2021 and 2020.

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

2020 Cash Incentive Bonus Plan Obligations

In August 2020, the Board approved the 2020 Cash Incentive Bonus Plan (the Plan). The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee determines the Company has sufficient cash on hand, as defined in the Plan. Plan participants will be paid all earned cash bonuses in the event of a Merger Transaction.

The Company’s market capitalization, including all outstanding stock options, was $89.4 million at the inception of the Plan in August 2020. If the Company were to exceed a $5 billion market capitalization for no less than 20 consecutive trading days, and conditions noted above for payment are met, all Plan milestones would be deemed achieved, in which case total cash bonus awards would range from a minimum of $139.1 million up to a hypothetical maximum of $322.3 million.

The Company’s potential financial obligation to plan participants at September 30, 2021 totaled $7.3 million, based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the nine months ended September 30, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $93.7 million up to a hypothetical maximum of $225.0 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No actual cash payments have been made to participants under the Plan as of September 30, 2021, or through the filing date of this Form 10-Q.

Use of Cash

Net cash used in operating activities was $22.2 million for the nine months ended September 30, 2021, resulting primarily from the net loss reported of $18.2 million and an increase in prepaid and other assets of $10.1 million, partially offset by an increase in accrued development expense of $2.5 million, accounts payable of $1.4 million, other current liabilities of $0.6 million and stock-based compensation expense of $1.2 million.

Net cash used in operating activities was $4.2 million for the nine months ended September 30, 2020, resulting primarily from the net loss reported of $3.7 million, changes in operating assets and liabilities of $0.9 million and a gain on sale of property and equipment of $0.3 million, partially offset by stock-based compensation expense of $0.7 million.

Net cash used in investing activities during the nine months ended September 30, 2021 was $22.1 million related to the purchase of a two-building office complex in Austin, Texas, which will serve as our future corporate headquarters.

Net cash provided by investing activities during the nine months ended September 30, 2020 was $360,000 for proceeds received from the sale of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $192.3 million, consisting of $189.8 million in proceeds from our registered direct offering of common stock in February 2021, $1.8 million from the exercise of stock options and $0.7 million in proceeds from the exercise of common stock warrants.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $4.8 million, resulting from $4.6 million in proceeds from the exercise of common stock warrants and in proceeds from the exercise of stock options.

Leases

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, TX that expires in April 2024. We also lease an additional 3,600 square feet of office space in Austin, Texas that expires on April 30, 2022.

On August 4, 2021, we completed the purchase of a two-building office complex in Austin, Texas, which will serve as our future corporate headquarters. This property is intended to accommodate our anticipated growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are being outsourced to professional real-estate managers under long-term contract. The purchase price of the property was $22.0 million, including closing costs, funded with cash on hand. The office complex measures approximately 90,000 rentable square feet. The property is currently 59% leased, before our occupancy of an additional 25% of the property in 2022. The seller was an independent third party not affiliated with us.

Other Commitments

We had non-cancellable commitments for the manufacture of simufilam totaling approximately $1.9 million at September 30, 2021.

We have an accumulated deficit of $193.1 million as of September 30, 2021. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current resources will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended September 30, 2021 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and citizen petitions submitted to FDA. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us. No information is available to indicate that it is probable that a loss has been incurred or can be reasonably estimated as of the date of the condensed financial statements and, as such, no accrual for these matters has been recorded within the condensed financial statements.

Government Investigations

Certain government agencies have asked us to provide them with corporate information and documents. We have been cooperating and will continue to cooperate with government authorities. No government agency has informed us that any wrongdoing has occurred by any party. We cannot predict the outcome or impact of any these ongoing matters, including whether a government agency may pursue an enforcement action against us or others.

Citizen Petitions Submitted to FDA

In August 2021, Labaton Sucharow LLP, a law firm representing anonymous clients who have a short position in our stock, submitted a Citizen Petition to the FDA (a short position allows an investor to make a financial profit from a decline in our stock price). This Citizen Petition requests that the FDA Commissioner immediately halt the clinical development of simufilam, our drug candidate for Alzheimer’s disease. In September 2021, Labaton Sucharow LLP filed a supplement to their Citizen Petition, requesting that the FDA Commissioner immediately rescind previously granted Special Protocol Assessments (SPAs) for our Phase 3 clinical program with simufilam.

In October 2021, a second Citizen Petition was submitted to FDA by an individual unknown to us. This petitioner “is requesting the FDA for approval of simufilam and immediate initiation of Phase 4 trials for further efficacy, safety assessment and, most critically, to address one of the greatest needs in modern medicine.”

When a Citizen Petition requests that the FDA Commissioner take action on an issue, FDA generally has 150-180 days to provide a response. FDA has not engaged with us regarding anyone’s Citizen Petition. Nor has FDA halted the clinical development of simufilam or rescinded the SPAs for our Phase 3 clinical program with simufilam, or expedited regulatory approval for simufilam. No assurance can be given that FDA will grant, deny, dismiss, defer or otherwise act upon a Citizen Petition within any timeframe, if ever.

Securities Class Actions and Shareholder Derivative Action

Between August 27 and October 26, 2021, following the submission of the Labaton Sucharow LLP Citizen Petition, four class action lawsuits were filed alleging violations of the U.S. securities laws by us and certain named officers. The complaints allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading by the allegation contained in the Labaton Sucharow Citizen Petition. These actions were filed in the United States District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities between September 14, 2020, and August 27, 2021. We expect that the cases will be consolidated and that a lead plaintiff and lead counsel will be appointed and thereafter that a consolidated amended complaint will be filed. We believe the claims are without merit and intend to defend against these lawsuits vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the United States District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s board of directors. The complaint relies on the Labaton Sucharow LLP Citizen Petition and alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although the plaintiffs in the derivative cases does not seek relief against the Company, we have certain indemnification obligations to the individual defendants.

Item 1A. Risk Factors

You should carefully consider the following risk factors and uncertainties together with all of the other information contained in this Quarterly Report on Form 10-Q, the risk factors disclosed under “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form 10-K, and our other filings from time to time with the SEC. The risks and uncertainties described below and in our 2020 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Our financial condition and operating results could be adversely impacted by unfavorable results of legal proceedings or government investigations.

We are subject to various claims, legal proceedings and government investigations that have arisen in the ordinary course of business and have not yet been fully resolved, and new matters may arise in the future.

We are currently facing citizen petitions and U.S. government inquiries, as well as civil claims under the U.S. securities laws, relating to the research and development of simufilam. New claims or inquiries may arise in the future. Regardless of the merit of particular claims and inquiries, defending against litigation or responding to government investigations is expensive, time-consuming, disruptive to our operations and distracting to management. In recognition of these considerations, we may enter into agreements or other arrangements to settle such matters and resolve such challenges. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur.

The outcome of citizen petitions, legal proceedings or government investigations is inherently uncertain. If one or more such matters were resolved against us, our financial condition and operating results for that reporting period could be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against us, all of which could materially adversely affect our financial condition and operating results.

While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

Our reputation and operations could be adversely impacted by allegations, regardless of their merits.

We believe that our reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing our reputation is critical to many of our core operations, such as conducting studies, working with outside vendors, hiring qualified employees, members of our Board of Directors or science collaborators, raising funds for future operations, or working with potential industry and government collaborators. Maintaining and enhancing our reputation will depend largely on our ability to develop innovative drug products, continue to generate credible scientific data and respond appropriately to our critics, which we may not do successfully.

Our reputation may be injured by published false statements purporting to be fact, or by hostile actions made by or paid for by parties who represent investors who seek a decline in the price of our securities (“short-sellers”). Such allegations and statements may be published on internet forums over which we have no control, such as social media. Regardless of merit, allegations and false statements may spread quickly and erode confidence in our reputation. Maintaining and enhancing our reputation may require us to make substantial investments in legal actions or other activities, and these investments may not be successful. If we fail to successfully maintain our reputation, or if we incur excessive expenses in this effort, our business, operations, future prospects, cash flows, and financial position may be adversely affected.

Our ability to continue to operate without any significant disruptions will in part depend on our ability to source raw materials and clinical supplies via our product supply chains.

The widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has not significantly impacted our ability to source raw materials and clinical supplies to date. However, we are broadly aware of some general supply chain disruptions in certain markets due primarily to the restriction of employee movements and, in North America, due to labor shortages and transportation constraints. In addition, uncertainty in the duration and scope of the pandemic, the emergence of new variants of the virus, the likelihood of a resurgence of positive cases, the speed at which treatments and vaccines are administered and governmental actions in response to the pandemic could result in an unforeseen disruption to our supply chain and impact our operations. In addition, our ability to conduct clinical trials require the use of a host of critical ancillary supplies. Clinical ancillary supplies are general consumable or disposable products, such as sample collection tubes, latex gloves, instruments and other products routinely used in a medical or clinical research setting. We rely on independent vendors globally to supply us or our clinical collaborators with ancillary supplies. Any disruptions, gaps or shortages in the global supply chain for ancillary supplies could increase the cost or complexity of our supply chain management and delay the completion of our Phase 3 clinical program.

We cannot predict disruptions, gaps or shortages across our product supply-chains. With prolonged disruptions, there exists the possibility of a material adverse impact on our business, clinical operations, future prospects, cash flows, and financial position. Should we be unable to obtain key raw materials and clinical supplies on a timely basis, it could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Ownership of our corporate headquarters is subject to numerous risks and uncertainties.

In August 2021, we purchased for cash an office complex in Austin, Tx., that we anticipate will serve as our corporate headquarters for the long term. The purchase required a substantial upfront investment and may require further commitments of our resources in the future. We have assumed or entered into lessor commitments with independent third parties for portions of our office complex. Commercial property ownership and related leasing activity are subject to many factors that pose substantial risks and uncertainties, including tenant default or non-payment of lease obligations by tenants. Macro-economic or other factors outside of our control could have an adverse effect on the demand for leased office space in our locale or may cause a decline in the market value of our corporate headquarters. If we fail to lease unoccupied office space at favorable rates, or if we incur excessive expenses in this effort or incur excessive leasehold improvements or property ownership expenses, our business, operations, future prospects, cash flows, and financial position may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Incorporated by
Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	12/11/2020	3.1
10.4*	Agreement of Sale and Purchase Between DWF IV Lakewood, LP and Cassava Sciences, Inc. dated July 2, 2021				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1 +	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

*Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: November 15, 2021	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: November 15, 2021	(Principal Financial and Accounting Officer)