Form 10-Q
period 2022-03-31
CASSAVA SCIENCES INC
filed 2022-05-05
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	40,080,740
Shares Outstanding as of May 2, 2022

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$209,693	$233,437
Prepaid expenses and other current assets	12,507	11,045
Total current assets	222,200	244,482
Operating lease right-of-use assets	188	210
Property and equipment, net	20,863	20,616
Intangible assets, net	940	1,075
Other assets	—	399
Total assets	$244,191	$266,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,332	$7,126
Accrued development expense	2,925	2,803
Accrued compensation and benefits	172	1,877
Operating lease liabilities, current	99	97
Other current liabilities	261	631
Total current liabilities	6,789	12,534
Operating lease liabilities, non-current	114	139
Other non-current liabilities	194	194
Total liabilities	7,097	12,867
Commitments and contingencies (Notes 9, 10 and 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 40,031,280 and 40,016,792 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	461,887	461,181
Accumulated deficit	(224,833)	(207,306)
Total stockholders' equity	237,094	253,915
Total liabilities and stockholders' equity	$244,191	$266,782

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2022	2021
Operating expenses:
Research and development, net of grant reimbursement	$14,906	$2,529
General and administrative	2,915	1,004
Total operating expenses	17,821	3,533
Operating loss	(17,821)	(3,533)
Interest income	31	7
Other income, net	263	—
Net loss	$(17,527)	$(3,526)
Net loss per share, basic and diluted	$(0.44)	$(0.09)
Shares used in computing net loss per share, basic and diluted	39,962	37,721

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2020	35,237,987	$35	$267,086	$(174,921)	$92,200
Stock-based compensation for:
Stock options for employees	—	—	249	—	249
Stock options for non-employees	—	—	1	—	1
Issuance of common stock pursuant to exercise of stock options	554,019	1	691	—	692
Issuance of common stock pursuant to exercise of warrants	135,015	—	1,746	—	1,746
Common stock issued in conjunction with registered direct offering, net of issuance costs	4,081,633	4	189,821	—	189,825
Net loss	—	—	—	(3,526)	(3,526)
Balance at March 31, 2021	40,008,654	$40	$459,594	$(178,447)	$281,187

Balance at December 31, 2021	40,016,792	$40	$461,181	$(207,306)	$253,915
Stock-based compensation for:
Stock options for employees	—	—	471	—	471
Stock options for non-employees	—	—	24	—	24
Issuance of common stock pursuant to exercise of stock options	14,488	—	211	—	211
Net loss	—	—	—	(17,527)	(17,527)
Balance at March 31, 2022	40,031,280	$40	$461,887	$(224,833)	$237,094

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,527)	$(3,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	495	250
Depreciation	178	1
Amortization of intangible assets	135	—
Changes in operating assets and liabilities:
Prepaid and other assets	(1,063)	185
Operating lease right-of-use assets and liabilities	(1)	25
Accounts payable	(3,794)	(47)
Accrued development expense	122	834
Accrued compensation and benefits	(1,705)	16
Other liabilities	(370)	(44)
Net cash used in operating activities	(23,530)	(2,306)
Cash flows from investing activities:
Purchase of property and equipment	(425)	—
Net cash used in investing activities	(425)	—
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	211	475
Proceeds from issuance of common stock upon exercise of common stock warrants	—	692
Proceeds from common stock offering, net of issuance costs	—	189,825
Net cash provided by financing activities	211	190,992
Net (decrease) increase in cash and cash equivalents	(23,744)	188,686
Cash and cash equivalents at beginning of period	233,437	93,506
Cash and cash equivalents at end of period	$209,693	$282,192

See accompanying notes to condensed consolidated financial statements.

Cassava Sciences, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. General and Liquidity

Cassava Sciences, Inc. and its wholly-owned subsidiary (collectively referred to as the “Company”) discover and develop proprietary pharmaceutical product candidates that may offer significant improvements to patients and healthcare professionals. The Company generally focuses its discovery and product development efforts on disorders of the nervous system.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Coronavirus Disease 2019 (COVID-19)

The widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has not significantly impacted the Company’s operations or financial condition as of May 5, 2022. We believe certain investigational clinical study sites that are involved, or potentially would like to be involved, with our clinical programs may be experiencing lingering, pandemic-related after-effects, such as staffing shortages, operational gaps or other adverse circumstances. Also, this pandemic has created a dynamic and uncertain situation in the national economy. The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented, and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $224.8 million at March 31, 2022. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

Note 2.  Significant Accounting Policies

Use of Estimates

The Company makes estimates and assumptions in preparing its condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenue earned and expenses incurred during the reporting period. The Company evaluates its estimates on an ongoing basis, including those estimates related to manufacturing agreements and research collaborations. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents and Concentration of Credit Risk

The Company invests in cash and cash equivalents. The Company considers highly liquid financial instruments with original maturities of three months or less to be cash equivalents. Highly liquid investments that are considered cash equivalents include money market accounts and funds, certificates of deposit, and U.S. Treasury securities. The Company maintains its cash and cash equivalents at one financial institution.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at March 31, 2022 and December 31, 2021.

Business Segments

The Company reports segment information based on how it internally evaluates the operating performance of its business units, or segments. The Company’s operations are confined to one business segment: the development of novel drugs and diagnostics.

Proceeds from Grants

During the three months ended March 31, 2022 and 2021, the Company received reimbursements totaling $0.1 million and $0.6 million pursuant to National Institutes of Health (“NIH”) research grants, respectively. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

	Three months ended
	March 31,
	2022	2021
Numerator:
Net loss	$(17,527)	$(3,526)
Denominator:
Shares used in computing net loss per share, basic and diluted	39,962	37,721
Net loss per share, basic and diluted	$(0.44)	$(0.09)

Dilutive common stock options excluded from net loss per share, diluted	2,086	2,121

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

Incentive Bonus Plan

In 2020, the Company established the 2020 Cash Incentive Bonus Plan (the “Plan”) to incentivize Plan participants. Awards under the Plan are accounted for as liability awards under Accounting Standards Codification (ASC) 718 “Stock-based Compensation”. The fair value of each potential Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the Plan will be recognized over the expected achievement period for each Plan award, when a Performance Condition (as defined below) is considered probable of being met. See Note 10 for further discussion of the Plan.

Leases

The Company recognizes assets and liabilities that arise from leases. For operating leases, the Company is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments during the lease term, in the condensed consolidated balance sheets. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company does not recognize right-of-use assets or lease liabilities. As the Company`s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Property and equipment

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Buildings, and site improvements have estimated useful lives of 39 years and 9 years, respectively. Tenant improvements are amortized using the straight-line method over the useful lives of the improvements or the remaining term of the corresponding leases, whichever is shorter. The remaining term of the corresponding leases is approximately 2.1 years.

Property and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment are considered to be impaired, an impairment loss is recognized.

Intangible assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements, which is approximately 2.0 years.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes”, which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in the Company’s condensed consolidated financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid insurance	$333	$662

Contract research organization and other deposits	12,105	10,330
Other	69	53
Total prepaid expenses and other current assets	$12,507	$11,045

Note 4. Real Property Acquisition

On August 4, 2021, the Company completed the all-cash purchase of a two-building office complex in Austin, Texas, which will serve as its future corporate headquarters. This property is intended to accommodate the Company’s anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are being outsourced to professional real-estate managers. The purchase price of the property was $22.0 million, including transaction costs. The office complex measures approximately 90,000 rentable square feet. At March 31, 2022, the property was over 60% leased. The Company is planning to occupy approximately 25% of the property in the second half of 2022. The seller was a third party not affiliated with the Company.

The purchase was accounted for as an asset acquisition under ASC 805, Business Combinations. As substantially all of the fair value of the gross assets acquired were concentrated into a single identifiable asset, the Company concluded that the screen was met, and the transaction is considered an asset acquisition rather than an acquisition of a business. Pursuant to the cost accumulation method as prescribed in ASC 805, the cost of the acquisition, including certain transaction costs, is allocated to the assets acquired on the basis of relative fair values. The value of acquired in-place leases was measured as the sum of lost revenues that would be incurred during a prospective lease-up period that would be necessary to achieve occupancy similar to that at the time of acquisition. The value was calculated as the average number of months of lease-up multiplied by the gross monthly market rental rate (base rent plus reimbursements) for each particular suite.

The assets acquired are summarized as follows (in thousands):

Land	$3,734
Buildings	15,980
Site improvements	453
Tenant improvements	567
Total tangible assets	$20,734

Lease-in-place agreements	$1,053
Leasing commissions and other	246
Total intangible assets	$1,299

Consideration paid	$22,033

The Company records the net income from building operations and leases as other income, net, as leasing is not core to the Company’s operations. Building depreciation and amortization is included in general and administrative expense. Components of other income, net, for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Lease revenue	$573	$—
Property operating expenses	(310)	—
Other income, net	$263	$—

Note 5. Property and equipment

The components of property and equipment, net, as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	470	470
Tenant improvements	567	567
Furniture and equipment	178	178
Construction in progress	508	83
Gross property and equipment	$21,437	$21,012
Accumulated depreciation	(574)	(396)
Property and equipment, net	$20,863	$20,616

Depreciation expense for property and equipment was $178,000 and $1,000 for the three months ended March 31, 2022 and 2021, respectively.

Note 6. Intangible assets

The components of intangible assets, net, as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	246	246
Gross intangible assets	$1,299	$1,299
Accumulated amortization	(359)	(224)
Intangible assets, net	$940	$1,075

Amortization expense for intangible assets was $135,000 for the three months ended March 31, 2022. There was no amortization expense for the three months ended March 31, 2021.

Amortization expense for finite-lived intangible assets as of March 31, 2022 is expected to be as follows (in thousands):

For the year ending December 31,
2022	355
2023	431
2024	154
Total amortization	$940

Note 7. Stockholders’ Equity and Stock-Based Compensation Expense

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

There were no common stock sales under the ATM during the three months ended March 31, 2022 and 2021.

Common Stock Warrants

In August 2018, the Company issued warrants to purchase up to an aggregate of 9.1 million shares of its common stock in conjunction with an offering of its common stock.

The Company did not receive any proceeds from exercise of common stock warrants during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants.

There were no common stock warrants outstanding as of March 31, 2022.

Stock Option and Performance Award Activity in 2022

During the three months ended March 31, 2022, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2021	2,663,727	138,055
Options granted	1,000	—
Options exercised	(19,609)	—
Options forfeited/canceled	—	—
Outstanding as of March 31, 2022	2,645,118	138,055

The weighted average exercise price of options outstanding at March 31, 2022 was $11.49. As outstanding options vest over the current remaining vesting period of 2.0 years, the Company expects to recognize stock-based compensation expense of $5.7 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $2.3 million over the implicit service period.

During the three months ended March 31, 2022, there were 19,609 stock options exercised. Of the stock options exercised, 5,121 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $211,000 during the three months ended March 31, 2022.

Stock-based Compensation Expense in 2022

During the three months ended March 31, 2022 and 2021, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Research and development	$422	$120

General and administrative	73	130

Total stock-based compensation expense	$495	$250

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

Note 8. Income Taxes

The Company did not provide for income taxes during the three months ended March 31, 2022, because it has projected a net loss for the full year 2022 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three months ended March 31, 2021.

Note 9. Commitments

Right-of-use Asset and Liability

The Company has a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on April 30, 2024. The Company also has a short-term lease agreement for an additional 3,600 square feet of office space in Austin, Texas that, as amended in April 2022, expires on October 31, 2022. Future lease payments as of March 31, 2022 are as follows (in thousands):

	2022	2023	2024	Total future lease payments	Less: imputed interest	Total

Operating leases	$77	107	36	220	(7)	$213
Short-term operating lease	$37	—	—	37	—	$37

Rent expense for the three months ended March 31, 2022 and 2021 totaled $41,000 and $23,000, respectively.

Cash paid for operating lease liabilities during the three months ended March 31, 2022 totaled $41,000. There was no cash paid for operating lease liabilities during the three months ended March 31, 2021.

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

Note 10.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of March 31, 2022.

Plan participants will be paid all earned cash bonuses in the event of a Merger Transaction.

The Company’s market capitalization for purposes of the Plan is determined based on either (1) the closing price of one share of the Company’s common stock on the Nasdaq Capital Market multiplied by the total issued and outstanding shares and options to purchase shares of the Company, or (2) the aggregate consideration payable to security holders of the Company in a Merger Transaction. This constitutes a market condition under applicable accounting guidance.

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

During the year ended December 31, 2021, the Company achieved 11 additional Valuation Milestones triggering potential Company obligations to all Plan participants from a minimum of $93.7 million up to a hypothetical maximum of $225.0 million, to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition. However, no compensation expense was recorded since no grant date has occurred and no Performance Conditions are considered probable of being met. There is no continuing service requirement for Plan participants once the Compensation Committee approves a cash bonus award.

No Valuation Milestones were achieved during the three months ended March 31, 2022.

No actual cash payments were authorized or made to participants under the Plan through May 5, 2022.

Note 11. Contingencies

Securities Class Actions and Shareholder Derivative Actions

Between August 27 and October 26, 2021, four putative class action lawsuits were filed alleging violations of the federal securities laws by the Company and certain named officers. The complaints rely on allegations contained in Citizen Petitions submitted to FDA, and allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading. The Citizen Petitions were subsequently denied by FDA. These actions were filed in the U.S. District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between September 14, 2020, and August 27, 2021. The Company expects that the cases will be consolidated and that a lead plaintiff and lead counsel will be appointed and thereafter that a consolidated amended complaint will be filed. The Company believes the lawsuit claims are without merit and intends to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the U.S. District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s board of directors. This complaint relies on the allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, it has certain indemnification obligations to the individual defendants. Since November 4, 2021, three additional shareholder derivative actions were filed alleging substantially similar claims, two in the U.S. District Court for the Western District of Texas, and one in Texas state court (Travis County District Court). The state court action has been stayed pending the resolution of the motions to dismiss in the securities class actions. The parties to the three federal court actions have filed a motion, which the court has not yet ruled on, to consolidate and stay pending the resolution of motions to dismiss in the securities class actions. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with Cassava Sciences, Inc.’s (the “Company,” “we,” “us,” or “our”) condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Operating results are not necessarily indicative of results that may occur in future periods.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

•The number of patients with Alzheimer’s disease we expect to enroll in our on-going Phase 3 studies, the enrollment rates for these studies and the length of time to complete our studies, the geographic areas for patient enrollment, and the expected safety profile or treatment benefits of simufilam for people with Alzheimer’s disease;

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

•our ability or willingness to expand therapeutic indications for simufilam outside of Alzheimer’s disease;

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

•our operating losses, anticipated operating and capital expenditures and legal expenses;

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

•litigation, claims or other uncertainties that may arise from allegations made against us or our collaborators; and

•the long-term impact and lingering after-effects of COVID-19 on our operations and financial condition and those of our vendors and contractors.

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

•Our CRO and contract manufacturers may fail to perform as anticipated.

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

•We and certain of our directors and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.

•Adverse and lingering circumstances caused by disease epidemics or pandemics, such as COVID-19.

Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as such risk factors may be amended, updated or modified periodically in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for further information on these and other risks affecting us.

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

Our lead therapeutic product candidate, simufilam, is a proprietary small molecule (oral) drug. Simufilam targets an altered form of a protein called filamin A (FLNA) in the Alzheimer’s brain. Published studies have demonstrated that the altered form of FLNA causes neuronal dysfunction, neuronal degeneration and neuroinflammation. We are currently conducting a Phase 3 program with simufilam in patients with mild-to-moderate Alzheimer’s disease dementia.

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

About Alzheimer’s Disease

Alzheimer’s disease is a progressive neurodegenerative disorder that affects cognition, function and behavior. More than 6 million Americans are living with Alzheimer’s disease and this number may rise to nearly 13 million by 2050, according to the Alzheimer’s Association, a charitable organization.

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

In 2022, we may conduct and publicly announce top-line results of additional interim analyses on safety and cognition of our open-label study with simufilam. Such clinical data is exploratory in nature and is not evidence of long-term drug safety or efficacy.

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

The target enrollment for the CMS is approximately 100 subjects or more. As of May 3, 2022, over 75 subjects have been enrolled in the CMS.

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

Figure 5.

RETHINK-ALZ and REFOCUS-ALZ

On October 6, 2021 and November 18, 2021, we announced initiation of our two Phase 3 studies of simufilam, respectively. As of May 3, 2022, over 120 subjects have been enrolled in the Phase 3 program. The Phase 3 clinical program is being conducted in over 120 clinical sites across the U.S., Canada and Puerto Rico, with many sites activated during the first quarter of 2022.

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

Impact of COVID-19 on our Business

During the COVID-19 pandemic, our top priorities are to protect the health, well-being, and safety of our employees and partners, while still focusing on the key drivers of our business. Despite COVID-19, we believe we may be on-track to achieve our major strategic objectives for 2022 with simufilam. We have generally not experienced major disruptions across our drug manufacturing operations or supply of materials. We believe certain investigational clinical study sites that are involved, or potentially would like to be involved, with our clinical programs may be experiencing lingering, pandemic-related after-effects, such as staffing shortages, operational gaps or other adverse circumstances. Our broad spectrum of technical consultants, scientific advisors and service providers continue to provide timely services. We have adapted flexible business practices, such as remote work arrangements and temporary travel restrictions, to insure we continue to operate safety and cautiously while also meeting our public health responsibilities. We recognize the pandemic has created a dynamic and uncertain situation in the national economy. We continue to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on our operations. However, the scope of pandemic is unprecedented and its long-term impact on our operations and financial condition cannot be reasonably estimated at this time.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $224.8 million at March 31, 2022. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our product candidates and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended
	March 31,
	2022	2021
Compensation	$1,898	$733
Contractor fees and supplies	12,856	1,654
Other common costs	152	142
	$14,906	$2,529

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for clinical studies and preclinical studies and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended March 31, 2022 and 2021, we received $0.1 million and $0.6 million in NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses and net loss incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2022 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

Results of Operations – Three Months Ended March 31, 2022 and 2021

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•clinical trials,

•pre-clinical testing,

•clinical supplies and related formulation and design costs, and

•compensation and other personnel-related expenses.

Research and development expenses were $14.9 million and $2.5 million during the three months ended March 31, 2022 and 2021, respectively. This significant increase was due primarily to costs to conduct the ongoing Phase 3 clinical program in simufilam, costs of an on-going cognition maintenance study and open-label study in simufilam, and costs related to manufacture of clinical trial supplies compared to the prior year. Higher pre-clinical study costs as well as increased personnel costs also contributed to the increase. Grant funding received from NIH, recorded as a reduction in research and development expenses, also decreased compared to the prior year. During the three months ended March 31, 2022 and 2021, we received $0.1 million and $0.6 million in research grants from NIH, respectively.

We expect research and development expense to continue at historically high levels as we conduct a Phase 3 clinical program with simufilam, continue to hire new personnel, manufacture drug supply, and continue our development efforts.

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

General and administrative expenses were $2.9 million and $1.0 million during the three months ended March 31, 2022 and 2021, respectively. The 190% increase was due primarily to $1.4 million in higher legal expenses as well as $0.3 million increase in depreciation and amortization for the two-building office complex in Austin, Texas, purchased in third quarter 2021 as compared to the prior year.

We expect our general and administrative expenses to continue at historically high levels in future periods due primarily to anticipated higher legal and professional fees related to ongoing securities class action lawsuits and governmental investigations.

Other income, net

We record the activities related to leasing office space to third parties in building we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $263,000 during the three months ended March 31, 2022. There was no other income, net, during the three months ended March 31, 2021, as we acquired the two-building office complex in August 2021.

Depreciation and amortization for office complex is included in general and administrative expense.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2022, cash and cash equivalents were $209.7 million.

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

We did not receive any proceeds from exercise of common stock warrants during the three months ended March 31, 2022. During the three months ended March 31, 2021, we received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants.

There were no common stock warrants outstanding as of March 31, 2022.

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

There were no common stock sales under the ATM during the three months ended March 31, 2022 and 2021.

NIH Research Grant Awards

Our programs have been supported by NIH under multiple research grant awards. Strong, long-term support from NIH has allowed us to advance our two lead product candidates, simufilam and SavaDx, into clinical development.

In May 2021, we were awarded a new research grant award from NIH of up to $2.7 million to support clinical readiness activities in support of our Phase 3 program with simufilam. This non-dilutive research grant was intended to strengthen our clinical program of simufilam, our investigational drug to treat Alzheimer’s disease. All of our NIH research grant awards are paid out on a reimbursement basis and require milestone-based technical progress.

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

The Company’s potential financial obligation to plan participants at March 31, 2022 totaled $7.3 million, based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the year ended December 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $93.7 million up to a hypothetical maximum of $225.0 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No Valuation Milestones were achieved during the three months ended March 31, 2022.

No actual cash payments were authorized or made to participants under the Plan as of March 31, 2022, or through the filing date of this Form 10-Q.

Use of Cash

Net cash used in operating activities was $23.5 million for the three months ended March 31, 2022, resulting primarily from the net loss reported of $17.5 million, a decrease in accounts payable of $3.8 million and accrued compensation and benefits of $1.7 million as well as an increase in prepaid and other assets of $1.1 million, partially offset by stock-based compensation expense of $0.5 million.

Net cash used in operating activities was $2.3 million for the three months ended March 31, 2021, resulting primarily from the net loss reported of $3.5 million, partially offset by an increase in accrued development expense of $0.8 million and a decrease in other assets of $0.2 million as well as stock-based compensation expense of $0.3 million.

Net cash used in investing activities during the three months ended March 31, 2022 was $0.4 million related to renovations to an owned building in Austin, Texas, which will serve as our future corporate headquarters.

There was no net cash from investing activities during the three months ended March 31, 2021.

Net cash provided by financing activities during the three months ended March 31, 2022 was $0.2 million, from the exercise of stock options.

Net cash provided by financing activities during the three months ended March 31, 2021 was $191.0 million, consisting of $189.8 million proceeds from our registered direct offering of common stock in February 2021, $0.7 million proceeds from exercise of common stock warrants and $0.5 million from exercise of stock options.

Leases

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, Texas that expires in April 2024. We also lease an additional 3,600 square feet of office space in Austin, Texas that, as amended in April 2022, expires on October 31, 2022.

On August 4, 2021, we completed the purchase of a two-building office complex in Austin, Texas, which will serve as our future corporate headquarters. This property is intended to accommodate our anticipated growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are being outsourced to professional real-estate managers. The purchase price of the property was $22.0 million, including closing costs, funded with cash on hand. The office complex measures approximately 90,000 rentable square feet. The property is currently over 60% leased. We plan to occupy approximately 25% of the property in the second half of 2022.

Other Commitments

We have an accumulated deficit of $224.8 million as of March 31, 2022. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $209.7 million as of March 31, 2022, which consisted primarily of money market accounts and U.S. Treasury securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain investment vehicles with high credit quality and short-term duration, in accordance with our board-approved investment policy. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the generally short-term maturities and low risk profile of our cash equivalents, an immediate 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended March 31, 2022 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings and claims, including U.S. government inquiries and investigations. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us. No information is available to indicate that it is probable that a loss has been incurred or can be reasonably estimated as of the date of the consolidated financial statements and, as such, no accrual for these matters has been recorded within the consolidated financial statements.

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

Securities Class Actions and Shareholder Derivative Actions

Between August 27 and October 26, 2021, four putative class action lawsuits were filed alleging violations of the federal securities laws by us and certain named officers. The complaints rely on allegations contained in Citizen Petitions that were submitted to FDA, and allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading. The Citizen Petitions were subsequently denied by FDA. These actions were filed in the U.S. District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities between September 14, 2020 and August 27, 2021. We expect that the cases will be consolidated and that a lead plaintiff and lead counsel will be appointed and thereafter that a consolidated amended complaint will be filed. We believe the lawsuit claims are without merit and intend to defend against these lawsuits vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the U.S. District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s board of directors. This complaint relies on allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, we have certain indemnification obligations to the individual defendants. Since November 4, 2021, three additional shareholder derivative actions were filed alleging substantially similar claims, two in the U.S. District Court for the Western District of Texas, and one in Texas state court (Travis County District Court). The state court action has been stayed pending the resolution of the motions to dismiss in the securities class actions. The parties to the three federal court actions have filed a motion, which the court has not yet ruled on, to consolidate and stay pending the resolution of motions to dismiss in the securities class actions. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2021 Annual Report on Form 10-K. The risks and uncertainties described in our 2021 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Incorporated by
Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	12/11/2020	3.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1 +	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

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

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: May 5, 2022	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: May 5, 2022	(Principal Financial and Accounting Officer)