Form 10-Q
period 2022-06-30
CASSAVA SCIENCES INC
filed 2022-08-04
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	40,097,917
Shares Outstanding as of August 2, 2022

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$197,232	$233,437
Prepaid expenses and other current assets	6,969	11,045
Total current assets	204,201	244,482
Operating lease right-of-use assets	166	210
Property and equipment, net	22,155	20,616
Intangible assets, net	859	1,075
Other assets	—	399
Total assets	$227,381	$266,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,758	$7,126
Accrued development expense	3,318	2,803
Accrued compensation and benefits	176	1,877
Operating lease liabilities, current	100	97
Other current liabilities	370	631
Total current liabilities	8,722	12,534
Operating lease liabilities, non-current	88	139
Other non-current liabilities	201	194
Total liabilities	9,011	12,867
Commitments and contingencies (Notes 9, 10 and 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 40,097,917 and 40,016,792 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	462,491	461,181
Accumulated deficit	(244,161)	(207,306)
Total stockholders' equity	218,370	253,915
Total liabilities and stockholders' equity	$227,381	$266,782

See accompanying notes to condensed consolidated financial statements.

Enstivity

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development, net of grant reimbursement	$16,948	$3,901	$31,854	$6,430
General and administrative	2,969	1,237	5,884	2,241
Total operating expenses	19,917	5,138	37,738	8,671
Operating loss	(19,917)	(5,138)	(37,738)	(8,671)
Interest income	314	13	345	20
Other income, net	275	—	538	—
Net loss	$(19,328)	$(5,125)	$(36,855)	$(8,651)
Net loss per share, basic and diluted	$(0.48)	$(0.13)	$(0.92)	$(0.22)
Shares used in computing net loss per share, basic and diluted	40,015	39,953	39,989	38,843

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2020	35,237,987	$35	$267,086	$(174,921)	$92,200
Stock-based compensation for:
Stock options for employees	—	—	249	—	249
Stock options for non-employees	—	—	1	—	1
Issuance of common stock pursuant to exercise of stock options	554,019	1	691	—	692
Issuance of common stock pursuant to exercise of warrants	135,015	—	1,746	—	1,746
Common stock issued in conjunction with registered direct offering, net of issuance costs	4,081,633	4	189,821	—	189,825
Net loss	—	—	—	(3,526)	(3,526)
Balance at March 31, 2021	40,008,654	$40	$459,594	$(178,447)	$281,187
Stock-based compensation for:
Stock options for employees	—	—	410	—	410
Stock options for non-employees	—	—	5	—	5
Issuance of common stock pursuant to exercise of stock options	3,240	—	3	—	3
Net loss	—	—	—	(5,125)	(5,125)
Balance at June 30, 2021	40,011,894	$40	$460,012	$(183,572)	$276,480

Balance at December 31, 2021	40,016,792	$40	$461,181	$(207,306)	$253,915
Stock-based compensation for:
Stock options for employees	—	—	471	—	471
Stock options for non-employees	—	—	24	—	24
Issuance of common stock pursuant to exercise of stock options	14,488	—	211	—	211
Net loss	—	—	—	(17,527)	(17,527)
Balance at March 31, 2022	40,031,280	$40	$461,887	$(224,833)	$237,094
Stock-based compensation for:
Stock options for employees	—	—	462	—	462
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	66,637	—	119	—	119
Net loss	—	—	—	(19,328)	(19,328)
Balance at June 30, 2022	40,097,917	$40	$462,491	$(244,161)	$218,370

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,855)	$(8,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	980	665
Depreciation	352	9
Amortization of intangible assets	260	—
Changes in operating assets and liabilities:
Prepaid and other assets	4,431	(2,236)
Operating lease right-of-use assets and liabilities	(4)	31
Accounts payable	(2,368)	1,001
Accrued development expense	515	1,743
Accrued compensation and benefits	(1,701)	37
Other liabilities	(254)	(44)
Net cash used in operating activities	(34,644)	(7,445)
Cash flows from investing activities:
Purchase of property and equipment	(1,891)	(73)
Net cash used in investing activities	(1,891)	(73)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	330	1,749
Proceeds from issuance of common stock upon exercise of common stock warrants	—	692
Proceeds from common stock offering, net of issuance costs	—	189,825
Net cash provided by financing activities	330	192,266
Net (decrease) increase in cash and cash equivalents	(36,205)	184,748
Cash and cash equivalents at beginning of period	233,437	93,506
Cash and cash equivalents at end of period	$197,232	$278,254

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Coronavirus Disease 2019 (COVID-19)

The widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, and the impact of the omicron and other variants and subvariants of this disease, has not significantly impacted the Company’s operations or financial condition as of August 4, 2022. We believe certain investigational clinical study sites that are involved, or potentially would like to be involved, with our clinical programs may be experiencing lingering, pandemic-related after-effects, such as staffing shortages, operational gaps or other adverse circumstances. Also, this pandemic has created a dynamic and uncertain situation in the national economy. The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented, and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $244.2 million at June 30, 2022. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at June 30, 2022 and December 31, 2021.

Business Segments

The Company reports segment information based on how it internally evaluates the operating performance of its business units, or segments. The Company’s operations are confined to one business segment: the development of novel drugs and diagnostics.

Proceeds from Grants

During the three months ended June 30, 2022 and 2021, the Company received reimbursements totaling $0.4 million and $0.9 million pursuant to National Institutes of Health (“NIH”) research grants, respectively. During the six months ended June 30, 2022 and 2021, the Company received reimbursements totaling $0.5 million and $1.5 million pursuant to NIH research grants, respectively. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

Net Loss per Share

The Company computes basic net loss per share on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted net loss per share is computed on the basis of the weighted-average number of common shares outstanding plus potential dilutive common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding common stock options.  There is no difference between the Company’s net loss and comprehensive loss. The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands, except net loss per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(19,328)	$(5,125)	$(36,855)	$(8,651)
Denominator:
Shares used in computing net loss per share, basic and diluted	40,015	39,953	39,989	38,843
Net loss per share, basic and diluted	$(0.48)	$(0.13)	$(0.92)	$(0.22)

Dilutive common stock options excluded from net loss per share, diluted	1,937	2,129	2,095	2,163

The Company excluded common stock options outstanding from the calculation of net loss per share, diluted, because the effect of including outstanding options and warrants would have been anti-dilutive.

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

Property and equipment

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Buildings, and site improvements have estimated useful lives of 39 years and 9 years, respectively. Tenant improvements are amortized using the straight-line method over the useful lives of the improvements or the remaining term of the corresponding leases, whichever is shorter. The remaining term of the corresponding leases is approximately 1.9 years.

Property and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment are considered to be impaired, an impairment loss is recognized.

Intangible assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements, which is approximately 1.8 years.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$5	$662
Contract research organization and other deposits	6,801	10,330
Other	163	53
Total prepaid expenses and other current assets	$6,969	$11,045

Note 4. Real Property Acquisition

On August 4, 2021, the Company completed the all-cash purchase of a two-building office complex in Austin, Texas, which will serve as its future corporate headquarters. This property is intended to accommodate the Company’s anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are being outsourced to professional real-estate managers. The purchase price of the property was $22.0 million, including transaction costs. The office complex measures approximately 90,000 rentable square feet. At June 30, 2022, the property was over 60% leased. The Company is planning to occupy approximately 25% of the property in the second half of 2022. The seller was a third party not affiliated with the Company.

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

The Company records the net income from building operations and leases as other income, net, as leasing is not core to the Company’s operations. Building depreciation and amortization is included in general and administrative expense. Components of other income, net, for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Lease revenue	$586	$—	$1,160	$—
Property operating expenses	(311)	—	(622)	—
Other income, net	$275	$—	$538	$—

Note 5. Property and equipment

The components of property and equipment, net, as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	470	470
Tenant improvements	567	567
Furniture and equipment	178	178
Construction in progress	1,974	83
Gross property and equipment	$22,903	$21,012
Accumulated depreciation	(748)	(396)
Property and equipment, net	$22,155	$20,616

Depreciation expense for property and equipment was $174,000 and $8,000 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense for property and equipment was $352,000 and $9,000 for the six months ended June 30, 2022 and 2021, respectively.

Note 6. Intangible assets

The components of intangible assets, net, as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022	December 31, 2021
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	290	246
Gross intangible assets	$1,343	$1,299
Accumulated amortization	(484)	(224)
Intangible assets, net	$859	$1,075

Amortization expense for intangible assets was $125,000 for the three months ended June 30, 2022. There was no amortization expense for the three months ended June 30, 2021.

Amortization expense for intangible assets was $260,000 for the six months ended June 30, 2022. There was no amortization expense for the six months ended June 30, 2021.

Amortization expense for finite-lived intangible assets as of June 30, 2022 is expected to be as follows (in thousands):

For the year ending December 31,
2022	244
2023	444
2024	167
2025	4
Total amortization	$859

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

There were no common stock sales under the ATM during the three and six months ended June 30, 2022 and 2021.

Common Stock Warrants

In August 2018, the Company issued warrants to purchase up to an aggregate of 9.1 million shares of its common stock in conjunction with an offering of its common stock.

The Company did not receive any proceeds from exercise of common stock warrants during the three and six months ended June 30, 2022.

The Company did not receive any proceeds from exercise of common stock warrants during the three months ended June 30, 2021. During the three months ended June 30, 2021, the Company received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants.

There were no common stock warrants outstanding as of June 30, 2022.

Stock Option and Performance Award Activity in 2022

During the six months ended June 30, 2022, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2021	2,663,727	138,055
Options granted	4,000	—
Options exercised	(175,524)	—
Options forfeited/canceled	(16,213)	(130,913)
Outstanding as of June 30, 2022	2,475,990	7,142

The weighted average exercise price of options outstanding at June 30, 2022 was $11.06. As outstanding options vest over the current remaining vesting period of 1.8 years, the Company expects to recognize stock-based compensation expense of $5.4 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $0.1 million over the implicit service period.

During the three months ended June 30, 2022, there were 155,915 stock options exercised. Of the stock options exercised, 89,278 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $119,000 during the three months ended June 30, 2022.

During the six months ended June 30, 2022, there were 175,524 stock options exercised. Of the stock options exercised, 94,399 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $330,000 during the six months ended June 30, 2022.

Stock-based Compensation Expense in 2022

During the three and six months ended June 30, 2022 and 2021, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$413	$295	$835	$415

General and administrative	72	120	145	250

Total stock-based compensation expense	$485	$415	$980	$665

2018 Equity Incentive Plan

The Company’s Board of Directors (the “Board”) or a designated committee of the Board is responsible for administration of the Company’s 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”) and determines the terms and conditions of each option granted, consistent with the terms of the 2018 Plan. The Company’s employees, directors, and consultants are eligible to receive awards under the 2018 Plan, including grants of stock options and Performance Awards. Share-based awards generally expire 10 years from the date of grant. The 2018 Plan, as amended on May 5, 2022, provides for issuance of up to 5,000,000 shares of common stock, par value $0.001 per share, subject to adjustment as provided in the 2018 Plan.

When stock options or Performance Awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. The Company then uses its cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Note 8. Income Taxes

The Company did not provide for income taxes during the three and six months ended June 30, 2022, because it has projected a net loss for the full year 2022 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and six months ended June 30, 2021.

Note 9. Commitments

Right-of-use Asset and Liability

The Company has a non-cancelable operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on April 30, 2024. The Company also has a short-term lease agreement for an additional 3,600 square feet of office space in Austin, Texas that, as amended in April 2022, expires on October 31, 2022. Future lease payments as of June 30, 2022 are as follows (in thousands):

	2022	2023	2024	Total future lease payments	Less: imputed interest	Total

Operating leases	$52	107	36	195	(7)	$188
Short-term operating lease	$21	—	—	21	—	$21

Rent expense for the three months ended June 30, 2022 and 2021 totaled $41,000 and $34,000, respectively.

Rent expense for the six months ended June 30, 2022 and 2021 totaled $82,000 and $57,000, respectively.

Cash paid for operating lease liabilities during the three months ended June 30, 2022 and 2021 totaled $41,000 and $27,000, respectively.

Cash paid for operating lease liabilities during the six months ended June 30, 2022 and 2021 totaled $82,000 and $27,000, respectively.

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

Note 10.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of June 30, 2022.

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

No Valuation Milestones were achieved during the three and six months ended June 30, 2022.

No actual cash payments were authorized or made to participants under the Plan through August 4, 2022.

Note 11. Contingencies

Securities Class Actions and Shareholder Derivative Actions

Between August 27 and October 26, 2021, four putative class action lawsuits were filed alleging violations of the federal securities laws by the Company and certain named officers. The complaints rely on allegations contained in Citizen Petitions submitted to FDA, and allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading. The Citizen Petitions were subsequently denied by FDA. These actions were filed in the U.S. District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between September 14, 2020, and August 27, 2021. On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff is expected to file a consolidated amended complaint by August 18, 2022, and briefing on defendants’ motion to dismiss is scheduled to be completed by January

16, 2023. The Company believes the claims are without merit and intends to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the U.S. District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s board of directors. This complaint relies on the allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. Since November 4, 2021, three additional shareholder derivative actions were filed alleging substantially similar claims, two in the U.S. District Court for the Western District of Texas, and one in Texas state court (Travis County District Court). All four actions have been stayed pending the resolution of the motions to dismiss in the securities class actions. On July 5, 2022, the three federal court actions were consolidated into a single action. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

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

Simufilam and SavaDx were both discovered and designed in-house and were characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date. We own exclusive, worldwide rights to these drug assets and related technologies, without royalty obligations to any third party. Our patent protection with respect to simufilam and use of simufilam for Alzheimer’s disease and other neurodegenerative disease currently runs beyond 2033 and includes over six issued patents and related patent filings and applications. In addition, we have patent protection with respect to simufilam for use in treating certain cancers that runs through 2034. We currently have no patents or patent applications with respect to SavaDx, which we believe is protected in the United States by trade secrets, know-how and other proprietary rights technology.

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

We believe a well-designed, long-term, open-label study is an exercise in prudent risk-management. Clinical results serve as a tool to help inform and manage the inherent risks and uncertainties of drug development for undertaking a large, expensive Phase 3 clinical testing program.

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

Open-label Study Results

In March 2020, we initiated a long-term, open-label study to evaluate simufilam, our lead drug candidate, in patients with Alzheimer’s disease. This study was funded in part by a research grant award from the National Institutes of Health (NIH). The study is intended to monitor the long-term safety and tolerability of simufilam 100 mg twice daily for 12 or more months. Another study objective is to measure changes in cognition and biomarkers. This study uses ADAS-Cog to measure changes in cognition and the Neuropsychiatric Inventory (NPI) to assess dementia-related behavior. Both scales are both standard clinical tools in trials of Alzheimer’s disease.

In September 2021, the open-label study reached its final target enrollment of approximately 200 subjects with mild-to-moderate Alzheimer’s disease. To date, simufilam appears safe and well-tolerated in this study.

Interim Analysis on 50 Patients at 6 Months. In February 2021, we announced top-line results of a preplanned interim analysis of our open-label study with simufilam. This interim analysis summarized clinical data in the first 50 patients who had completed at least 6 months of drug treatment. Patients’ cognition and behavior scores improved following six months of simufilam treatment, with no safety issues. Six months of simufilam treatment improved cognition scores by 1.6 points on ADAS-Cog11, a 10% mean improvement from baseline to month 6. In these same patients, simufilam also improved dementia-related behavior, such as anxiety, delusions and agitation, by 1.3 points on the Neuropsychiatric Inventory (NPI), a 29% mean improvement from baseline to month 6.

Interim Analysis on 50 Patients at 9 Months. In July 2021, we announced top-line results of a second preplanned interim analysis of our open-label study with simufilam. This interim analysis summarized clinical data on the first 50 patients who had completed at least 9 months of drug treatment. Patients’ cognition and behavior scores improved following nine months of simufilam treatment, with no safety issues. Nine months of simufilam treatment improved cognition scores by 3.0 points on ADAS-Cog11, an 18% mean improvement from baseline to month 9 (p<0.001). Simufilam improved ADAS-Cog scores in 66% of patients at 9 months. An additional 22% of patients declined less than reported in the science literature at 9 months. Cognition outcomes suggest simufilam’s treatment effects were broad-based (Figure 1).

Interim Analysis on 50 Patients at 12 Months. In September 2021, we announced top-line results of a third preplanned interim analysis of our open-label study with simufilam. This interim analysis summarized clinical data on the first 50 patients who had completed at least 12 months of drug treatment. Patients’ cognition and behavior scores both improved following twelve months of simufilam treatment, with no safety issues. Twelve months of simufilam treatment improved cognition scores by 3.2 points on ADAS-Cog11 from baseline to month 12 (p<0.001). Sixty-eight percent (68%) of study subjects improved on ADAS-Cog at 12 months; these study subjects improved an average of 6.8 points (S.D. ± 3.8). An additional 20% of study subjects declined less than 5 points on ADAS-Cog at 12 months; these study subjects declined an average of 2.5 points (S.D. ± 1.3).

Interim Analysis on 100 Patients at 12 Months. In August 2022, we announced results of an interim analysis that was conducted on the first 100 evaluable patients who completed at least 12 months of open-label treatment with simufilam 100 mg twice daily. Top-line results of this interim analysis show that from baseline to month-12:

▪Drug appears safe and well tolerated.

▪Overall ADAS-Cog11 scores improved an average of 1.5 points (S.D. ± 6.6; P<0.05)

▪63% of the 100 patients showed an improvement in ADAS-Cog11 scores, and this group of patients improved an average of 5.6 points (S.D. ± 3.8).

▪An additional 21% of the 100 patients declined less than 5 points on ADAS-Cog11, and this group of patients declined an average of 2.7 points (S.D. ± 1.4).

We expect to announce top-line data results of our open-label study approximately year-end 2022.

All clinical data from our open-label study are inherently exploratory in nature and, as with all open-label data, should be interpreted with caution. Data results from our open-label study does not constitute, and should not be interpreted as, evidence of therapeutic benefit for simufilam. Any interim data results should not be relied upon as indicative or predictive of full study results.

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

Figure 2. Changes in ADAS-Cog (N=50) at 6, 9 and 12-month Interim Analyses

The 11-item Alzheimer’s Disease Assessment Scale–Cognitive subscale (ADAS-Cog) was originally developed by the research community to measure cognitive impairment in patients with Alzheimer’s disease. ADAS-Cog is often used in clinical studies of patients with Alzheimer’s because it can help determine incremental improvements or declines in cognition over time.

Standard deviation (“S.D.”) is a measure of how dispersed the data is in relation to the average. A low standard deviation generally shows the data are closely clustered around the average. A high standard deviation generally shows that the data is widely spread.

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

_____________________________

1 Disease Progression Meta-analysis Model in Alzheimer’s disease (Ito, et al., Pfizer Global Research), Alzheimer’s & Dementia 6 (2010) 39-53

2 EMERGE and ENGAGE Topline Results (2020), available on-line.

Alzheimer’s is often accompanied by behavior disorders, such as anxiety, agitation or delusions. Such disorders may come and go over time, but they typically emerge or become more frequent as disease progresses. Simufilam reduced dementia-related behavior in the first 50 patients at 12 months of open-label treatment on the Neuropsychiatric Inventory (NPI), a clinical tool used to measure changes in dementia-related behavior.

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

The target enrollment for the CMS is approximately 100 patients or more. As of August 4, 2022, over 50 patients have completed this study. Our goal is to complete patient enrollment for the CMS in Q4 2022 and announce clinical results approximately third-quarter 2023.

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

Phase 3 Clinical Program Overview

The Phase 3 program consists of two large, double-blind, randomized, placebo-controlled studies of simufilam in patients with mild-to-moderate Alzheimer’s disease dementia. Figure 5. In 2021, the FDA granted each study a Special Protocol Assessment (SPA). In June 2021, we announced the selection of Premier Research International as our CRO to help conduct the Phase 3 clinical program of simufilam for Alzheimer’s disease.

Figure 5.

RETHINK-ALZ and REFOCUS-ALZ

In October and November 2021, we announced initiation of our two Phase 3 studies of simufilam, respectively. As of August 4, 2022, a total of over 400 subjects have been enrolled in the Phase 3 program. Patients are now being screened in clinical trial sites in the U.S., Canada, Puerto Rico and Australia.

The first Phase 3 study, called RETHINK-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg in enhancing cognition and slowing cognitive and functional decline over 52 weeks. Secondary objectives include the assessment of simufilam's effect on neuropsychiatric symptoms and caregiver burden. This randomized, double-blind, placebo-controlled study plans to enroll approximately 750 patients with mild-to-moderate Alzheimer’s disease.

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

In November 2021, we announced initiation of a second Phase 3 study, called REFOCUS-ALZ, designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg over 76 weeks. This randomized, double-blind, placebo-controlled study plans to enroll approximately 1,000 patients with mild-to-moderate Alzheimer’s disease.

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

_____________________________

1 ADAS-Cog = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale, a measure of cognition

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3 iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

4 Neuropsychiatric Inventory (NPI)

Open-label Extension Study for the Phase 3 Program

In the second half of 2022, we expect to initiate an open-label extension study for our Phase 3 program. This new study is designed to provide no-cost access to simufilam to patients with Alzheimer’s disease who have successfully completed a Phase 3 study of simufilam.

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

SavaDx is currently designed as an antibody-based detection system for altered filamin A (FLNA). Working with third parties, we continue to evaluate an innovative method to detect FLNA without the use of antibodies.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $244.2 million at June 30, 2022. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our product candidates and our need for clinical supplies.

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

•maintain, defend and expand the scope of our intellectual property; and

•hire additional personnel.

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our product candidates. If our development efforts result in regulatory approval and successful commercialization of our product candidates, we expect to generate revenue from direct sales of our drugs and/or, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, certain collaborators, contract development and manufacturing organizations (CDMOs), CROs and clinical research sites for a significant portion of our product development efforts.

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Compensation	$1,849	$1,139	$3,747	$1,871
Contractor fees and supplies	14,820	2,648	27,676	4,304
Other common costs	279	114	431	255
	$16,948	$3,901	$31,854	$6,430

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for clinical studies and preclinical studies and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended June 30, 2022 and 2021, we received $0.4 million and $0.9 million in NIH research grants, respectively. During the six months ended June 30, 2022 and 2021, we received $0.5 million and $1.5 million from NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2022 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

Results of Operations – Three and Six Months Ended June 30, 2022 and 2021

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•clinical trials,

•pre-clinical testing,

•clinical supplies and related formulation and design costs, and

•compensation and other personnel-related expenses.

Research and development expenses were $16.9 million and $3.9 million during the three months ended June 30, 2022 and 2021, respectively. This significant increase was due primarily to costs to conduct the ongoing Phase 3 clinical program in simufilam and costs of an on-going cognition maintenance study and open-label study in simufilam compared to the prior year. Higher pre-clinical study costs as well as increased personnel costs also contributed to the increase. Grant funding received from NIH, recorded as a reduction in research and development expenses, also decreased compared to the prior year. During the three months ended June 30, 2022 and 2021, we received $0.4 million and $0.9 million in research grants from NIH, respectively.

Research and development expenses were $31.9 million and $6.4 million during the six months ended June 30, 2022 and 2021, respectively. This significant increase was due primarily to costs to conduct the ongoing Phase 3 clinical program in simufilam, costs of an on-going cognition maintenance study and open-label study in simufilam, and costs related to manufacture of clinical trial supplies compared to the prior year. Higher pre-clinical study costs as well as increased personnel costs also contributed to the increase. Grant funding received from NIH, recorded as a reduction in research and development expenses, also decreased compared to the prior year. During the six months ended June 30, 2022 and 2021, we received $0.5 million and $1.5 million in research grants from NIH, respectively.

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

General and administrative expenses were $3.0 million and $1.2 million during the three months ended June 30, 2022 and 2021, respectively. The 140% increase was due primarily to $1.2 million in higher legal expenses as well as $0.3 million increase in depreciation and amortization for the two-building office complex in Austin, Texas, purchased in third quarter 2021 as compared to the prior year.

General and administrative expenses were $5.9 million and $2.2 million during the six months ended June 30, 2022 and 2021, respectively. The 163% increase was due primarily to $2.4 million in higher legal expenses as well as $0.6 million increase in depreciation and amortization for our office complex in Austin, Texas, purchased in third quarter 2021 as compared to the prior year.

We expect our general and administrative expenses to continue at historically high levels in future periods due primarily to anticipated higher legal and professional fees related to ongoing securities class action lawsuits and governmental investigations.

Interest Income

Interest income was $314,000 and $13,000 during the three months ended June 30, 2022 and 2021, respectively.

Interest income was $345,000 and $20,000 during the six months ended June 30, 2022 and 2021, respectively.

The increase in interest income was due to increases in interest rates in the second quarter of 2022 compared to the prior periods.

We expect interest income to increase in 2022 compared to 2021 due to the increases in interest rates.

Other income, net

We record the activities related to leasing office space to third parties in building we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $275,000 during the three months ended June 30, 2022. Other income, net, was $538,000 during the six months ended June 30, 2022.There was no other income, net, during the three or six months ended June 30, 2021, as we acquired the two-building office complex in August 2021.

Depreciation and amortization for office complex is included in general and administrative expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2022, cash and cash equivalents were $197.2 million.

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

We did not receive any proceeds from exercise of common stock warrants during the three or six months ended June 30, 2022. We did not receive any proceeds from exercise of common stock warrants during the three months ended June 30, 2021. During the six months ended June 30, 2021, we received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants.

There were no common stock warrants outstanding as of June 30, 2022.

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

There were no common stock sales under the ATM during the three or six months ended June 30, 2022 and 2021.

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

The Company’s potential financial obligation to plan participants at June 30, 2022 totaled $7.3 million, based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the year ended December 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $93.7 million up to a hypothetical maximum of $225.0 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No Valuation Milestones were achieved during the three and six months ended June 30, 2022.

No actual cash payments were authorized or made to participants under the Plan as of June 30, 2022, or through the filing date of this Form 10-Q.

Use of Cash

Net cash used in operating activities was $34.6 million for the six months ended June 30, 2022, resulting primarily from the net loss reported of $36.9 million, a decrease in accounts payable of $2.4 million and accrued compensation and benefits of $1.7 million, partially offset by a decrease in in prepaid and other assets of $4.4 million, an increase in accrued developmental expenses of $0.5 million and stock-based compensation expense of $1.0 million.

Net cash used in operating activities was $7.4 million for the six months ended June 30, 2021, resulting primarily from the net loss reported of $8.7 million and an increase in prepaid and other assets of $2.2 million, partially offset by an increase in accrued development expense of $1.7 million and accounts payable of $1.0 million, as well as stock-based compensation expense of $0.7 million.

Net cash used in investing activities during the six months ended June 30, 2022 was $1.9 million related to renovations to an owned building in Austin, Texas, which will serve as our future corporate headquarters.

Net cash used in investing activities during the six months ended June 30, 2021 was $73,000 for purchase of property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2022 was $0.3 million, from the exercise of stock options.

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

Other Commitments

We have an accumulated deficit of $244.2 million as of June 30, 2022. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and, to a lesser extent, currency fluctuations related to our clinical operations outside the U.S.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $197.2 million as of June 30, 2022, which consisted primarily of money market accounts and U.S. Treasury securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain investment vehicles with high credit quality and short-term duration, in accordance with our board-approved investment policy. Such interest-earning instruments carry a degree of interest rate risk. However, due to the generally short-term maturities and low risk profile of our cash equivalents, an immediate 100 basis point increase or decrease in interest rates during any of the periods presented would increase or decrease our annual net loss by less than $2 million in our condensed consolidated financial statements.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended June 30, 2022 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Government Investigations

On November 15, 2021, we disclosed that certain government agencies had asked us to provide them with corporate information and documents. These were confidential requests. We have been voluntarily cooperating and will continue to cooperate with government authorities. No government agency has informed us that it has found evidence of research misconduct, or any other wrong-doing. No government agency has informed us that any wrongdoing has occurred by any party. No government agency has filed any charges against us, or anyone associated with us. We cannot predict the outcome or impact of any these ongoing matters, including whether a government agency may pursue an enforcement action against us or others.

Securities Class Actions and Shareholder Derivative Actions

Between August 27 and October 26, 2021, four putative class action lawsuits were filed alleging violations of the federal securities laws by us and certain named officers. The complaints rely on allegations contained in Citizen Petitions that were submitted to FDA, and allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading. The Citizen Petitions were subsequently denied by FDA. These actions were filed in the U.S. District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities between September 14, 2020 and August 27, 2021. On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff is expected to file a consolidated amended complaint by August 18, 2022, and briefing on defendants’ motion to dismiss is scheduled to be completed by January 16, 2023. We believe the claims are without merit and intend to defend against these lawsuits vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the U.S. District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s board of directors. This complaint relies on allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. Since November 4, 2021, three additional shareholder derivative actions were filed alleging substantially similar claims, two in the U.S. District Court for the Western District of Texas, and one in Texas state court (Travis County District Court). All four actions have been stayed pending the resolution of the motions to dismiss in the securities class actions. On July 5, 2022, the three federal court actions were consolidated into a single action. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Incorporated by
Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	12/11/2020	3.1
10.1*	Amendment 1 to 2018 Omnibus Incentive Plan				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1 +	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

* Management contract, compensatory plan or arrangement.

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

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: August 4, 2022	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: August 4, 2022	(Principal Financial and Accounting Officer)