Form 10-Q
period 2022-09-30
CASSAVA SCIENCES INC
filed 2022-11-07
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

6801 N. Capital of Texas Highway, Building 1; Suite 300, Austin, TX 78731

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	40,068,890
Shares Outstanding as of November 4, 2022

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value data)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$174,662	$233,437
Prepaid expenses and other current assets	8,610	11,045
Total current assets	183,272	244,482
Operating lease right-of-use assets	144	210
Property and equipment, net	23,130	20,616
Intangible assets, net	740	1,075
Other assets	—	399
Total assets	$207,286	$266,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,534	$7,126
Accrued development expense	4,096	2,803
Accrued compensation and benefits	160	1,877
Operating lease liabilities, current	102	97
Other current liabilities	416	631
Total current liabilities	8,308	12,534
Operating lease liabilities, non-current	62	139
Other non-current liabilities	197	194
Total liabilities	8,567	12,867
Commitments and contingencies (Notes 9, 10 and 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 40,059,514 and 40,016,792 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	463,097	461,181
Accumulated deficit	(264,418)	(207,306)
Total stockholders' equity	198,719	253,915
Total liabilities and stockholders' equity	$207,286	$266,782

See accompanying notes to condensed consolidated financial statements.

Enstivity

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development, net of grant reimbursement	$18,526	$8,041	$50,380	$14,471
General and administrative	2,819	1,712	8,703	3,953
Total operating expenses	21,345	9,753	59,083	18,424
Operating loss	(21,345)	(9,753)	(59,083)	(18,424)
Interest income	878	15	1,223	35
Other income, net	210	176	748	176
Net loss	$(20,257)	$(9,562)	$(57,112)	$(18,213)
Net loss per share, basic and diluted	$(0.51)	$(0.24)	$(1.43)	$(0.46)
Shares used in computing net loss per share, basic and diluted	40,050	39,957	40,009	39,218

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2020	35,237,987	$35	$267,086	$(174,921)	$92,200
Stock-based compensation for:
Stock options for employees	—	—	249	—	249
Stock options for non-employees	—	—	1	—	1
Issuance of common stock pursuant to exercise of stock options	554,019	1	691	—	692
Issuance of common stock pursuant to exercise of warrants	135,015	—	1,746	—	1,746
Common stock issued in conjunction with registered direct offering, net of issuance costs	4,081,633	4	189,821	—	189,825
Net loss	—	—	—	(3,526)	(3,526)
Balance at March 31, 2021	40,008,654	$40	$459,594	$(178,447)	$281,187
Stock-based compensation for:
Stock options for employees	—	—	410	—	410
Stock options for non-employees	—	—	5	—	5
Issuance of common stock pursuant to exercise of stock options	3,240	—	3	—	3
Net loss	—	—	—	(5,125)	(5,125)
Balance at June 30, 2021	40,011,894	$40	$460,012	$(183,572)	$276,480
Stock-based compensation for:
Stock options for employees	—	—	548	—	548
Stock options for non-employees	—	—	24	—	24
Issuance of common stock pursuant to exercise of stock options	4,898	—	75	—	75
Net loss	—	—	—	(9,562)	(9,562)
Balance at September 30, 2021	40,016,792	$40	$460,659	$(193,134)	$267,565

Balance at December 31, 2021	40,016,792	$40	$461,181	$(207,306)	$253,915
Stock-based compensation for:
Stock options for employees	—	—	471	—	471
Stock options for non-employees	—	—	24	—	24
Issuance of common stock pursuant to exercise of stock options	14,488	—	211	—	211
Net loss	—	—	—	(17,527)	(17,527)
Balance at March 31, 2022	40,031,280	$40	$461,887	$(224,833)	$237,094
Stock-based compensation for:
Stock options for employees	—	—	462	—	462
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	66,637	—	119	—	119
Net loss	—	—	—	(19,328)	(19,328)
Balance at June 30, 2022	40,097,917	$40	$462,491	$(244,161)	$218,370
Stock-based compensation for:
Stock options for employees	—	—	447	—	447
Stock options for non-employees	—	—	23	—	23
Expiration of restricted stock Performance Awards	(57,143)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	18,740	—	136	—	136
Net loss	—	—	—	(20,257)	(20,257)
Balance at September 30, 2022	40,059,514	$40	$463,097	$(264,418)	$198,719

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(57,112)	$(18,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,450	1,237
Depreciation	533	131
Amortization of intangible assets	379	90
Changes in operating assets and liabilities:
Prepaid and other assets	2,790	(10,102)
Operating lease right-of-use assets and liabilities	(6)	30
Accounts payable	(3,592)	1,434
Accrued development expense	1,293	2,532
Accrued compensation and benefits	(1,717)	43
Other liabilities	(212)	609
Net cash used in operating activities	(56,194)	(22,209)
Cash flows from investing activities:
Purchase of property and equipment	(3,047)	(22,114)
Net cash used in investing activities	(3,047)	(22,114)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	466	1,824
Proceeds from issuance of common stock upon exercise of common stock warrants	—	692
Proceeds from common stock offering, net of issuance costs	—	189,825
Net cash provided by financing activities	466	192,341
Net (decrease) increase in cash and cash equivalents	(58,775)	148,018
Cash and cash equivalents at beginning of period	233,437	93,506
Cash and cash equivalents at end of period	$174,662	$241,524

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Coronavirus Disease 2019 (COVID-19)

The widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, and the impact of the omicron and other variants and subvariants of this disease, has not significantly impacted the Company’s operations or financial condition as of November 7, 2022. We believe certain investigational clinical study sites that are involved, or potentially would like to be involved, with our clinical programs may be experiencing lingering, pandemic-related after-effects, such as staffing shortages, operational gaps or other adverse circumstances. Also, this pandemic has created a dynamic and uncertain situation in the national economy. The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented, and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $264.4 million at September 30, 2022. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at September 30, 2022 and December 31, 2021.

Business Segments

The Company reports segment information based on how it internally evaluates the operating performance of its business units, or segments. The Company’s operations are confined to one business segment: the development of novel drugs and diagnostics.

Proceeds from Grants

During the three months ended September 30, 2022 and 2021, the Company received reimbursements totaling $0.4 million and $2.0 million pursuant to National Institutes of Health (“NIH”) research grants, respectively. During the nine months ended September 30, 2022 and 2021, the Company received reimbursements totaling $0.9 million and $3.5 million pursuant to NIH research grants, respectively. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(20,257)	$(9,562)	$(57,112)	$(18,213)
Denominator:
Shares used in computing net loss per share, basic and diluted	40,050	39,957	40,009	39,218
Net loss per share, basic and diluted	$(0.51)	$(0.24)	$(1.43)	$(0.46)

Dilutive common stock options excluded from net loss per share, diluted	1,946	2,350	2,064	2,219

The Company excluded common stock options outstanding, along with 57,143 restricted stock awards, from the calculation of net loss per share, diluted, because the effect of including outstanding options and warrants would have been anti-dilutive. The 57,143 restricted stock awards expired during the nine months ended September 30, 2022.

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

Property and equipment

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Owned buildings and related improvements have estimated useful lives of 39 years and approximately 10 years, respectively. Tenant improvements related to leased space are amortized using the straight-line method over the useful lives of the improvements or the remaining term of the corresponding leases, whichever is shorter. The remaining term of the corresponding leases is approximately 1.6 years.

Property and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment are considered to be impaired, an impairment loss is recognized.

Intangible assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements, which is approximately 1.5 years at September 30, 2022.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$1,308	$662
Contract research organization and other deposits	7,223	10,330
Other	79	53
Total prepaid expenses and other current assets	$8,610	$11,045

Note 4. Real Property Acquisition

On August 4, 2021, the Company completed the all-cash purchase of a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. This property is intended to accommodate the Company’s anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are being outsourced to professional real-estate managers. The purchase price of the property was $22.0 million, including transaction costs. The office complex measures approximately 90,000 rentable square feet. At September 30, 2022, the property was over 60% leased. The Company also occupies approximately 25% of the property. The seller was a third party not affiliated with the Company.

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

The Company records the net income from building operations and leases as other income, net, as leasing is not core to the Company’s operations. Building depreciation and amortization for space not occupied by the Company is included in general and administrative expense. Building depreciation and amortization for space occupied by the Company is allocated between general and administrative expense and research and development expense. Components of other income, net, for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease revenue	$620	$347	$1,780	$347
Property operating expenses	(410)	(171)	(1,032)	(171)
Other income, net	$210	$176	$748	$176

Note 5. Property and equipment

The components of property and equipment, net, as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	470	470
Tenant improvements	3,008	567
Furniture and equipment	851	178
Construction in progress	16	83
Gross property and equipment	$24,059	$21,012
Accumulated depreciation	(929)	(396)
Property and equipment, net	$23,130	$20,616

Depreciation expense for property and equipment was $181,000 and $121,000 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense for property and equipment was $533,000 and $131,000 for the nine months ended September 30, 2022 and 2021, respectively.

Note 6. Intangible assets

The components of intangible assets, net, as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022	December 31, 2021
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	290	246
Gross intangible assets	$1,343	$1,299
Accumulated amortization	(603)	(224)
Intangible assets, net	$740	$1,075

Amortization expense for intangible assets was $119,000 and $90,000 for the three months ended September 30, 2022 and 2021, respectively.

Amortization expense for intangible assets was $379,000 and $90,000 for the nine months ended September 30, 2022 and 2021, respectively.

Amortization expense for finite-lived intangible assets as of September 30, 2022 is expected to be as follows (in thousands):

For the year ending December 31,
2022	125
2023	444
2024	167
2025	4
Total amortization	$740

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

There were no common stock sales under the ATM during the three and nine months ended September 30, 2022 and 2021.

Common Stock Warrants

In August 2018, the Company issued warrants to purchase up to an aggregate of 9.1 million shares of its common stock in conjunction with an offering of its common stock.

The Company did not receive any proceeds from exercise of common stock warrants during the three and nine months ended September 30, 2022.

The Company did not receive any proceeds from exercise of common stock warrants during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants.

There were no common stock warrants outstanding as of September 30, 2022.

Stock Option and Performance Award Activity in 2022

During the nine months ended September 30, 2022, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2021	2,663,727	138,055
Options granted	4,000	—
Options exercised	(194,264)	—
Options forfeited/canceled	(22,139)	(130,913)
Outstanding as of September 30, 2022	2,451,324	7,142

The weighted average exercise price of options outstanding at September 30, 2022 was $11.03. As outstanding options vest over the current remaining vesting period of 1.7 years, the Company expects to recognize stock-based compensation expense of $4.9 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $0.1 million over the implicit service period.

During the three months ended September 30, 2022, there were 18,740 stock options exercised with cash proceeds to the Company totaling $136,000.

During the nine months ended September 30, 2022, there were 194,264 stock options exercised. Of the stock options exercised, 94,399 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $466,000 during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, a total of 57,143 shares of restricted stock awards expired as performance criteria related to these Performance Awards were not attained. These shares of restricted stock were returned to the 2008 Equity Incentive Plan, which expired in December 2017, and thus were retired.

Stock-based Compensation Expense in 2022

During the three and nine months ended September 30, 2022 and 2021, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$399	$452	$1,234	$867

General and administrative	71	120	216	370

Total stock-based compensation expense	$470	$572	$1,450	$1,237

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

Note 8. Income Taxes

The Company did not provide for income taxes during the three and nine months ended September 30, 2022, because it has projected a net loss for the full year 2022 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and nine months ended September 30, 2021.

Note 9. Commitments

Right-of-use Asset and Liability

The Company has an operating lease for approximately 6,000 square feet of office space in Austin, Texas that expires on April 30, 2024. The Company also had a short-term lease agreement for an additional 3,600 square feet of office space in Austin, Texas that expired on October 31, 2022. Future expected minimum lease payments as of September 30, 2022 are as follows (in thousands):

	2022	2023	2024	Total future lease payments	Less: imputed interest	Total

Operating leases	$27	107	36	170	(6)	$164
Short-term operating lease	$6	—	—	6	—	$6

Rent expense for the three months ended September 30, 2022 and 2021 totaled $41,000 for each period.

Rent expense for the nine months ended September 30, 2022 and 2021 totaled $123,000 and $98,000, respectively.

Cash paid for operating lease liabilities during the three months ended September 30, 2022 and 2021 totaled $42,000 and $41,000, respectively.

Cash paid for operating lease liabilities during the nine months ended September 30, 2022 and 2021 totaled $124,000 and $68,000, respectively.

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

Note 10.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of September 30, 2022.

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

No Valuation Milestones were achieved during the three and nine months ended September 30, 2022.

No actual cash payments were authorized or made to participants under the Plan through November 7, 2022.

Note 11. Contingencies

Securities Class Actions and Shareholder Derivative Actions

Between August 27, 2021 and October 26, 2021, four putative class action lawsuits were filed alleging violations of the federal securities laws by the Company and certain named officers. The complaints rely on allegations contained in Citizen Petitions submitted to FDA, and allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading. The Citizen Petitions were all subsequently denied by FDA. These actions were filed in the U.S. District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities. On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of the Company’s securities between September 14, 2020 and July 26, 2022. Briefing on defendants’ motion to dismiss is scheduled to be completed by January 23, 2023. The Company believes the claims are without merit and intends to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

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

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s board of directors. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the 2020 Cash Incentive Bonus Plan in August 2020. The complaints seek unspecified compensatory damages and other relief. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants.

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

•our expenses increasing due to increasing inflation or otherwise, or fluctuations in our financial or operating results;

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

•our plans to expand the size and scope of our operations;

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

Simufilam and SavaDx were both discovered and designed in-house and were characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date. We own exclusive, worldwide rights to these drug assets and related technologies, without royalty obligations to any third party. Our patent protection with respect to simufilam and use of simufilam for Alzheimer’s disease and other neurodegenerative disease currently runs beyond 2033 and includes over six issued patents and related patent filings and applications. In addition, we have patent protection with respect to simufilam for use in treating certain cancers that runs through 2034. We currently have no patents or patent applications in the United States with respect to SavaDx, which we believe is protected in the United States by trade secrets, know-how and other proprietary rights technology.

About Alzheimer’s Disease

Alzheimer’s disease is a progressive neurodegenerative disorder that affects cognition, function and behavior. More than 6 million Americans are estimated to have Alzheimer’s disease and it is predicted that number will increase to more than 13 million people by 2060, according to Alzheimers.gov, a government website managed by the NIH.

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

The target enrollment for the CMS is approximately 100 patients or more. As of November 2, 2022, over 65 patients have completed this study. Our goal is to complete patient enrollment for the CMS in Q4 2022 and announce clinical results approximately third-quarter 2023.

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

Figure 5.

RETHINK-ALZ and REFOCUS-ALZ

In October and November 2021, we announced initiation of our two Phase 3 studies of simufilam, respectively. As of November 2, 2022, a total of over 650 subjects have been enrolled in the Phase 3 program. Patients are now being screened in clinical trial sites in the U.S., Canada, Puerto Rico, Australia, and South Korea.

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

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3 iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

4 Neuropsychiatric Inventory (NPI)

Open-label Extension Study for the Phase 3 Program

In October 2022, we announced the initiation of an open-label extension study for our Phase 3 program. This new study is designed to provide no-cost access to simufilam to patients with Alzheimer’s disease who have successfully completed a Phase 3 study of simufilam.

This multi-center, multi-national, open-label extension study is expected to generate long-term safety and tolerability data for (oral) simufilam 100 mg twice daily over 52 weeks. Each clinical investigational site must choose whether to participate in this open-label extension study. Patient enrollment for this study is expected to begin early November 2022.

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

Impact of COVID-19 on our Business

During the COVID-19 pandemic, our top priorities are to protect the health, well-being, and safety of our employees and partners, while still focusing on the key drivers of our business. Despite COVID-19, we believe we are on-track to achieve our major strategic objectives for 2022 with simufilam. We have generally not experienced major disruptions across our drug manufacturing operations or supply of materials. We believe certain investigational clinical study sites that are involved, or potentially would like to be involved, with our clinical programs may be experiencing lingering, pandemic-related after-effects, such as staffing shortages, operational gaps or other adverse circumstances. Our broad spectrum of technical consultants, scientific advisors and service providers continue to provide timely services. We have adapted flexible business practices, such as remote work arrangements and temporary travel restrictions, to insure we continue to operate safety and cautiously while also meeting our public health responsibilities. We recognize the pandemic has created a dynamic and uncertain situation in the national economy. We continue to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on our operations. However, the scope of pandemic is unprecedented and its long-term impact on our operations and financial condition cannot be reasonably estimated at this time.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $264.4 million at September 30, 2022. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical trials for our product candidates and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may remain substantial in the future as we:

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Compensation	$1,765	$1,306	$5,512	$3,177
Contractor fees and supplies	16,478	6,444	44,154	10,748
Other common costs	283	291	714	546
	$18,526	$8,041	$50,380	$14,471

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for clinical studies and preclinical studies and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the three months ended September 30, 2022 and 2021, we received $0.4 million and $2.0 million in NIH research grants, respectively. During the nine months ended September 30, 2022 and 2021, we received $0.9 million and $3.5 million from NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2022 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

Results of Operations – Three and Nine Months Ended September 30, 2022 and 2021

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•clinical trials,

•pre-clinical testing,

•clinical supplies and related formulation and design costs, and

•compensation and other personnel-related expenses.

Research and development expenses were $18.5 million and $8.0 million during the three months ended September 30, 2022 and 2021, respectively. This significant increase was due primarily to costs to conduct the ongoing Phase 3 clinical program in simufilam and costs of an on-going cognition maintenance study and open-label study in simufilam compared to the prior year. Higher pre-clinical study costs as well as increased personnel costs also contributed to the increase. Grant funding received from NIH, recorded as a reduction in research and development expenses, also decreased compared to the prior year. During the three months ended September 30, 2022 and 2021, we received $0.4 million and $2.0 million in research grants from NIH, respectively.

Research and development expenses were $50.4 million and $14.5 million during the nine months ended September 30, 2022 and 2021, respectively. This significant increase was due primarily to costs to conduct the ongoing Phase 3 clinical program in simufilam, costs of an on-going cognition maintenance study and open-label study in simufilam, and costs related to manufacture of clinical trial supplies compared to the prior year. Higher pre-clinical study costs as well as increased personnel costs also contributed to the increase. Grant funding received from NIH, recorded as a reduction in research and development expenses, also decreased compared to the prior year. During the nine months ended September 30, 2022 and 2021, we received $0.9 million and $3.5 million in research grants from NIH, respectively.

We expect research and development expense to continue at historically high levels as we conduct a Phase 3 clinical program and other clinical studies with simufilam, continue to hire new personnel, manufacture drug supply, and continue our development efforts.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. Allocated expenses consist primarily of leased facility costs. Depreciation and amortization for office space leased but not occupied by the Company is included in general and administrative expense. Depreciation and amortization for office space occupied by the Company is allocated between general and administrative expense and research and development expense. We also incur expenses associated with operating as a public company, including additional legal fees, expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance and audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services.

General and administrative expenses were $2.8 million and $1.7 million during the three months ended September 30, 2022 and 2021, respectively. The 65% increase was due primarily to $0.7 million in higher legal expenses as well as a $0.2 million increase in depreciation and amortization for the two-building office complex in Austin, Texas, purchased in August 2021, as compared to the prior year.

General and administrative expenses were $8.7 million and $4.0 million during the nine months ended September 30, 2022 and 2021, respectively. The 120% increase was due primarily to $3.1 million in higher legal expenses as well as $0.8 million increase in depreciation and amortization for our office complex in Austin, Texas, purchased in August 2021 as compared to the prior year.

We expect our general and administrative expenses to continue at historically high levels in future periods due primarily to anticipated higher legal and professional fees related to ongoing lawsuits and governmental investigations.

Interest Income

Interest income was $0.9 million and $15,000 during the three months ended September 30, 2022 and 2021, respectively.

Interest income was $1.2 million and $35,000 during the nine months ended September 30, 2022 and 2021, respectively.

The increase in interest income was due to increases in interest rates in 2022 compared to the prior periods.

We expect interest income to increase in 2022 compared to 2021 due to the increases in interest rates.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $210,000 and 176,000 during the three months ended September 30, 2022 and 2021, respectively. Other income, net, was $748,000 and $176,000 during the nine months ended September 30, 2022 and 2021, respectively. Other income, net, was higher in 2022 as we acquired the two-building office complex in August 2021.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2022, cash and cash equivalents were $174.7 million.

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

We did not receive any proceeds from exercise of common stock warrants during the three or nine months ended September 30, 2022. We did not receive any proceeds from exercise of common stock warrants during the three months ended September 30, 2021. During the nine months ended September 30, 2021, we received proceeds of $0.7 million from the exercise of 0.6 million shares pursuant to warrants.

There were no common stock warrants outstanding as of September 30, 2022.

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

There were no common stock sales under the ATM during the three or nine months ended September 30, 2022 and 2021.

NIH Research Grant Awards

Our programs have been supported by NIH under multiple research grant awards. Strong, long-term support from NIH has allowed us to advance our two lead product candidates, simufilam and SavaDx, into clinical development.

In May 2021, we were awarded a research grant award from NIH of up to $2.7 million to support clinical readiness activities in support of our Phase 3 program with simufilam. All of our NIH research grant awards are paid out on a reimbursement basis and require milestone-based technical progress. There were no remaining funds for grant awards as of September 30, 2022.

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

The Company’s potential financial obligation to plan participants at September 30, 2022 totaled $7.3 million, based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the year ended December 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $93.7 million up to a hypothetical maximum of $225.0 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No Valuation Milestones were achieved during the three and nine months ended September 30, 2022.

No actual cash payments were authorized or made to participants under the Plan as of September 30, 2022, or through the filing date of this Form 10-Q.

Use of Cash

Net cash used in operating activities was $56.2 million for the nine months ended September 30, 2022, resulting primarily from the net loss reported of $57.1 million, a decrease in accounts payable of $3.6 million and accrued compensation and benefits of $1.7 million, partially offset by a decrease in in prepaid and other assets of $2.8 million, an increase in accrued developmental expenses of $1.3 million and stock-based compensation expense of $1.5 million.

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

Net cash used in investing activities during the nine months ended September 30, 2022 was $3.0 million related to renovations and fixtures for our corporate headquarters.

Net cash used in investing activities during the nine months ended September 30, 2021 was $22.1 million related to the purchase of an office complex in Austin, Texas, a portion of which serves as our corporate headquarters.

Net cash provided by financing activities during the nine months ended September 30, 2022 was $0.5 million, from the exercise of stock options.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $192.3 million, consisting of $189.8 million in proceeds from our registered direct offering of common stock in February 2021, $1.8 million from the exercise of stock options and $0.7 million in proceeds from the exercise of common stock warrants.

Property and Leases

In August 2021, we completed the purchase of an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. This property is intended to accommodate our anticipated growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The purchase price of the property was $22.0 million, including closing costs, funded with cash on hand. The office complex measures approximately 90,000 rentable square feet. The property is currently over 60% leased. We occupied approximately 25% of the property beginning late August 2022.

We lease approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, Texas that expires in April 2024. We also leased an additional 3,600 square feet of office space in Austin, Texas that expired on October 31, 2022.

Other Commitments

We have an accumulated deficit of $264.4 million as of September 30, 2022. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and, to a lesser extent, currency fluctuations related to our clinical operations outside the U.S.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $174.7 million as of September 30, 2022, which consisted primarily of U.S. Treasury securities and money market accounts.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended September 30, 2022 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Government Investigations

On November 15, 2021, we disclosed that certain government agencies had asked us to provide them with corporate information and documents. These were confidential requests. We have been voluntarily cooperating and will continue to cooperate with government authorities. No government agency has informed us that it has found evidence of research misconduct. No government agency has informed us that any wrongdoing has occurred by any party. No government agency has filed any charges against us, or anyone associated with us. We cannot predict the outcome or impact of any these ongoing matters, including whether a government agency may pursue an enforcement action against us or others.

Securities Class Actions and Shareholder Derivative Actions

Between August 27, 2021 and October 26, 2021, four putative class action lawsuits were filed alleging violations of the federal securities laws by us and certain named officers. The complaints rely on allegations contained in Citizen Petitions that were submitted to FDA, and allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading. The Citizen Petitions were all subsequently denied by FDA. These actions were filed in the U.S. District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of our securities. On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of our securities between September 14, 2020 and July 26, 2022. Briefing on defendants’ motion to dismiss is scheduled to be completed by January 23, 2023. We believe the claims are without merit and intend to defend against these lawsuits vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

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

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s board of directors. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the 2020 Cash Incentive Bonus Plan in August 2020. The complaints seek unspecified compensatory damages and other relief. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants.

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

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: November 7, 2022	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: November 7, 2022	(Principal Financial and Accounting Officer)