Form 10-K
period 2022-12-31
CASSAVA SCIENCES INC
filed 2023-02-28
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

_______________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1.1 billion computed by reference to the last sales price of $28.12 as reported on the Nasdaq Capital Market, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2022. The number of shares outstanding of the Registrant's common stock, par value $0.001 per share, on February 23, 2023 was 41,735,557.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission, no later than 120 days after the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference to Part III of this Annual Report on Form 10-K.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Such forward-looking statements and our business are subject to numerous risks and uncertainties that you should consider before investing in our Company. These risks are described more fully in the section titled “Risk Factors.” Accordingly, you should not rely upon forward-looking statements as predictions of future events. Examples of such forward-looking statements include, but are not limited to statements about:

•the number of patients with Alzheimer’s disease we expect to enroll in our on-going Phase 3 studies, the enrollment rates for these studies, and the length of time to complete patient enrollment for our studies and the expected safety profile or treatment benefits of simufilam for people with Alzheimer’s disease;

•our reliance on third-party contractors to conduct the clinical trials and make drug supply on a large-scale for our Phase 3 clinical program, or their ability to do so on-time or on-budget;

•limitations around data interpretation from results of our long-term open-label study, as compared to efficacy results from a fully completed, randomized controlled study design;

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

•the impact of pre-clinical findings on our ability to develop our product candidates;

•the interpretation of results from our pre-clinical or early clinical studies, such as Phase 1 and Phase 2 studies;

•our plans to further develop SavaDx, our investigational blood-based diagnostic, and to evaluate a non-antibody approach for SavaDx;

•our ability or willingness to expand therapeutic indications for simufilam outside of Alzheimer’s disease;

•the safety, efficacy, or potential therapeutic benefits of our product candidates;

•our ability to file for and obtain regulatory approval of our product candidates;

•our strategy and ability to establish an infrastructure to commercialize any product candidates, if approved;

•the potential future revenues of our product candidates, if approved and commercialized;

•the market acceptance of our product candidates, if approved and commercialized;

•the pricing and reimbursement of our product candidates, if approved and commercialized;

•the utility of protection, or the sufficiency, of our intellectual property;

•our potential competitors or competitive products for the treatment of Alzheimer’s disease;

•our need to raise new capital from time to time to continue our operations or to expand our operations;

•our use of multiple third-party vendors, including a Clinical Research Organization (CRO), to conduct clinical studies of our lead product candidate;

•expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;

•our expenses increasing by unanticipated amounts due to inflation;

•fluctuations in our financial or operating results;

•our operating losses, anticipated operating and capital expenditures and legal expenses;

•expectations regarding the issuance of shares of common stock, options or other equity to employees or directors pursuant to equity compensation awards, net of employment taxes;

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

•potential future agreements with third parties in connection with the commercialization of our product candidates;

•the accuracy of our estimates regarding expenses, capital requirements, and needs for additional financing;

•assumptions and estimates used for our disclosures regarding stock-based compensation;

•the expense, timing and outcome of pending or future litigation or other legal proceedings and claims, including U.S. government inquiries; and

•litigation, claims or other uncertainties that may arise from allegations made against us or our collaborators.

Drug development and commercialization involve a high degree of risk, and only a small number of research and development programs result in regulatory approval and subsequent commercialization of a product. Our clinical results from earlier-stage clinical trials may not be indicative of future results from later-stage or larger scale clinical trials and do not ensure regulatory approval. You should not place undue reliance on these statements or any scientific data we present or publish.

We cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

In addition, terms such as “we believe,” “may,” “anticipate,” “could,” “expect,” “would”, “forecast,” “intend,” “plan,” “possible,” “potential,” and other words and terms of similar meaning reflect our beliefs and opinions on the relevant subject at the time we use such words and terms. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Our research programs in neurodegeneration have benefited from longstanding scientific and financial support from the National Institutes of Health (NIH). The contents of this Annual Report are solely our responsibility and do not represent any views of NIH, the Department of Health and Human Services, or the United States government.

Item 1.    Business

Overview

Cassava Sciences, Inc. is a clinical-stage biotechnology company based in Austin, Texas. Our mission is to detect and treat neurodegenerative diseases, such as Alzheimer’s disease. Our novel science is based on stabilizing – but not removing – a critical protein in the brain. Our lead therapeutic drug candidate, simufilam, is being evaluated for the proposed treatment of Alzheimer’s disease dementia in Phase 3 clinical studies.

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

We currently have two biopharmaceutical assets under development:

•our lead therapeutic product candidate, called simufilam, is a novel oral treatment for Alzheimer’s disease dementia; and

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

Our lead product candidate, simufilam, is a proprietary small molecule (oral) drug. Simufilam targets an altered form of a protein called filamin A (FLNA) in the Alzheimer’s brain. Published studies have demonstrated that the altered form of

FLNA causes neuronal dysfunction, neuronal degeneration and neuroinflammation. We are currently conducting a Phase 3 program with simufilam in patients with mild-to-moderate Alzheimer’s disease dementia.

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

Phase 2b Study

In September 2020, we announced final results of a Phase 2b study with simufilam in Alzheimer’s disease. In this clinical study funded by the NIH, Alzheimer’s patients treated with 50 mg or 100 mg of simufilam twice-daily for 28 days showed statistically significant (p<0.05) improvements in CSF biomarkers of disease pathology, neurodegeneration and neuroinflammation, versus Alzheimer’s patients who took placebo. In addition, Alzheimer’s patients treated with simufilam showed improvements in validated tests of episodic memory and spatial working memory, versus patients on placebo. Cognitive improvements correlated most strongly with decreases in levels of P-tau181, an exploratory ‘research use only’ non-safety related biomarker that suggests brain changes from Alzheimer’s disease.

Open-label Study Strategy

Much of the value of our open-label study is to support simufilam’s long-term safety profile in patients. We believe a well-designed, long-term, open-label study is an exercise in prudent risk-management. Clinical results serve as a tool to help inform and manage the inherent risks and uncertainties of drug development for undertaking a large, expensive Phase 3 clinical testing program.

Open-label Study Top-line Results

In March 2020, we initiated a long-term, open-label study to evaluate simufilam, our lead drug candidate, in patients with Alzheimer’s disease. This study was funded in part by a research grant award from NIH. The study was designed to evaluate the long-term safety and tolerability of simufilam 100 mg twice daily for 12 or more months. Another study objective was to assess exploratory efficacy endpoints, such as changes in cognition, and biomarkers.

In January 2023, we announced positive top-line Phase 2 results for our open-label study. The study enrolled over 200 patients with mild-to-moderate Alzheimer’s disease (MMSE 16-26). Endpoints were measured at baseline (study entry) and month 12.

Top-line Results – mean scores, baseline to month 12 (lower is better, except for MMSE):

•ADAS-Cog11 scores changed from 19.1 (±9.2) to 19.6 (±13.3)

•MMSE scores changed from 21.5 (±3.6) to 20.2 (±6.4)

•NPI10 scores changed from 3.2 (±4.6) to 2.9 (±4.6)

•GDS scores changed from 1.8 (±1.8) to 1.4 (±1.9)

Alzheimer’s is a degenerative disease of the brain. Over time, cognition progressively worsens in the mild-to-moderate stages of Alzheimer’s as the disease takes its toll. ADAS-Cog scores that change minimally (or improve) over 1 year is a highly desirable outcome in a clinical study of patients with mild-to-moderate Alzheimer’s disease.

Response Analysis – baseline to month 12

•ADAS-Cog scores improved in 47% of patients; this group had a mean change of -4.7 (±3.8) points (lower is better).

•In an additional 23% of patients, ADAS-Cog declined less than 5 points; this group had a mean change of 2.5 (±1.4) points.

•Patients with an NPI10 score of zero increased from 42% to 54%, indicating reduced dementia-related neuropsychiatric symptoms after 1 year on simufilam.

Analysis of Efficacy Endpoints

Efficacy outcomes were analyzed by an independent, outside biostatistical consulting firm led by Suzanne Hendrix, PhD. The pre-specified primary efficacy endpoint was change in baseline on ADAS-Cog11, a cognitive scale widely used in Alzheimer’s clinical research. Exploratory endpoints included the Mini-Mental State Examination (MMSE) to assess disease stage by cognitive impairment; the Neuropsychiatric Inventory (NPI10) to assess dementia related behavior; and the Geriatric Depression Scale (GDS). The Full Analysis Set (FAS) population (N=216) was used for the statistical analysis of efficacy endpoints.

Alzheimer’s is a progressive disease. Severity of disease is typically assessed by MMSE score. In this study, mild patients are MMSE 21-26; moderate patients are MMSE 16-20. Mild and moderate sub-groups showed notable differences on changes in ADAS-Cog mean scores, baseline to month 12 (lower is better):

•In the mild sub-group, ADAS-Cog scores improved, from 15.0 (±6.3) to 12.6 (±7.8)

•In the moderate sub-group, ADAS-Cog scores worsened, from 25.7 (±9.2) to 30.1 (±13.1)

We believe the improvement in ADAS-Cog over 1 year in mild patients taking simufilam is well outside the expected range of historic placebo decline rates from numerous other studies. Figure 1 presents a model of historical declines on ADAS-Cog in early disease (MCI + mild) and mild disease.

Figure 1: Statistical model of simufilam versus historical 1-year placebo declines on ADAS-Cog in early disease and mild disease.1

Safety Data

Simufilam 100 mg twice daily was generally safe and well tolerated in this open-label study. There were no drug-related serious adverse events. Three treatment-emergent adverse events (TEAEs) occurred in 7% or more of study patients: COVID-19 (12%), urinary tract infection (10%) and headache (9%). Reported TEAEs are based on all study patients who received at least one dose of drug. The top three reasons for patient discontinuations were withdrawal of informed consent (N=14), adverse events (N=13) and patient non-compliance (N=7).

____________________________

1 Figure 1: Forest plot model by Pentara Corporation. Data was sourced from non-randomized studies (i.e., ADNI) and randomized, controlled trials conducted by other sponsors in patients with early (i.e., MCI + mild) and mild Alzheimer’s disease.

Biomarker Data

Exploratory biomarkers were analyzed from cerebrospinal fluid (CSF) collected from 25 patients in the open-label study who agreed to undergo a lumbar puncture at baseline and again after 6 months of treatment. CSF samples were analyzed blind by our academic collaborator at City University of New York. All CSF biomarkers were ‘research use only’, non-safety-related exploratory biomarkers. We previously announced results of this bioanalysis in a press release dated July 29, 2021.

P-values shown below are baseline vs. 6-month levels by paired t-test:

•CSF biomarkers of disease pathology, t-tau and p-tau181, decreased 38% and 18%, respectively (both p<0.00001)

•CSF biomarkers of neurodegeneration, neurogranin and neurofilament light chain (NfL), decreased 72% and 55%, respectively (both p<0.00001)

•CSF biomarkers of neuroinflammation, sTREM2 and YKL-40, decreased 65% and 44% (both p<0.00001)

Of the 25 patients who provided 6-month CSF samples, 24 subsequently completed 1 year of treatment with open-label simufilam. This sub-set of patients improved -4.96 mean points on ADAS-Cog from baseline to month 12 (lower is better; ad hoc analysis conducted internally). We have not conducted further CSF sample analyses in the open-label study.

Limitations of Open-label Study and Top-line Results

Data results from our open-label safety study do not constitute, and should not be interpreted as, regulatory evidence of safety or efficacy for simufilam in Alzheimer’s disease. Rigorous evidence for drug safety and efficacy is derived from one or more large, randomized, placebo-controlled studies. The open-label design and size of this study may introduce clinical or statistical bias or may generate results that may not fully distinguish between drug effects and random variation. Different methods of statistical analysis on clinical data from the same study may lead to objectively different numerical results. These and other statistical and clinical features of our open-label study add complexity or limitations to the scope of data interpretation. In addition, ‘top-line data’ is a summary of the clinical data prior to the completion of a full and final audit or quality-control of the clinical database. We communicated top-line data so that stakeholders had timely access to a summary of the study’s findings prior to us receiving the final dataset. Final data may change from initial top-line data.

Cognition Maintenance Study

In May 2021, we initiated a Cognition Maintenance Study (CMS). The CMS is a randomized, withdrawal study design. ICH2 defines this type of study design as follows: “In a randomized withdrawal trial, subjects receiving a test treatment for a specified time are randomly assigned to continued treatment with the test treatment or to placebo (i.e., withdrawal of active therapy) …….. Any difference that emerges between the group receiving continued treatment and the group randomized to placebo would demonstrate the effect of the active treatment.”

The CMS study design is intended to evaluate simufilam’s effects on cognition and health outcomes in Alzheimer’s patients who continue with drug treatment versus patients who discontinue drug treatment. It is a double-blind, randomized, placebo-controlled study of simufilam in patients with mild-to-moderate Alzheimer’s disease. Study patients are randomized (1:1) to simufilam or placebo for six months. To enroll in this study, patients must have previously completed 12 months or more of open-label treatment with simufilam. Figure 2.

Figure 2. Cognition Maintenance Study Design

Patient enrollment for this study is closed. As of February 17, 2023, over 110 patients have completed this study. A small number of enrolled patients are still being treated in the randomized portion of this study. All randomized clinical data remain blinded. Our goal is to announce top-line clinical results for the CMS approximately third-quarter 2023.

____________________________

2 International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH), Topic E10, Choice of Control Group in Clinical Trials.

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

In February 2021, we announced the successful completion of our EOP2 meeting. Official meeting minutes confirm that we and FDA are aligned on key elements of a Phase 3 clinical program for simufilam. FDA has agreed that the completed Phase 2 program, together with an ongoing and well-defined Phase 3 clinical program, are sufficient to show evidence of clinical efficacy for simufilam in Alzheimer’s disease. There is also agreement that the use of separate clinical scales to assess cognition (ADAS-cog1) and function (ADCS-ADL2) are appropriate co-primary endpoints of efficacy. A clinical scale that combines cognition and function, such as iADRS3, is a secondary efficacy endpoint, along with the NPI.

1 ADAS-Cog = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale, a measure of cognition

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

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

The first clinical study protocol under the SPA is titled “A Phase 3, Randomized, Double-Blind, Placebo-Controlled, Parallel-Group, 52-Week Study Evaluating the Safety and Efficacy of One Dose of Simufilam in Subjects with Mild-to-Moderate Alzheimer’s Disease.”

The second clinical study protocol under the SPA is titled “A Phase 3, Randomized, Double-Blind, Placebo-Controlled, Parallel-Group, 76-Week Study Evaluating the Safety and Efficacy of Two Doses of Simufilam in Subjects with Mild-to-Moderate Alzheimer’s Disease.”

Phase 3 Drug Supply

We previously announced we have entered into a drug supply agreement with Evonik Industries AG for simufilam. Under the agreement, Evonik is expected to supply us with large-scale, clinical-grade quantities of simufilam. Evonik is one of the world’s largest contract development and manufacturing organizations for pharmaceutical ingredients. Other vendors supply excipients, the finished dosage form (i.e., simufilam tablets), drug packaging, package labeling and other critical steps in the supply chain for Phase 3 drug supply.

Phase 3 Clinical Program Overview

Our Phase 3 program consists of two large, double-blind, randomized, placebo-controlled studies of simufilam in patients with mild-to-moderate Alzheimer’s disease dementia. Highlights of this clinical program are summarized in Figure 3. In June 2021, we announced the selection of Premier Research International as our CRO to help conduct our Phase 3 clinical program.

Figure 3. Summary of Our Phase 3 Clinical Program

RETHINK-ALZ and REFOCUS-ALZ

In Fall 2021, we announced initiation of our two Phase 3 studies of simufilam, respectively. As of February 28, 2023, a total of over 1,000 patients have been enrolled in our Phase 3 program. The target patient enrollment for the Phase 3 program is over 1,750 patients. We anticipate the completion of patient enrollment for both of our Phase 3 studies by yearend 2023. Patients continue to be screened in clinical trial sites in the U.S., Canada, Puerto Rico, Australia, and South Korea.

The first Phase 3 study, called RETHINK-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg in enhancing cognition and slowing cognitive and functional decline over 52 weeks. Secondary objectives include the assessment of simufilam’s effect on neuropsychiatric symptoms and caregiver burden. This randomized, double-blind, placebo-controlled study plans to enroll approximately 750 patients with mild-to-moderate Alzheimer’s disease.

Details of the RETHINK-ALZ Phase 3 study include:

➢Approximately 750 patients with mild-to-moderate Alzheimer’s disease to be enrolled.

➢Patients to be randomized (1:1) to simufilam 100 mg or placebo twice daily.

➢Patients to be treated for 12 months.

➢The co-primary efficacy endpoints are ADAS-Cog121, a cognitive scale, and ADCS-ADL2, a functional scale; both are standard clinical tools in trials of Alzheimer’s disease.

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

Details of the REFOCUS-ALZ Phase 3 study include:

➢Approximately 1,000 patients with mild-to-moderate Alzheimer’s disease to be enrolled.

➢Patients to be randomized (1:1:1) to simufilam 100 mg, 50 mg, or placebo BID.

➢Patients to be treated for 76 weeks.

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

Phase 3 Entry Criteria Includes a Plasma Assay for Phosphorylated Tau (p-Tau)

We believe plasma levels of pTau proteins can provide independent confirmation of Alzheimer’s neuropathology. RETHINK-ALZ and REFOCUS-ALZ studies use a ‘research use only’, non-safety related exploratory P-tau181 plasma assay to qualify mild-to-moderate Alzheimer’s patients. At the 15th International Conference on Clinical Trials on Alzheimer’s Disease (CTAD) 2022, a poster presentation indicated a 30 ng/L cut-point showed 100% sensitivity and 88% specificity for Alzheimer’s diagnostic in 22 autopsy-confirmed samples5. The plasma assay we use does not rely on age, APOE-gene status or complex algorithms to provide a result.

Open-label Extension Study for the Phase 3 Program

In October 2022, we announced the initiation of an open-label extension study for our Phase 3 program. This study is designed to provide no-cost access to simufilam for one year to Alzheimer’s patients who have successfully completed a Phase 3 study of simufilam.

The open-label extension study is expected to generate long-term safety and tolerability data for (oral) simufilam 100 mg twice daily over 52 weeks. There is no obligation for a patient or a physician to participate in the open-label extension study. Each clinical investigational site and each patient chooses whether to participate in this open-label extension study. Patient enrollment for this study began November 2022.

_____________________________

1 ADAS-Cog = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale, a measure of cognition

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3 iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

4 Neuropsychiatric Inventory (NPI)

5 Source: pTau181 Plasma Biomarker Performance as an Inclusion Criterion in the RETHINK-ALZ and REFOCUS-ALZ trials in mild-to-moderate Alzheimer’s disease, Mammel et al., CTAD 2022

SavaDx

Our investigational product candidate, called SavaDx, is early-stage program focused on detecting the presence of Alzheimer’s disease from a small sample of blood. For business, technical and personnel reasons, we continue to prioritize the development of simufilam, our novel drug candidate, over SavaDx, our novel diagnostic candidate. SavaDx is a research-use only, non-safety related exploratory biomarker.

The regulatory pathway for SavaDx may eventually include formal analytical validation studies and clinical studies that support evidence of sensitivity, specificity and other variables in various healthy and diseased patient populations. We have not conducted such studies and do not expect to conduct such studies in 2023.

SavaDx is currently designed as an antibody-based detection system for altered filamin A (FLNA). Working with third parties, we are evaluating the exploratory use of mass spectrometry to detect FLNA, i.e., without the use of antibodies.

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

Our scientific approach is to treat neurodegeneration by targeting an altered form of a scaffold protein called FLNA. Through years of basic research, we and our academic collaborators identified FLNA as a structurally altered protein that enables both a neurodegeneration and a neuroinflammation pathway in the Alzheimer’s brain. We have shown that the altered form of FLNA is pervasive in the Alzheimer’s brain and undetectable in healthy control brains.

Using scientific insight and lab techniques, we believe we have elucidated this protein dysfunction. Through this work, we have produced experimental evidence that altered FLNA plays a critical role in Alzheimer’s disease. We engineered a family of high-affinity, small molecules to target this structurally altered protein and restore its normal shape and function. This family of small molecules, including our lead therapeutic candidate, simufilam, was designed in-house and characterized by our academic collaborators.

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

Given the biopharmaceutical industry’s challenging track record in Alzheimer’s research, we believe there is an urgent need to consider innovative approaches to combat this disease. We believe our scientific approach may broaden the range of possible treatment approaches for this complex disease.

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

For over 100 years, scientists have ascribed various neurodegenerative diseases to proteins that misfold and are rendered pathological. In Alzheimer’s disease, certain proteins, such as amyloid and tau, lose their normal shape and function. Such misfolded proteins can break down or aggregate in clumps and form plaque or tangles in the brain. Destruction of neuronal synapses, accelerated nerve cell death, and dysfunction of the brain support cells, are all widely believed to be direct consequences of misfolded proteins.

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

One drug, multiple effects

Simufilam binds to altered FLNA with very high (femtomolar) affinity. This drug effect restores the normal shape of FLNA and the normal function of key brain receptors, including: the alpha-7 nicotinic acetylcholine receptor; the N-methyl-D-aspartate (NMDA) receptor; and the insulin receptor. These receptors have pivotal roles in brain cell survival, cognition and memory.

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

By restoring function to multiple receptors and exerting powerful anti-inflammatory effects, we believe our approach has potential to slow the progression of neurodegeneration in patients. Thus, we have designed simufilam to slow, or potentially even reverse the deterioration of brain cells.

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

Currently marketed drug therapies for Alzheimer’s disease have limited therapeutic effect

We believe the FDA has not approved any new drugs for the treatment of Alzheimer’s disease since 2003 except as follows:

In June 2021, aducanumab (marketed as Aduhelm®) received marketing approval from FDA for the treatment of Alzheimer’s disease using the accelerated approval pathway “based on the drug’s effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit to patients, with a required post-approval trial to verify that the drug provides the expected clinical benefit.” Aducanumab is delivered via monthly infusion. It is a proprietary drug of Biogen, Inc., a biopharmaceutical company. According to Biogen, the drug’s launch price was about $56,000 per patient per year in the U.S. In December 2021, Biogen reduced the price to about $28,200 per year. In May 2022, Biogen announced it was significantly scaling down infrastructure to produce Aduhelm in response to limited insurance coverage.

In January 2023, lecanemab (marketed as Leqembi®) received marketing approval from FDA for the treatment of Alzheimer’s disease using the accelerated approval pathway “based on the drug’s effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit to patients”. Lecanemab is delivered via bi-weekly infusion. It is a proprietary drug of Eisai R&D Management Co., Ltd. and Biogen, Inc. According to Eisai, the drug’s launch price as of January 2023 is about $26,500 per patient per year in the U.S.

All FDA-approved anti-amyloid antibodies for Alzheimer’s disease currently lack Medicare coverage. In the United States, Medicare coverage is limited to drugs that are deemed to be “reasonable and necessary” for the treatment of disease, as determined by the Centers for Medicare & Medicaid Services (CMS), a federal agency. As of February 2023, the CMS has declined to provide Medicare coverage for FDA approved monoclonal antibodies directed against amyloid for the treatment of Alzheimer’s disease.

Currently marketed drugs, called cholinesterase inhibitors, focus solely on treating symptoms, mostly in patients with mild-to-moderate Alzheimer's disease. The Alzheimer’s brain has low levels of a neurotransmitter called acetylcholine. Cholinesterase inhibitors prevent an enzyme in the brain, called acetylcholinesterase, from breaking down acetylcholine. Currently marketed cholinesterase inhibitors include donepezil (marketed by Eisai Co., Ltd. and Pfizer, Inc. as Aricept®), rivastigmine (marketed by Novartis AG as Exelon®) and galantamine (marketed by Janssen Pharmaceuticals, Inc. as Razadyne®). Cholinesterase inhibitors may benefit some patients for several months, after which the targeted brain receptors are desensitized, and drug efficacy is lost. Another approved medication for Alzheimer’s disease is memantine, a non-competitive antagonist of NMDA receptors (marketed by Lundbeck as Namenda®).

Simufilam is our Proprietary Drug Candidate for the Treatment of Alzheimer’s Disease.

We have generated and published experimental evidence of improved brain health by restoring altered FLNA with simufilam, our lead therapeutic product candidate. Simufilam is a proprietary small molecule (oral) drug that represents an entirely new scientific approach to treat neurodegeneration. Published studies have demonstrated that simufilam targets an altered form of a protein called FLNA that is pervasive in the Alzheimer’s brain. Altered FLNA causes neuronal dysfunction, neuronal degeneration and neuroinflammation. We believe our lead drug candidate, simufilam, improves brain health by reverting altered FLNA back to its native, healthy conformation, thus countering downstream toxic effects of altered FLNA. Importantly, simufilam is not dependent on clearing amyloid from the brain. From time-to-time, our scientific research includes the use of exploratory biomarkers, typically labelled ‘research-use only’. These are understood to mean investigational diagnostic products that are in the research phase of development and have not been proven to be effective or linked to a specific indication by the FDA.

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

Phase 2a Clinical Study

In 2019, we completed a first-in-patient, clinical proof-of-concept study of simufilam in the U.S. Our Phase 2a was an open-label, multi-center, safety and pharmacokinetic study of simufilam. Thirteen (13) patients with mild-to-moderate Alzheimer’s disease, age 50-85, received 100 mg oral simufilam twice daily for 28 days. A diagnosis of Alzheimer’s disease was confirmed with Mini-Mental State Examination (MMSE) ≥ 16 and ≤ 24 and a cerebrospinal fluid (CSF) T-tau/Aβ42 ratio ≥ 0.30. Safety was assessed by ECGs, clinical labs, adverse event monitoring and physical examinations. CSF was drawn from patients before dosing started and again after 28 continuous days of dosing with simufilam. CSF samples were then analyzed for exploratory biomarkers of Alzheimer’s pathology (T-tau, P-tau, Aβ42); neurodegeneration (NfL, neurogranin); and neuroinflammation (YKL-40, IL-6, IL-1β and TNFα). All CSF biomarkers were ‘research use only’, non-safety related exploratory biomarkers. A consulting biostatistician conducted an independent analysis of the data set.

A key objective of our Phase 2a study was to measure levels of exploratory CSF biomarkers in the brain. Key results of this study include (Figure 4):

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

•Proinflammatory Interleukin 6 (IL-6) decreased 14% (p<0.0001)

•Proinflammatory Interleukin 1 beta (IL-1β) decreased 11% (p<0.0001)

•Proinflammatory Tumor Necrosis Factor alpha (TNFα) decreased 5% (p<0.001)

•The ratio of CSF P-tau to Aβ42, a widely accepted biochemical value of Alzheimer’s disease, improved in all patients (p<0.001)

Figure 4: Simufilam Treatment Reduces Levels of Exploratory CSF Biomarkers in Patients with Alzheimer’s in a Phase 2a Study.

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

•Evidence that simufilam reduced levels of amyloid bound to alpha 7 nicotinic receptors in lymphocytes; and

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

The Phase 2b clinical study was designed to evaluate safety, tolerability and drug effects of simufilam on exploratory biomarkers of Alzheimer’s disease. The primary endpoint was improvement in biomarkers of Alzheimer’s disease from baseline to Day 28. CSF was drawn from patients before dosing started and again after 28 continuous days of dosing with simufilam. CSF samples were then analyzed for biomarkers of Alzheimer’s pathology (T-tau, P-tau, Aβ42); neurodegeneration (NfL, neurogranin); and neuroinflammation (YKL-40, IL-6, sTREM2, HMGB1) and BBB integrity (IgG, albumin). All CSF biomarkers were ‘research use only’, non-safety related exploratory biomarkers. A consulting biostatistician conducted an independent analysis of the data set.

In May 2020, we announced that an outside lab with whom we had no prior work experience conducted a bioanalysis of CSF samples from our Phase 2b study. The data set from this initial bioanalysis showed unnaturally high variability and other problems. Overall, we believe data from the initial bioanalysis can be interpreted as anomalous and highly improbable. With its validity in question, we believe the initial bioanalysis serves no useful purpose. Backup CSF samples were subsequently sent to City University of New York for bioanalysis. All bioanalyses were conducted under blinded conditions to eliminate any possibility of bias.

In September 2020, we reported final positive Phase 2b clinical study results. Simufilam was safe and well-tolerated in this study. Simufilam significantly (P<0.05) improved an entire panel of biomarkers of disease in patients with Alzheimer’s disease compared to a placebo group. In addition, Alzheimer’s patients treated with simufilam showed directional improvements in validated tests of episodic memory and spatial working memory, versus patients on placebo. Cognitive improvements correlated most strongly (R=0.5) with decreases in levels of P-tau181 in CSF. The study achieved a 98% response rate, defined as the proportion of study participants taking simufilam who showed improvements in biomarkers. Importantly, we believe these data are consistent with prior clinical and preclinical results, the drug’s mechanism of action and over 10 years of basic research.

To our knowledge, no drug candidate has demonstrated the ability to reduce an entire panel of biomarkers of disease in patients with Alzheimer’s disease. For this reason, clinical data generated in our Phase 2a and Phase 2b studies may not be directly comparable to results generated by our competitors.

Key exploratory biomarker results include the following (all p-values versus placebo) (Figure 5):

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

Figure 5. Simufilam Improved Levels of Exploratory CSF Biomarkers in Patients with Alzheimer’s in a Phase 2b Study.

% Change Baseline to Day 28 -55% -45% -35% -25% -15% -5% 5% 15% 25% A42 T-tau P-tau181 Nurogranin NfL YKL-40 IL-6 sTREM2 HMGB1 Albumin IgG Placebo 50 mg 100 mg +p < 0.05 p < 0.01, # p < 0.001, p < 0.0001 vs. placebo

Figure 6. Study Response Rate, Defined as the Proportion of Study Participants Taking Simufilam Who Showed Improvements in Biomarkers.

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

Only directional trends were observed in memory improvements, due to limitations around study size (N=64). The final data analysis shown in Figure 7 excludes three patients who we subsequently learned showed no detectable level of simufilam in plasma and two patients who missed 25% or more of their doses by pill counts. In addition, outlier subjects with the most and fewest errors (by baseline score cutoffs) were removed from the final analysis of episodic memory (Figure 7):

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

Figure 7. Episodic Memory and Spatial Working Memory Improvements

Change in Errors Baseline to Day 28 -6.0 -5.0 -4.0 -3.0 -2.0 -1.0 0.0 Placebo -1.5 50 mg -5.7 100 mg -4.5 37% Effect Size 2% Effect Size -3.5 -3.0 -2.5 -2.0 -1.5 -1.0 -0.5 0.0 Placebo -0.41 50 mg -1.65 100 mg -3.33

SavaDx

Our investigational diagnostic product candidate, called SavaDx, is an early-stage program focused on detecting the presence of Alzheimer’s disease from a small sample of blood. For business, technical and personnel reasons, we continue to prioritize the development of simufilam, our novel drug candidate, over SavaDx, our novel diagnostic candidate. SavaDx is currently a ‘research use only’, non-safety related exploratory biomarker.

The regulatory pathway for SavaDx may eventually include formal analytical validation studies and clinical studies that support evidence of sensitivity, specificity and other variables in various healthy and diseased patient populations. We have not conducted such studies and do not expect to conduct such studies in 2023.

SavaDx is currently designed as an antibody-based detection system for altered filamin A (FLNA). Working with third parties, we are evaluating the use of mass spectrometry to detect FLNA, i.e., without the use of antibodies.

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

Currently, the most definitive method to diagnose Alzheimer’s disease is through autopsy after death, which is not particularly helpful. Methods to detect Alzheimer’s disease during its course can be expensive, invasive, subjective, risky and/or uncomfortable. Importantly, because of the expense and invasiveness of current tests, most people are not tested until they show obvious cognitive decline.

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

It is widely accepted that in Alzheimer’s disease, pathological changes in the brain occur at least 10-15 years before clinical symptoms appear. These “pre-symptomatic” changes include deposits of certain misfolded or impaired proteins in the brain. Our long-term goal with SavaDx is to identify people with Alzheimer’s disease, potentially long before clinical symptoms occur. Early detection may be critical for any intervention to cease – or at least slow down – brain damage before it is too late. Importantly, a non-invasive screen for latent Alzheimer’s disease prior to overt symptoms could be conducted as a general health screen, not just in patients at risk by family history or in patients already showing cognitive impairment. Once a disease-modifying treatment is found, early detection is likely to be critically important. Early detection and treatment may also be critical in identifying such a disease-modifying treatment, as many believe one reason for clinical study failures in Alzheimer’s disease is that treatment has routinely started too late in the course of disease to make any impact.

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

We have conducted four early validation tests using SavaDx. In three blinded studies of test samples, SavaDx detected more than a 10-fold separation between Alzheimer’s patients and normal healthy control subjects (N=232 test samples). In these three proof-of-concept studies, SavaDx demonstrated nearly 100% accuracy and specificity. The three studies deployed a research grade antibody manufactured by an outside vendor.

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

In July 2021, we announced positive clinical data with SavaDx when used to measure plasma levels of altered filamin A before and after simufilam treatment in patients with Alzheimer’s disease. In a Phase 2b randomized, controlled trial sponsored by the National Institutes of Health (NIH), simufilam significantly reduced a plasma marker of altered filamin A in Alzheimer’s patients treated for 28 days. Plasma levels of p-tau181 also dropped significantly in these same patients.

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

We currently have no issued patents in the United States with respect to SavaDx.

Expansion of our science to other indications.

It is well known that protein misfolds occur in a wide variety of biological processes and diseases. We may leverage our scientific insights in neurodegeneration and neuroinflammation and advanced tools in molecular biology, biochemistry, and imaging to expand our science to other diseases. New indications and new drug development approaches may complement our initial focus on Alzheimer’s disease.

Preclinical programs are always visionary, sometimes innovative and often of high biomedical potential. However, by definition, such programs are exploratory and risky. Moreover, most preclinical programs fail for scientific or other reasons, regardless of the amount of effort or resources that are brought to bear upon such programs. For these reasons, in general we do not intend to disclose our preclinical programs until such time as they become material to our pipeline of product candidates.

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

Simufilam was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date. SavaDx is being developed in-house with outside collaborators. We own exclusive, worldwide rights to drug and diagnostic assets and related technologies, without royalty obligations to any third party. Our patent protection with respect to simufilam and use of simufilam for Alzheimer’s disease and other neurodegenerative diseases currently runs through 2039 and includes seven issued U.S. patents. In addition, we have patent protection with respect to simufilam for use in treating certain cancers that runs through 2034. Our patent estate further includes patents and patent applications for related compounds and treatments. Corresponding foreign filings have been made for each of the U.S. filings.

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

Our Chief Medical Officer, James Kupiec, MD, has two prior FDA drug approvals and previously served at Pfizer, Inc. as VP, Global Clinical Leader for Parkinson’s Disease and Clinical Head of the Neuroscience Research Unit. Dr. Kupiec also held leadership roles at Sanofi and Ciba-Geigy Pharmaceuticals and before that was a practicing neurologist.

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

•using our expertise and experience to continue to focus on discovering new indications and product candidates, validated by experimental evidence and leading experts in the field; and

•continuing to outsource preclinical studies, clinical studies and formulation development activities in order to allow more efficient deployment of our resources

We also conduct basic research and development in collaboration with academic and other partners. Our research and development expenses were $68.0 million, $24.8 million and $3.1 million for the year ended December 31, 2022, 2021 and 2020, respectively. These amounts are net of significant reimbursement received from NIH. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our research and development activities.

Competition

The drug discovery and development industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize, such as simufilam or SavaDx, may compete with existing therapies and new therapies that may become available in the future.

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

Regardless of scientific approach, improvement in both cognition and health function remains a key criterion for a new drug in Alzheimer’s disease to receive full, unconditional marketing approval from the FDA, a hurdle which, to date, no drug candidate has met with clear and compelling clinical data in nearly two decades.

Our competitors may have significantly greater financial resources, an established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing-approved products. These competitors compete with us in recruiting and retaining qualified scientific and technical personnel, establishing clinical study sites and patient registration for clinical studies, as well as in acquiring or developing technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of simufilam, and any other product candidates that we develop to address neurodegenerative disorders, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition, patient and physician acceptance and the availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop.

Our competitors also may obtain FDA approval for their products more rapidly than we may obtain approval for ours. For example, in June 2021, the FDA approved aducanumab (human monoclonal antibody; Biogen, Inc.) for the treatment of Alzheimer’s disease using an accelerated approval pathway. Aducanumab’s safety and efficacy profile is complex and subject to debate. Since its approval in 2021, aducanumab has had modest clinical utilization due to its high cost, lack of widespread reimbursement and other reasons. In January 2023, the FDA approved lecanumab (humanized version of a mouse monoclonal antibody; Eisai Co., Ltd) for the treatment of Alzheimer’s disease using an accelerated approval pathway. Both drugs are delivered by infusion.

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

Manufacturing

Simufilam must be manufactured for clinical trial use in compliance with cGMP regulations. These regulations are extensive, stringent and complex, and may include requirements regarding the organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. Our manufacturing vendors must have facilities to make simufilam in strict compliance with cGMP requirements and FDA or comparable foreign regulatory authority’s satisfaction. Our third-party vendors may also be subject to periodic inspections of their respective facilities for general cGMP compliance by the FDA and other foreign authorities. These inspections may include review of procedures and operations used in the testing and manufacture of simufilam to assess compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Any of these actions or events could have a material impact on the availability of simufilam. Our suppliers may be forced to stop producing, storing, shipping or testing simufilam if they fall out of compliance with government regulations and standards.

We do not own or lease any manufacturing facilities. We outsource formulation, manufacturing and related activities to third parties. For the foreseeable future, we will continue to rely on third parties to conduct certain quality control and assurance testing, shipping or storage of our product candidates.

We currently rely on one non-affiliated contract development and manufacturing organization (CDMO) to manufacture simufilam and expect to continue to do so.

We believe our manufacturing strategy will continue to ensure sufficient drug supply for a Phase 3 program, including both drug substance (i.e., active ingredient) and drug product (i.e., oral tablets). In March 2021, we entered into an agreement with Evonik Corporation to supply large-scale, clinical-grade quantities of drug substance for simufilam. The goal is to ensure the integrity of the drug supply chain on a worldwide basis, in compliance with FDA standards. We believe raw materials for our drug product are readily available from reliable sources.

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

We have limited or no control over our suppliers’ compliance, or lack thereof, with the multitude of regulations and standards that affect our drug products. We cannot control decisions by our suppliers that affect their ability or willingness to continue to supply us on acceptable terms, or at all.

Government Regulation

Our operations are subject to various levels of governmental controls and regulations in the United States and in other countries where we operate, including Canada, South Korea and Australia. We attempt to comply with all legal requirements in the conduct of our operations and employ business practices that we consider to be prudent under the circumstances in which we operate. Government authorities in the U.S. (federal, state and local), Canada, South Korea, Australia and other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and diagnostic products. Generally, before a new drug or diagnostic can be marketed, considerable data demonstrating its quality, safety and efficacy and/or specificity must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by each regulatory authority.

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

A sponsor who wishes to conduct a clinical study outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical study under an IND. If a foreign clinical study is not conducted under an IND, the sponsor may submit data from the clinical study to FDA in support of an NDA. The FDA may accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with cGCP requirements and FDA is able to validate the data through an onsite inspection if deemed necessary. We currently have clinical sites outside of the U.S. in Canada, Puerto Rico, South Korea and Australia.

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

•Phase 3 clinical studies generally involve enrolling many patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These studies may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to FDA’s fiscal year 2023 fee schedule, effective through September 30, 2023, the user fee for an application requiring clinical data, such as an NDA, is approximately $3.2 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accept the NDA for filing. The FDA must decide whether to accept an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by FDA under PDUFA, FDA has 10 months, from the filing date, in which to complete its initial review of a new molecular-entity NDA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

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

Commercialization Plan

Our product candidates have not received marketing approval from the FDA, and we do not expect to have any approved product candidates in the near term. We currently have no company experience in marketing drugs and have no personnel, capabilities or infrastructure in sales, marketing, third-party payor programs or commercial product distribution. When and if any of our product candidates are approved for commercialization, we will need to develop a commercialization infrastructure for any such product in the U.S. and potentially in certain other key markets. As a matter of strategy, we may also rely on partnerships or collaborations with larger biopharmaceutical companies to provide commercialization infrastructure, such as sales and marketing and commercial distribution.

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

In addition to the FDA, manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the U.S., including the Centers for Medicare and Medicaid Services, other divisions of the Department of Health and Human Services, the Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, the Affordable Care Act (ACA) and state and local governments.

For example, in the United States, sales, marketing and scientific and educational programs must also comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: changes to our manufacturing arrangements; additions or modifications to product labeling, if and when approved; the recall or discontinuation of our products; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

Our base pay program aims to compensate management and staff members relative to the value of the contributions of their role, which takes into account the skills, knowledge and abilities required to perform each position, as well as the experience brought to the job. We also provide cash incentive programs to reward our management team and staff members in alignment with achievement of Company-wide goals that are designed to drive aspects of our strategic priorities that support and advance our strategy across our Company. Our management team and staff members are eligible for the grant of equity awards under our long-term incentive program that are designed to align their long-term interests with that of our stockholders.

Our benefit programs are also generally broad-based, promote health and overall well-being and emphasize saving for retirement. All management team and regular staff members are eligible to participate in the same core health and welfare and retirement savings plans. Other employee benefits may include medical plans, dental plans, vacation and sick-pay plans, flexible spending accounts, life and accident insurance and short and long-term disability benefits.

Our Compensation Committee provides oversight of our executive compensation plans, policies and programs.

As of December 31, 2022, we had 26 full-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We also engage numerous consultants to perform services on retainer, per diem or an hourly basis.

Lawsuit Against Perpetrators of “Short and Distort” Campaign

On November 3, 2022, we announced that we had filed a lawsuit in federal court against certain individuals who executed a “short and distort” campaign against Cassava Sciences. The 150+ page complaint alleges that the defendants’ disinformation campaign caused a precipitous decline in Cassava Sciences’ stock price, a multi-billion dollar decline in its market capitalization, and delayed the Company’s work in developing a treatment for Alzheimer’s disease. The complaint identifies over 1,000 false and defamatory statements made by the defendants in submissions to the U.S. Food and Drug Administration as well as “reports” and presentations that defendants published online or on social media. The matter is pending in federal district court for the Southern District of New York.

Publication Corrections

An erratum or corrigendum is a correction of a published text, generally a human, production or author's error, that was not caught in proofing. Such errors generally do not impact data conclusions. We note the following corrections in our published works.

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

In 2012, we published in the Journal of Neuroscience an article titled, “Reducing Amyloid-Related Alzheimer's Disease Pathogenesis by a Small Molecule Targeting Filamin A” (JNeurosci 2012;32:9773-9784). Publication correction: A duplicated panel appears in Figure 8B of the article. This error does not impact data conclusions and the publisher printed a correction.

Corporate Information

We were incorporated as a Delaware corporation in May 1998 under the name Pain Therapeutics, Inc. In March 2019, we changed our company name to Cassava Sciences, Inc. Our principal offices are located at 6801 N. Capital of Texas Highway, Building 1; Suite 300, Austin, TX, 78731. Our telephone number is 512-501-2444. Our website address is www.CassavaSciences.com. Information contained on our website is not a part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.

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

•We cannot give any assurance that we will file for regulatory approval for any of our product candidates, or that if we file for approval, our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

•There can be no assurance that results of smaller Phase 1 and Phase 2 clinical trials or open-label study with simufilam will be reproduced in our large Phase 3 studies that are required to demonstrate safety and efficacy in order to potentially receive regulatory approval.

•Clinical results observed in our open-label study with simufilam are not regulatory evidence of drug safety or efficacy.

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

•If we are ultimately unable to file for and obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

•Our ability to market and promote our product candidates will be determined and limited by FDA-approved labeling.

•Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

•If we fail to comply or stay in compliance with the complex set of federal, state, local and foreign laws and regulations that apply to our business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

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

•Our ability to continue to operate without any significant disruptions will, in part, depend on our ability to source materials and clinical supplies via our product supply chains.

•Our reliance on third parties for both the supply and manufacture of materials for our product candidates carries the risk that we will not have sufficient quality or quantities of such materials or product candidates, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

•We expect to significantly grow the size and capabilities of our organization and we may experience difficulties in effectively managing this growth.

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

•Social media platforms have significantly altered the dynamics of corporate communications and present risks and challenges, some of which are, and may continue to be unknown to us.

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

Since inception, we have not succeeded in getting regulatory approval for our product candidates and we may never do so. In recent years, we have invested a significant portion of our efforts and financial resources in the development of simufilam and, to a much lesser extent, SavaDx, for the treatment and detection of Alzheimer’s disease, respectively. Our future success is substantially dependent on our ability to successfully complete clinical development and obtain regulatory approval for simufilam, which may never occur. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to simufilam and, to a much lesser extent, SavaDx. This will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in one or more national jurisdictions and obtaining commercial-scale manufacturing supply. Substantial investment and significant efforts will be required before we can generate any revenues from any commercial sales of our product candidates. We cannot be certain that we will be able to successfully complete any of these activities.

We have a limited operating history in our business targeting Alzheimer’s disease and no history of product approvals for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company with a limited operating history in our business targeting Alzheimer’s disease. Since we commenced operations in 1998, we have had no product candidates approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have not completed a pivotal Phase 3 clinical study in Alzheimer’s disease, obtained marketing approval for any product candidates, or conducted sales and marketing activities necessary for successful product commercialization. Our long operating history as a company without product revenue makes any assessment of our future success and viability subject to significant uncertainty.

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

•a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be safe or effective or otherwise does not meet applicable regulatory criteria;

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

Results of our Phase 1, Phase 2 and open-label safety studies with simufilam are not predictive of the results of Phase 3 clinical trials. Simufilam may fail to show the desired safety and efficacy in Phase 3 clinical trials despite having progressed successfully through preclinical studies and initial clinical trials. Many biopharmaceutical companies have suffered significant setbacks in Phase 3 clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, conclusions based on data from analyses of Phase 1 and Phase 2 clinical studies and open-label results may not be reproduced when implemented in large, well-controlled, randomized clinical trials. Even if our clinical trials for simufilam are completed as planned, we cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval.

Clinical results observed in our open-label study with simufilam is not regulatory evidence of drug safety or efficacy.

Data results from our open-label safety study do not constitute, and should not be interpreted as, regulatory evidence of safety or efficacy for simufilam in Alzheimer’s disease. Rigorous evidence for drug safety and efficacy is derived from one or more large, randomized, placebo-controlled studies. The open-label design and size of this study may introduce clinical or statistical bias or may generate results that may not fully distinguish between drug effects and random variation. Different methods of statistical analysis on clinical data from the same study may lead to objectively different numerical results. These and other statistical and clinical features of our open-label study add complexity or limitations to the scope of data interpretation.

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

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned, enroll patients as planned or be completed on schedule, if at all. Moreover, even after our studies begin, safety or other issues may arise that could suspend or terminate such clinical studies. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical studies include:

•inability to generate sufficient or necessary preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical studies or to support the filing of a New Drug Application for simufilam;

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

•a negative finding from an inspection of our CRO, clinical study operations or study sites; or

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

A clinical hold is an order issued by FDA or other regulatory agency to suspend an ongoing clinical trial, typically due to newly identified deficiencies with our studies or our drug candidate. For example, we are aware that in 2022, FDA placed clinical holds on drug candidates for Alzheimer’s disease from two competitors, Cortexzyme Inc. and Denali Therapeutics Inc. The grounds for imposition of a clinical hold are complex, variable and somewhat arbitrary. If FDA imposes a clinical hold on us, no new patients may be enrolled and study patients already in a study may be taken off our drug candidate unless treatment is specifically permitted by FDA in the interest of patient safety. If we are issued a clinical hold, FDA will expect us to address the cited deficiencies and submit a detailed, written response. A clinical hold may require us to spend significant resources over many months to address the root causes of FDA’s concerns. We may not find and successfully address such root causes, which could adversely affect our business. Our response may not be adequate to lift such clinical hold, or we may disagree with FDA’s assessments of deficiencies. If we are on clinical hold for 1 year or longer, the FDA may consider our

IND for simufilam to fall into Inactive Status, which may result in termination of the clinical program for simufilam. To the extent we are not successful in lifting an FDA clinical hold, our results of operations and business will be materially adversely affected.

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

From time to time, we may publish “top-line” or preliminary data from our clinical trials. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Such data from clinical trials may materially change as more study data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary top-line data should be viewed with caution until the final data is available. Differences between preliminary or top-line data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Furthermore, other parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

We are conducting Phase 3 clinical trials for our lead product candidates outside the United States, and the FDA and applicable foreign regulatory authorities may not accept ex-U.S. data from such trials.

We are enrolling patients into our Phase 3 clinical trials in part outside of the U.S. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or applicable foreign regulatory authority may be subject to certain conditions or restrictions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA may not approve the application on the basis of foreign data unless (i) the data are generally applicable to the U.S. population and medical practices, and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. There can be no assurance that the FDA or any applicable foreign regulatory authority will accept data from patients enrolled in our Phase 3 program outside of the U.S. If the FDA or any applicable foreign regulatory authority does not accept such data, it may result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our lead product candidate not receiving approval or clearance for commercialization in the U.S. or elsewhere.

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

The majority of Phase 3 studies in Alzheimer’s disease have failed.

Despite billions of dollars invested by NIH and the biopharmaceutical industry in research programs to develop novel therapeutics for Alzheimer’s disease, the FDA has not approved any new drugs for Alzheimer’s disease since 2003, except, however, that in June 2021, aducanumab (Biogen, Inc) and in January 2023 lecanumab (Eisai Pharmaceuticals) both received approval from FDA for the treatment of Alzheimer’s disease using the accelerated approval pathway. Since 2003, many new types and classes of drugs have been developed and tested in Alzheimer’s disease, including monoclonal antibodies, gamma secretase modulators and inhibitors, β-site amyloid precursor protein cleaving enzyme (BACE) inhibitors, receptor for advanced glycation end-products (RAGE) inhibitors, nicotinic partial agonists and allosteric modulators, serotonin subtype receptor (5HT6) antagonists, and others. Virtually all of these scientific programs have failed in Phase 3 testing, or earlier testing.

We may not be successful in our efforts to expand our technology or product candidates in other indications.

Our drug development strategy is to clinically test and seek regulatory approval for our product candidates in Alzheimer’s disease dementia, our primary indication. We may expand our research efforts outside of this primary indication and into other areas of clinical medicine based on genetic, biological or mechanistic overlap with the primary indication. Conducting clinical studies for additional indications for our product candidates will require substantial technical, financial and human resources and is prone to the inherent risks of failure in drug development. We cannot provide any assurance that we will be successful in our effort to expand our technology or our product candidates in additional indications, even if we obtain approval for our product candidate in Alzheimer’s disease.

If we fail to successfully identify and develop additional product candidates, our commercial opportunity will be limited to Alzheimer’s disease or other neurodegenerations.

Identifying, developing, obtaining regulatory approval for, and commercializing additional product candidates requires substantial expertise and funding and is prone to the risks of failure inherent in drug development. We cannot provide any assurance that we will be able to successfully identify or acquire additional product candidates, advance any additional product candidates through the development process, or assemble sufficient resources to identify, acquire, or develop additional product candidates. If we are unable to successfully identify, acquire, develop, and commercialize additional product candidates, our commercial opportunity may be limited.

Early indications of safety and tolerability from our small clinical studies with simufilam may not predict the results of later studies.

Results of our small, “first-in-human” Phase 1 study was designed to assess the initial safety characteristics of simufilam in healthy human volunteers and this study was not designed to, and did not, evaluate safety, tolerability and efficacy of simufilam in patients. Additional large, well-controlled, multi-dose studies will be required to evaluate the safety, tolerability and efficacy of simufilam to treat patients with any indication, including Alzheimer’s disease. There can be no assurance that such future studies will demonstrate the safety, tolerability or efficacy of simufilam.

Our Phase 2 clinical studies with simufilam were designed to assess the safety characteristics of simufilam in patients. Our Phase 2 program was not designed to, and did not, evaluate large-scale or long-term safety, tolerability and efficacy of simufilam in patients. Additional large, well-controlled, multi-dose studies will be required to evaluate the safety, tolerability and efficacy of simufilam to treat patients with any indication, including Alzheimer’s disease. There can be no assurance that such future studies will demonstrate the safety, tolerability or efficacy of simufilam. The failure of simufilam to show safety, tolerability or efficacy in any future clinical studies would significantly harm our business.

We have never obtained FDA approval for a diagnostic test and we may not be able to secure such approval in a timely manner or at all.

We are developing an investigational blood-based diagnostic test for Alzheimer’s disease, called SavaDx, which will require FDA approval prior to commercialization. Our diagnostic product candidate, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by FDA pursuant to the FDCA, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDCA, a diagnostic must receive FDA clearance or approval before it can be commercially marketed in the U.S. The process of obtaining marketing approval or clearance from FDA or by comparable agencies in foreign countries for new products could:

•take a significant period of time;

•require the expenditure of substantial resources;

•involve rigorous preclinical testing, as well as increased post-market surveillance;

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

To date, most of our tests with SavaDx relied on the use of commercially available antibodies, which are complex molecules that can recognize and bind to an intended protein. Commercially available antibodies present certain technical flaws, such as improper validation, significant batch-to-batch variations or inconsistent storage, any of which can jeopardize our studies and experiments. Because antibody underperformance can be a significant drain on time and resources, we have attempted to develop and validate our own, fit-for-purpose antibody for use with SavaDx. The complexity of developing our own antibody gives rise to many technical issues that are challenging to solve, and we cannot be certain that we will be able to successfully complete any of these activities, in which case our program may be harmed. We are also evaluating an alternative approach to detect Alzheimer’s disease that does not involve antibodies. The complexity of such an alternative approach also gives rise to many technical issues that are challenging to solve. We cannot be certain that we will be able to successfully complete the development of a detection system for Alzheimer’s disease that does or does not involve antibodies.

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

Clinical research data is often analyzed with statistical probability (p-value) to address the question of whether a clinical observation is related to a treatment effect, a random effect or something else. This, in turn, requires a clinical study to incorporate a sufficiently large sample patient population to infer the appropriate statistical analysis. By design, our Phase 2 clinical studies with simufilam generally do not include a sufficiently large patient population to generate statistical probability on measures of cognition or other health functions. This feature may make it difficult for investors to properly interpret whether clinical observations in those Phase 2 studies with simufilam are important or meaningful. Conversely, our clinical studies may generate statistically significant data (i.e., p<0.05) on exploratory biomarkers, or other endpoints, that have unknown or no clinical importance. In general, the distinction between statistically significant data and clinically meaningful data is a complex area of research that continues to evolve and may be subject to differences of opinion among scientists, clinicians, biostatisticians and other professionals, as well as among government regulators.

In our open-label study, we observed apparent differences in treatment effects by stage of disease. These observations may or may not replicate in any of our subsequent clinical studies.

Alzheimer’s dementia is a progressive, degenerate disease. Severity of disease is typically assessed by stage of disease progression, a continuum that ranges from, approximately, mild cognitive impairment (MCI), to early stage, to mild, to moderate and finally to severe disease. Over time, cognition progressively worsens in the mild-to-moderate stages of Alzheimer’s as the disease takes its toll. However, we do not have a clear understanding of how our drug candidate simufilam impacts patients by stage of disease, if at all. For example, in our open-label study, we observed apparent differences in treatment effects by stage of disease. These observations may or may not replicate in any of our subsequent clinical studies.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical studies, and results of early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. The results of clinical studies in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen, and other clinical study protocols and the rate of dropout among clinical study participants. Open-label extension studies may also extend the timing and cost of a clinical study substantially. Product candidates in later stages of clinical studies may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical studies. Many companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier studies. This is particularly true in neurodegenerative diseases, including Alzheimer’s disease, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical studies are never approved by regulatory authorities for commercialization.

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

If our drug candidate causes or contributes to a death or a serious injury before or after approval, we will be subject to medical reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Our drug candidate in Alzheimer’s disease is aimed at elderly patients with dementia, some of whom may be frail due to advanced age or underlying health issues. Under FDA medical reporting regulations, we are required to report to the FDA information that our drug candidate has or may have caused or contributed to a death or serious injury. Any such serious adverse event involving our drug could result in future FDA action, such as an inspection, enforcement action or warning, or in more serious cases, a complete shutdown of our clinical program. In the context of our ongoing clinical trials, we report adverse events to the FDA in accordance with applicable national and local regulations. Any corrective action, whether voluntary or involuntary, and either pre- or post-market, needed to address any serious adverse events will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

The market opportunities for simufilam and SavaDx, if approved, may be smaller than we anticipate.

If our clinical development programs succeed, we expect to seek regulatory approval of simufilam and SavaDx for patients with Alzheimer’s disease. Our projections of the number of patients with Alzheimer’s disease is based on our beliefs and estimates. These estimates have been derived from a variety of outside sources, including scientific literature, patient foundations and market research, and may prove to be incorrect. The actual number of patients may turn out to be lower than expected. Additionally, the potential patient population for our current programs or future product candidates may be limited. Even if we obtain regulatory approval and capture significant market share for any product candidate, the potential target populations may be smaller than anticipated, and we may never achieve profitability without obtaining marketing approval for additional indications.

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

In addition to Biogen, Eisai and Eli Lilly, several large pharmaceutical and biotechnology companies are currently pursuing the development of products for the treatment of neurodegenerative diseases, including Alzheimer’s disease. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals, and marketing approved products than we do.

Our commercial opportunity could be reduced or eliminated if other competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of neurodegenerative disease indications, which could give such products significant advantages over any of our product candidates. Competitors other than Biogen may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

We are, and may in the future be, subject to various investigations and legal proceedings.

In recent years, there has been a trend of increasing government investigations, legal proceedings and law enforcement activities against companies and executives operating in our industry, including those arising from whistleblower programs operated by the SEC and DOJ and the qui tam provisions of the False Claims Act. For instance, we are currently managing inquiries from U.S. government agencies, as well as civil claims under federal and state laws, relating to and/or arising out of research and development of our product candidates, including grant applications, securities disclosures and other aspects of our business. New claims or inquiries may arise in the future.

In response to government document requests and other claims asserted against us, we established a comprehensive document retention policy that strictly governs how we handle, store and protect our documents and data. Failure to comply with our document retention policy would expose us to risk of enforcement actions and penalties under applicable laws.

For additional information regarding legal proceedings, see "Item 8. Financial Information—8.A. Consolidated Statements and Other Financial Information—Legal Proceedings".

Legal proceedings are inherently unpredictable, and large judgments or penalties sometimes occur. As a consequence, we may in the future incur judgments or penalties that could involve large cash payments, including the potential repayment of amounts allegedly obtained improperly and other penalties, including enhanced damages. In addition, such proceedings may affect our reputation, create a risk of potential exclusion from government reimbursement or grant programs and may lead to additional civil litigation. As a result, having taken into account all relevant factors, we may in the future enter into settlements of such claims without bringing them to final legal adjudication by courts or other such bodies, despite having potentially significant defenses against them, in order to limit the risks they pose to our business and reputation. Such settlements may require us to pay significant sums of money and to enter into corporate integrity or similar agreements intended to regulate company behavior for a period of years, which can be costly to operate under.

Any such judgments or settlements, and any accruals that we may take with respect to potential judgments or settlements, could have a material adverse impact on our business, financial condition or results of operations, as well as on our reputation.

While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. Even meritless claims could subject us to adverse publicity, hinder us from securing insurance coverage in the future or require us to incur significant legal costs. As a result, significant claims or legal proceedings to which we are a party could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

If we are ultimately unable to file for and obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

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

If we fail to comply or stay in compliance with the complex set of federal, state, local and foreign laws and regulations that apply to our business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

We are obligated to comply with the laws of all countries and jurisdictions in which we operate. These laws cover an extremely wide and growing range of activities. Such legal requirements can vary from country to country, and new requirements may be imposed on us from time to time as government and public expectations regarding acceptable corporate behavior change, and enforcement authorities modify interpretations of legal and regulatory provisions and change enforcement priorities. In addition, we rely on numerous associates, independent contractors, consultants, commercial partners and vendors who may put our business and our operations at risk of material impairment if they engage, or are alleged to engage, in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, in violation of such laws and public expectations.

The laws and regulations that govern our operations include, among others:

•The Clinical Laboratory Improvement Amendments (CLIA) of 1988, which are United States federal regulatory standards that apply to all clinical laboratory testing performed on humans in the United States, requires that laboratories obtain certification from the federal government, and state licensure laws;

•FDA laws and regulations , including those relating to off-label marketing;

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

•the federal False Claims Act (FCA), which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government and which, under its qui tam provisions, allows private litigants (called “relators”) to file claims under seal on behalf of the government and to receive a percentage of recoveries obtained as a result;

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

•the Foreign Corrupt Practices Act (FCPA) and other worldwide anti-bribery laws, including those that prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business, and laws that prohibit commercial bribery;

•import, export control and economic sanctions laws and regulations in the U.S. and elsewhere;

•Federal securities laws, including provisions of the Exchange Act and Dodd-Frank Act under which whistleblowers that report alleged violations of wrong doing can obtain up to 30% of related recoveries;

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

We may be subject to legal liability associated with clinical trials.

Our business requires us to engage in the conduct of clinical studies in human volunteers and in patients in the United States and abroad. There are circumstances under which a participant in one of our clinical trials could impose liability on us. For example, a clinical investigator who is a participant in one of our studies may intentionally or unintentionally deviate from a clinical protocol and cause harm to a clinical trial participant, or a clinical trial participant may seek to compel us to continue to supply drug to them after the completion of a study but prior to FDA approval.

Claims may be brought against us for negligence, breach of contract, harm, injury or death, or other legal theories based on the nature of a study. Clinical trial liability is a complex and somewhat unsettled area of law and may vary by state and by country where we conduct clinical studies. Furthermore, claims may be brought against us by a clinical investigator, a clinical trial participant, or another party associated with a clinical study, long after the completion of a clinical study. Defense of such actions is a fact-intensive process that could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

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

We are and will be required to maintain product liability insurance pursuant to certain of our development and commercialization agreements. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could adversely affect our results of operations, business, and reputation. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our current or future arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

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

A federal court ruling may mandate significant new disclosure requirements for clinical data dating back over a decade which may lead to costly or burdensome disclosures.

A federal court ruling may require all clinical study sponsors to report a decade’s worth of previously exempted clinical study data to the federal government for publication on ClinicalTrials.gov. In 2020, the U.S. District Court for the Southern District of New York invalidated a prior interpretation of NIH regulations that had exempted many clinical studies conducted between 2007 and 2017 from reporting requirements mandated by the Food and Drug Administration Amendments Act. If this court ruling takes effect without appeal, or if it is upheld on appeal, it could require us to submit an onerous amount of old clinical data to the federal government. In many cases, we were the responsible party for generating such clinical data, but such prior data may be difficult or not feasible for us to access as a result of our strategic shift away from analgesic drug development in 2019. We may no longer have control over, or access to, prior clinical data that we may legally be required to report to NIH in the future. Furthermore, it is unclear whether such new disclosure requirements apply to inactive, failed or abandoned drug development programs. As a result of these uncertainties, the government’s ruling may leave us in a conflicted position or out of compliance with new disclosure requirements. We currently do not and cannot understand or anticipate the full impact and potential implications of this court ruling on our business.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain sufficient patent protection for any product candidates, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad relating to our core programs and product candidates, as well as other technologies that are important to our business. Given that our product candidates are in early or clinical stages of development, our intellectual property portfolio with respect to certain aspects of our product candidates is also at an early stage. For example, we have filed or intend to file patent applications on aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have filed only provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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

The legal system for intellectual property around diagnostic methods is highly complex, remains uncertain and continues to evolve. In the U.S., patent courts have struggled to define a clear means of patent eligibility for modern age diagnostics. Case law interpretations from the U.S. Supreme Court have left certain important scientific advances in the area of diagnostics without effective patent claims. In 2012, the Supreme Court held that a simple process involving correlations between blood test results and patient health is not eligible for patent claims because such processes incorporate “laws of nature”. Since then, different outcomes from different courts, including Federal Circuit, district court and Patent Trial and Appeal Board decisions, have continued to create a sometimes vague or conflicting legal framework for determining the eligibility of patent claims for diagnostic methods. As a result, we cannot be certain how SavaDx fits into the current U.S. legal framework for obtaining effective patent protection. We currently have no U.S. patents or patent applications with respect to SavaDx, and we believe it may be protected in the United States only by trade secrets, know-how and other proprietary rights technology. Furthermore, claims for diagnostic methods can be complicated to enforce. For patent infringement to occur with a protected diagnostic, the patented method must generally either be performed by one person in its entirety or performed by multiple parties all under the control or direction of a single party. Accordingly, even if effective patent claims are issued for SavaDx, it may be impractical, impossible or even undesirable to enforce potential infringement claims.

Issued patents covering our product candidates and other technologies could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.

If we initiated legal proceedings against a third party to enforce a patent covering our product candidates or other technologies, the defendant could counterclaim that the asserted patent is invalid or unenforceable. In patent litigation in the U.S. and in other jurisdictions, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our patents before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and growth prospects.

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

Our ability to continue to operate without any significant disruptions will in part depend on our ability to source materials and clinical supplies via our product supply chains.

The widespread outbreak of COVID-19 in recent years generally did not significantly impact our ability to source materials and clinical supplies to date. However, we are broadly aware of some general supply chain disruptions in certain markets due primarily to the restriction of employee movements and, in North America, due to labor shortages, supply chain disruptions, an unexpected rise in inflation and transportation constraints. In addition, uncertainty regarding the emergence of new mutations or variants of the COVID virus, the likelihood of a resurgence of positive cases, the speed at which treatments and vaccines are administered or mandated and governmental actions in response to the pandemic could result in an unforeseen disruption to our operations. In addition, our ability to conduct clinical trials require the use of a host of critical ancillary supplies. Clinical ancillary supplies are general consumable or disposable products, such as sample collection tubes, latex gloves, instruments and other products routinely used in a medical or clinical research setting. We rely on independent vendors globally to supply us or our clinical collaborators with ancillary supplies. Any disruptions, gaps or shortages in the global supply chain for ancillary supplies could increase the cost or complexity of our supply chain management and delay the completion of our Phase 3 clinical program.

We cannot reasonably predict disruptions, gaps or shortages across our product supply-chains. With prolonged disruptions, there exists the possibility of a material adverse impact on our business, clinical operations, future prospects, cash flows, and financial position. Should we be unable to obtain key materials and clinical supplies on a timely basis, it could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Our current dependence on single source suppliers for our drug substance and drug product could materially adversely affect our ability to manufacture our product candidates and materially increase our costs.

We rely on single source suppliers for materials that are critical to the manufacturing of simufilam, our lead product candidate. This reliance subjects us to risks related to our potential inability to obtain an adequate supply of required materials. Our operating results could be materially adversely affected if we were unable to obtain adequate supplies of simufilam in a timely manner or if their cost increased significantly due to inflation or other factors.

Further, it would likely result in production and delivery delays if we needed to find alternative suppliers for simufilam, which could lead to delays in our clinical trials and have a material adverse effect on our business, results of operations and financial condition.

Changes in funding for the FDA and other government agencies, or changes in FDA’s Guidance for Industry, could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent our product candidates from being developed or commercialized in a timely manner, which could negatively impact our business.

We rely on the FDA to assist us with the development our product candidates. The ability of the FDA to review and approve new drug products can be affected by a variety of factors outside of our control, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

FDA Guidance for Industry are non-binding policy documents that are issued by FDA from time to time to assist sponsors with the clinical development of drug candidates. Even though such guidance documents do not set legal standards or impose binding requirements they are nonetheless broadly followed by sponsors, including us. In addition, sponsors who adhere in good faith with earlier guidance documents have no assurance against enforcement actions if the guidance documents are later replaced with conflicting guidance. We have relied heavily on current FDA guidance to advance simufilam through the drug development process. Any future changes to existing FDA Guidance for Industry for Alzheimer’s disease may have a material adverse effect on our business, may add significant time, cost or complexity to our drug development program for simufilam, or could cause us to cease or delay development of some or all our product candidates.

Disruptions at the FDA and other agencies may also slow the time necessary for our product candidates to be reviewed and/or potentially approved by necessary government agencies, which would adversely affect our business. For example, in recent history, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the estimated timing of our drug development program may be delayed which would materially increase costs of drug development and harm our operations or business.

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

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or furnish under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple mistake or human error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Failure to comply with laws regarding data privacy could expose us to risk of enforcement actions and penalties under such laws.

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Our ongoing efforts to comply with evolving laws and regulations may be costly and require ongoing modifications to our policies, procedures and systems. Failure to comply with laws regarding data protection by us or our partners or service providers would expose us to risk of enforcement actions and penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its implementing regulations establish privacy and security standards that limit the use and disclosure of personally identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, the categories of third parties with whom a covered company shares personal information, and specific pieces of information collected by a covered company. The CCPA imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA also gives California consumers the right to ask covered companies to delete a consumer’s personal information and it places limitations on a covered company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. Additionally, the California Privacy Rights Act (“CPRA”), which became operational in 2023, significantly modifies the CCPA, including expanding consumers’ rights with respect to certain sensitive personal information, and creates a new state agency vested with authority to implement and enforce the CCPA and CPRA. The Virginia Consumer Data Protection Act (“CDPA”) went into effect on January 1, 2023. The CDPA provides consumers with new rights to access, correct, delete and obtain a copy of the personal information a covered business holds about them, and to opt out of certain data processing activities.

Because we are developing our lead product candidate for the treatment of Alzheimer’s disease, a condition for which there are no recent examples of new drug molecules that have received full FDA approval, and our trials employ endpoints or methodologies that may be considered subjective, there is a heightened risk that the FDA or other regulatory authorities may not consider our clinical trials, or the endpoints of our clinical trials, as evidence of clinically meaningful results or that our clinical results may be difficult to analyze.

If our product candidates advance to the FDA review process, we will need to identify success criteria and endpoints such that the FDA will be able to determine the clinical efficacy and safety profile of our product candidates. Because we are developing a novel treatment for Alzheimer’s disease, a condition in which there are very few examples of new drug approvals, and our trials employ endpoints or methodologies that may be considered subjective, there is heightened risk that the FDA or other regulatory bodies may not consider our clinical trials, or the endpoints of our clinical trials, as evidence of clinically meaningful results to patients. In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a threshold of statistical significance (i.e., p-value <0.05). Even if we believe the data collected from clinical trials of our lead product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

If data from one or both of our Phase 3 trials do not adequately demonstrate the safety or efficacy of our lead product candidate, the regulatory approval for such product candidate could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be denied.

We are evaluating two doses (50 mg and 100 mg) of simufilam in on-going Phase 3 trials. If data from one dose in our Phase 3 trials does not adequately demonstrate safety or efficacy, the regulatory approval for the other dose could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approval could be denied.

We expect to significantly grow the size and capabilities of our organization and we may experience difficulties in effectively managing this growth.

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

In August 2021, we made an all-cash purchase of an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. Title to this property is held by Austin Innovation Park, LLC, a Texas limited liability company wholly owned by Cassava Sciences. The purchase required a substantial upfront cash investment and may require further commitments of our resources in the future. We have assumed or entered into lessor commitments with independent third parties for portions of our office complex and will continue to do so in the future. Commercial property ownership and related leasing activity are subject to many factors that pose substantial financial risks and uncertainties, including tenant default or non-payment of lease obligations by tenants. Macro-economic or other factors outside of our control could have an adverse effect on the demand for leased office space in our locale or may cause a decline in the market value of our corporate headquarters. If we fail to lease unoccupied office space at favorable rates, or if we incur excessive expenses in this effort or incur excessive leasehold improvements or property ownership expenses, our business, operations, future prospects, cash flows, and financial position may be adversely affected. In addition, our property is located in a semi-rural, wooded area of Austin, Texas that is subject to natural disasters such as extreme weather conditions, including but not limited to floods, tornadoes, wildfires, winter storms, lighting, heat waves and drought. Such natural disasters could damage, destroy or impair the value of our property or reduce the number of tenants who are willing or able to continue to lease office space in our property. We may incur substantial expenses as a result of our property’s exposure to natural disasters, which could have a material adverse effect on our business and prospects.

New SEC guidance, or pending or proposed guidance, around climate change and environmental, social and governance (ESG) matters could result in material costs, complexities and changes to our development programs and business operations, or may negatively affect our reputation, or may impact our ability to attract investors who seek sustainable investing.

Social issues such as climate change and ESG continue to receive significant attention from the general public, the SEC and institutional investors. For example, in March 2022, the SEC proposed climate change disclosure rules that may require us to broadly disclose extensive climate-related information in our SEC filings, including but not limited to the material effects of climate transition risks over the short, medium and long-term and their impact on our upstream and downstream operations; climate-related metrics in our financial statements; litigation risks related to climate change; sustainability reports; greenhouse gas emissions that included an attestation report from an independent source, etc. We do not currently know how disclosures related to environmental or ESG matters can be appropriately tailored to a company of our size and our scope of operations, if at all. We do not currently know how to identify, measure or integrate climate change risk factors into our business operations, or how to align those risk factors with proposed SEC reporting mandates. There can be no assurance that we will be successful in our efforts to comply with any pending or proposed guidance and disclosures mandates related to climate change and ESG matters. Failure to comply with such guidance and disclosures may adversely affect our business and operations, which could result in financial, legal, business, or reputational harm to us, or may impact our ability to attract institutional investors for whom sustainable investing is a key investment criterion.

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

In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems, as well as extensive cloud-based applications and data storage. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information. Despite the implementation of security measures, our internal computer systems and those of our current or future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. If a breakdown, cyberattack, or other information security breach were to occur and cause interruptions in our operations, it could result in a misappropriation of confidential information, including our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss of clinical study data from completed, ongoing, or future clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical studies, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, financial, or proprietary information, including data related to our personnel, we could incur liability or risk disclosure of confidential, financial, or proprietary information, and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us.

Our reliance on third parties requires us to share our proprietary information, which increases the possibility that a competitor will discover this information or that our proprietary information will be misappropriated or inadvertently disclosed.

Our reliance on third-party vendors requires us to disclose our proprietary information to these parties, which could increase the risk that a competitor will discover this information or that our proprietary information will be misappropriated or disclosed without our intent to do so. If any of these events were to occur, then our ability to obtain patent protection or other intellectual property rights could be irrevocably jeopardized, and costly, distracting litigation could ensue. Furthermore, if these third-party vendors cease to continue operations and we are not able to quickly find a replacement provider or we lose information or items associated with our products or product candidates, our development programs may be delayed. Although we carefully manage our relationships with our third-party collaborators and CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, clinical operations, financial condition and prospects.

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

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, disease epidemics or pandemics, such as COVID-19 and other natural or man-made disasters or business interruptions, for which we are partly or entirely uninsured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Social media platforms have significantly altered the dynamics of corporate communications and present risks and challenges, some of which are, and may continue to be unknown to us.

As social media continues to expand, it also presents us with new challenges. The inappropriate or unauthorized use of our confidential information on media platforms could cause brand damage or information leakage, which would cause legal or regulatory issues for us. In addition, negative, inappropriate or inaccurate posts or comments about us or our product candidates on social media internet sites could quickly and irreversible damage our reputation, image and goodwill. Further, the accidental or intentional disclosure of non-public sensitive information by our workforce or others through media channels could lead to information loss or could lead to legal or regulatory issues for us. In addition, there is a risk of a fraudulent third-party hijacking our information technology systems without our knowledge to access our confidential documents or to use our company name, logo or brand without authorization. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm and costs to our business.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided equity option grants that vest over time and/or a cash bonus plan. The value to employees of these equity grants that vest over time or cash bonus plans may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

We may need to cease our operations if we are unable to attract and retain key personnel.

We are engaged in developing early-stage technologies and will continue to do so for the foreseeable future. Unlike larger organizations, we rely on a very small number of highly skilled, and highly sought after, employees to continue the advancement of our development stage technologies. The knowledge and skills contributed by our key employees may be irreplaceable and the loss of a key employee may cause substantial negative financial, operational and scientific consequences for our business. As an example, any research grant awards from NIH depend in part on the continued participation of certain key employees, known as a Principal Investigator. The loss of a Principal Investigator may result in the loss of one or more of any research grant awards from NIH, which would have significant adverse effects on our ability to continue to conduct, conclude or fund our research programs in Alzheimer’s disease. Likewise, the intellectual property that is intended to protect our development stage technologies is still evolving and its evolution remains highly dependent on a small number of employees with specific expertise. The loss of a key employee may jeopardize our existing or pending intellectual property or may prevent us from accessing the technical information and knowledge necessary to extend our portfolio of intellectual property. Furthermore, we believe the adverse effects that may result from losing a key employee’s participation cannot be compensated with any specific insurance policies, such as “key person” or “business life” insurance. If we are not successful in retaining key employees, our business and financial condition will suffer, and we may need to cease our operations.

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

War, terrorism, geopolitical uncertainties and other business interruptions could cause damage to, disrupt or cancel the conduct of our clinical studies on a global or regional basis, which could have a material adverse effect on our business, clinical sites or vendors with which we do business. Such events could also decrease patient demand to enroll in our clinical studies or make it difficult or impossible for us to deliver products and services to our clinical investigational sites. In addition, territorial invasions can lead to cybersecurity attacks on technology companies, such as ours, located far outside of the conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in Russia or the Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas may escalate and result in broad economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials outside the U.S. or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties.

Risks Related to Financial Condition and Capital Requirements

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including a net loss of $76.2 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $283.6 million.

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

We expect to continue to incur significant expenses and higher operating losses for the foreseeable future. We anticipate our expenses will remain substantial as we:

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

•meet the requirements and demands of being a public company; and

•defend against litigation, claims or other uncertainties that may arise from allegations made against us or our collaborators.

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

Our operations have required substantial amounts of cash since inception, and we expect our expenses to remain substantial for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities, research grants and payments received from prior third-party collaborations. Developing our product candidates and conducting clinical studies for the treatment of neurodegenerative diseases, including Alzheimer’s disease, will require substantial amounts of capital. We will also require a significant amount of capital to commercialize any approved products.

As of December 31, 2022, we had cash and cash equivalents of $201 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operations for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Global credit and financial market conditions and inflation could negatively impact the value of our portfolio of cash equivalents and our ability to meet our financing objectives.

Our cash and cash equivalents are generally maintained in highly liquid investments with original maturities of 90 days or less at the time of purchase. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2022, no assurance can be given that deterioration in conditions of the global credit and financial markets, including inflationary pressure, would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

Our operations are subject to the effects of rising inflation.

The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 6.50% for the 12 months ended December 31, 2022, after rising over 7.0% in 2021. If the inflation rate continues to increase, for example due to increases in the costs of labor and supplies, it may affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Additionally, the U.S. is experiencing an acute workforce shortage, which in turn has created a very competitive wage environment that may increase our operating costs. To the extent inflation results in further interest rate increases and has other adverse effects on the market, inflation may adversely affect our consolidated financial condition and results of operations or business prospects.

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

For example, the closing price of our common stock has fluctuated from a low of $16.33 to a high of $51.06 over the 12 months preceding the filing date of this Annual Report on Form 10-K. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As a public company, we are subject to reporting and other obligations under the Exchange Act including the requirements of Section 404(a) of the Sarbanes-Oxley Act (“SOX”), which require annual management assessments of the effectiveness of our internal control over financial reporting. Section 404(b) of SOX also requires our independent auditors to attest to, and report on, the effectiveness of our internal control over financial reporting.

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

As of December 31, 2022, we had aggregate federal net operating loss carryforwards of approximately $133.4 million, which begin to expire in 2029. Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a rolling three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards. Any such limitation, whether as the result of past offerings, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, nor do we plan to do so due to the significant costs and complexities associated with such study.

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

We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in prior offerings, and investors purchasing our shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock or securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in prior offerings. You may also be diluted upon the exercise of outstanding stock options as of December 31, 2022 to purchase 2,529,448 shares of our common stock at a weighted average price of $12.13 per share, and the future issuance of up to 4,070,688 compensatory equity awards authorized under our 2018 Omnibus Incentive Plan and up to 58,017 shares we may sell under our Employee Stock Purchase Plan.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. Such estimates and judgments include development expenses, valuation of stock-based awards and income tax. We base our estimates on historical experience, facts and circumstances known to us and on various other assumptions that we believe to be reasonable under the circumstances. We cannot provide assurances, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. If this is the case, we may be required to restate our consolidated financial statements, which could, in turn, subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our consolidated financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results and cause our stock price to decline, which could in turn subject us to securities class action litigation.

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. This property is intended to accommodate our anticipated growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. The property was over 60% leased at December 31, 2022. We also occupied approximately 25% of the property as of December 31, 2022.

Item 3.     Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA, and may receive inquiries from government authorities relating to matters arising from the ordinary course of business in the future. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us. No information is available to indicate that it is probable that a loss has been incurred or can be reasonably estimated as of the date of the consolidated financial statements and, as such, no accrual for these matters has been recorded within the consolidated financial statements.

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

In February 2022, FDA denied both Citizen Petitions and their supplements. As of January 17, 2023, FDA’s denial letter could be found at: https://www.regulations.gov/document/FDA-2021-P-0930-0228.

Securities Class Actions and Shareholder Derivative Actions

Between August 27, 2021 and October 26, 2021, four putative class action lawsuits were filed alleging violations of the federal securities laws by us and certain named officers. The complaints rely on allegations contained in Citizen Petitions that were submitted to FDA, and allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading. The Citizen Petitions were all subsequently denied by FDA. These actions were filed in the U.S. District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers.

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of our securities between September 14, 2020 and July 26, 2022. Briefing on defendants’ motion to dismiss was completed on January 23, 2023. We believe the claims are without merit and intend to defend against these lawsuits vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

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

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s board of directors. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the 2020 Cash Incentive Bonus Plan in August 2020. The complaints seek unspecified compensatory damages and other relief. On January 6, 2023, the plaintiffs filed an amended complaint. Although the plaintiffs in this derivative case do not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants.

We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on Nasdaq, under the symbol "SAVA."

Holders

As of February 20, 2023, there were approximately 25 registered holders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Sales of Non-Registered Securities

None.

Purchases of Equity Securities by the Issuer

None.

Dividend Policy

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and,

notwithstanding our special non-dividend distributions in December 2012 (of $0.75 per share of common stock totaling $34.0 million) and December 2010 (of $2.00 per share of common stock totaling $85.7 million), we do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on January 1, 2018 and its relative performance is tracked through December 31, 2022. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

Overview

We are a clinical-stage biotechnology company based in Austin, Texas. Our mission is to detect and treat neurodegenerative diseases, such as Alzheimer’s disease. Our novel science is based on stabilizing – but not removing – a critical protein in the brain. Our lead therapeutic drug candidate, simufilam, is being evaluated for the proposed treatment of Alzheimer’s disease dementia in Phase 3 clinical studies.

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

We currently have two biopharmaceutical assets under development:

•our lead therapeutic product candidate, called simufilam, is a novel oral treatment for Alzheimer’s disease dementia; and

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

Our lead product candidate, simufilam, is a proprietary small molecule (oral) drug. Simufilam targets an altered form of FLNA in the Alzheimer’s brain. Published studies have demonstrated that the altered form of FLNA causes neuronal dysfunction, neuronal degeneration and neuroinflammation. We are currently conducting a Phase 3 program with simufilam in patients with mild-to-moderate Alzheimer’s disease dementia. We are currently conducting a Phase 3 program with simufilam in patients with mild-to-moderate Alzheimer’s disease dementia.

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

In Fall 2021, we announced initiation of our two Phase 3 studies of simufilam. As of February 28, 2023, a total of over 1,000 patients have been enrolled in the Phase 3 program. Patients are now being screened in clinical trial sites in the U.S., Canada, Puerto Rico, Australia, and South Korea.

The first Phase 3 study, called RETHINK-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg in enhancing cognition and slowing cognitive and functional decline over 52 weeks. Secondary objectives include the assessment of simufilam's effect on neuropsychiatric symptoms and caregiver burden. This randomized, double-blind, placebo-controlled study plans to enroll approximately 750 patients with mild-to-moderate Alzheimer’s.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $283.6 million at December 31, 2022. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical studies as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical studies for our product candidates and our need for clinical supplies.

We believe that our cash and cash equivalents at December 31, 2022, will enable us to fund our operating expenses for at least the next 12 months. In addition, we may seek in the future to fund our operations through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or reach profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects, and we may have to significantly delay, scale back or discontinue the development and commercialization of simufilam, our lead drug candidate, or delay our efforts to expand our product pipeline.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase in the future as we:

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

•incur costs related to legal proceedings and claims, including U.S. government inquiries; and

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

Components of Operating Results

Operating Expenses

Research and Development Expenses

We focus substantially all our research and development efforts on research and development in the areas of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years ended December 31,
	2022	2021	2020

Compensation	$7,262	$5,935	$1,575
Contractor fees and supplies	59,767	17,970	980
Other common costs	1,003	908	498
	$68,032	$24,813	$3,053

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for clinical studies and preclinical studies and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities. During the years ended December 31, 2022, 2021 and 2020, we received $0.9 million, $3.9 million and $4.2 million in research grants from the NIH, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

Estimating the dates of completion of clinical development, and the costs to complete development, of our product candidates would be highly speculative, subjective and potentially misleading. Pharmaceutical products take a significant amount of time to research, develop and commercialize. The clinical study portion of the development of a new drug alone usually spans several years. We expect our research and development expenses to increase in 2023 and beyond as we seek to advance our product candidates through the clinical development process and, potentially to seek regulatory approval of simufilam. We expect to reassess our future research and development plans based on our review of data we receive from our current research and development activities. The cost and pace of our future research and development activities are linked and subject to change.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and we believe that the accounting policies discussed below involve the greatest degree of complexity and exercise of significant judgments and estimates by our management. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on our results of operations and, accordingly, we believe the policies described below are the most critical for understanding and evaluating our financial condition and results of operations.

•Research Contracts,Prepaids and Accruals. We have entered into various research and development contracts with research institutions and other third-party vendors. Related payments are recorded as research and development expenses as incurred. We record prepaids and accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, we analyze progress of the studies including the phase or completion of events, invoices received and contracted costs. Certain judgments and estimates are made in determining the prepaid and accrued balances at the end of any reporting period. Actual results could differ from our estimates. Our historical prepaid and accrual estimates have not been materially different from actual costs.

•Legal and other contingencies. The Company is subject to lawsuits, claims, allegations and investigations regarding simufilam and SavaDx. The Company believes the claims are without merit and intends to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on the results of operations, cash flows, or financial condition for the period in which the ruling occurs, or future periods. Refer to Note 12 to the Consolidated Financial Statements for further information on contingencies.

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

The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in our market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless our market capitalization increases significantly and (1) we complete a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan, to render payment (each, a “Performance Condition”), neither of which may ever occur. Because of the inherent discretion and uncertainty regarding these requirements, we have concluded that a Plan grant date has not occurred as of December 31, 2022. No actual cash payments were authorized or made to participants under the Plan through December 31, 2022.

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

Results of Operations – Comparison of years ended December 31, 2022 and 2021

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•clinical studies,

•preclinical testing,

•clinical supplies and related formulation and design costs, and

•compensation and other personnel-related expenses.

Research and development expenses increased to $68.0 million in 2022 from $24.8 million in 2021, representing a 174% increase. This increase was due primarily to costs related to conducting the ongoing Phase 3 clinical program of simufilam, costs of an on-going cognition maintenance study and open-label study in simufilam, and costs related to the manufacture of clinical trial supplies compared to the prior year. Higher pre-clinical study costs as well as increased personnel costs also contributed to the increase. Grant funding received from NIH, recorded as a reduction in research and development expenses, also decreased compared to the prior year. During the years ended December 30, 2022 and 2021, we received $0.9 million and $3.9 million in research grants from NIH, respectively.

We expect research and development expense to increase in future periods as we manufacture drug supply and continue our Phase 3 clinical program, the Cognition Maintenance Study, an open-label extension study and pre-clinical studies.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. Allocated expenses consist primarily of existing facility costs. We incur insurance, audit, investor relations, SOX compliance and other administrative and professional services expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq. General and administrative expense increased to $12.0 million in 2022 from $8.1 million in 2021. The 49% increase was due primarily to higher legal fees, personnel costs and insurance expenses compared to the prior year. In addition, 2022 expense included over $1,000,000 of depreciation and amortization, compared to $500,000 in 2021, for the two-building office complex in Austin, Texas, purchased in third quarter 2021.

We expect general and administrative expense for 2023 will increase compared to 2022 due primarily to anticipated higher legal and professional fees related to ongoing securities class action and derivative lawsuits, governmental investigations as well as higher operating costs such as compliance costs and depreciation and amortization.

Interest Income

Interest and other income, net, was $2.8 million in 2022 compared to $49,000 in 2021. The increase in interest income was due to increases in interest rates in 2022 compared to the prior year.

We expect interest income to increase in 2023 compared to 2022 due to the increases in interest rates.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $1.0 million during the year ended December 31, 2022 compared to $434,000 during 2021. Other income, net, was higher in 2022 as we acquired the two-building office complex in August 2021.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Comparison of the years ended December 31, 2021 and 2020

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2021 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaborative agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2022, cash and cash equivalents totaled $201 million.

2022 Registered Direct Offering

On November 22, 2022, we completed a common stock offering pursuant to which certain investors purchased 1,666,667 shares of common stock at a price of $30.00 per share. Net proceeds of the offering were approximately $47.3 million after deducting offering expenses.

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

There were no common stock sales under the ATM during the years ended December 31, 2022, 2021 and 2020.

NIH Research Grant Awards

Our research has been supported by NIH under multiple research grant awards. Strong, long-term support from NIH has allowed us to advance our two lead product candidates, simufilam and SavaDx, into clinical development.

In May 2021, we were awarded a new research grant award from NIH of up to $2.7 million to support clinical readiness activities for a Phase 3 program with simufilam. In April 2020, we were awarded a research grant from NIH of up to $2.5 million. In March 2020, we were awarded a supplemental research funding grant from NIH of up to $374,000. These non-dilutive research grants are intended to strengthen our clinical program of simufilam, our investigational drug to treat Alzheimer’s disease. All of our NIH research grant awards are paid out on a reimbursement basis and require milestone-based technical progress. There were no remaining funds for NIH grant awards as of December 31, 2022.

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

No actual cash payments were authorized or made to participants under the Plan as of December 31, 2022, or through the filing date of this Annual Report on Form 10-K.

Use of Cash

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Years ended December 31,
	2022	2021	2020

Net cash used in operating activities	$(77,514)	$(30,196)	$(5,382)
Net cash (used in) provided by investing activities	(2,712)	(22,214)	360
Net cash provided by financing activities	47,804	192,341	75,447
Net (decrease) increase in cash and cash equivalents	$(32,422)	$139,931	$70,425

Net cash used in operating activities was $77.5 million for the year ended December 31, 2022, resulting primarily from the net loss reported of $76.2 million, a decrease in accounts payable of $3.4 million, accrued compensation and benefits of $1.7 million and a decrease in accrued developmental expenses of $0.5 million, partially offset by a decrease in in prepaid and other assets of $1.2 million, and stock-based compensation expense of $2.1 million.

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

Net cash used in investing activities during the year ended December 31, 2022 was $2.7 million related to renovations and fixtures for our corporate headquarters.

Net cash used in investing activities during the year ended December 31, 2021 was $22.2 million related primarily to the purchase of a two-building office complex in Austin, Texas, a portion of which serves as our corporate headquarters.

Net cash provided by financing activities during the year ended December 31, 2022 was $47.8 million, consisting of $47.3 million in proceeds from our registered direct offering of common stock in November 2022 and $0.5 million from the exercise of stock options.

Net cash provided by financing activities during the year ended December 31, 2021 was $192.3 million, consisting of $189.8 million in proceeds from our registered direct offering of common stock in February 2021, $1.8 million from the exercise of stock options and $0.7 million in proceeds from the exercise of common stock warrants.

Use of Cash – Comparison of the years ended December 31, 2021 and 2020

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2021 Annual Report on Form 10-K for a discussion of use of cash for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Realization of our deferred tax assets is dependent on future earnings, if any. We are uncertain about the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance.

Property and Leases

In August 2021, we completed the purchase of an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. This property is intended to accommodate our anticipated growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The purchase price of the property was $22.0 million, including closing costs, funded with cash on hand. The office complex measures approximately 90,000 rentable square feet. The property was over 60% leased at December 31, 2022. We also occupied approximately 25% of the property as of December 31 2022.

We leased approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, Texas expiring in April 2024. We terminated this lease on February 22, 2023 with no continuing obligations.

We have an accumulated deficit of $283.6 million at December 31, 2022. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us.

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

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $201 million as of December 31, 2022, which consisted primarily of U.S. Treasury securities and money market accounts.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cassava Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cassava Sciences, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Prepaid and Accrued Development Expenses Related to CRO Pass Through Costs for Clinical Trials

As explained in Note 2 to the consolidated financial statements, the Company contracts with a contract research organization (CRO) to assist the Company in conducting clinical trials, the costs for which are recorded as research and development expenses as incurred. A portion of these costs are pass through costs, which are costs incurred by third parties contracted by the CRO to perform certain services for clinical trials. These costs are passed through to the Company by the CRO. Depending on the timing of CRO payments, the Company records these costs as either prepaid or accrued development expenses. These prepaid or accrued development expenses are based on management’s determination of pass through costs incurred by the third parties based on the status of the clinical trials. At December 31, 2022, prepaid and accrued development expenses for CRO pass through costs were $2.7 million and $14 thousand, respectively.

Auditing the Company’s prepaid and accrued development expenses related to CRO pass through costs for clinical trials was challenging because the recorded amounts involved management’s validation of the completeness and accuracy of costs incurred for services provided but not yet billed by third parties to the CRO.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process of accounting for prepaid and accrued development expenses related to CRO pass through costs for clinical trials, including management’s review of the progress of clinical trial activity in comparison to budgets and invoices received from the CRO.

To evaluate the adequacy of the Company’s prepaid and accrued development expenses related to CRO pass through costs for clinical trials, our audit procedures included, among others, testing the completeness and accuracy of the underlying data used by management to determine the prepaid and accrued development expenses. To evaluate completeness and accuracy of the data, on a sample basis, we: (i) obtained confirmation directly from the CRO of key clinical trial contract terms and conditions and any amendments thereto, as well as pass through costs incurred to date, (ii) agreed data used in the calculation to the contracts with the CRO, and any amendments thereto, and/or the data obtained from the CRO, (iii) corroborated the progress of clinical trials through inquiry of Company personnel who oversee clinical trials, and (iv) obtained and reviewed subsequent invoices received from the CRO to corroborate the prepaid and accrued development expenses at the end of the reporting period.

Description of the Matter

Loss Contingencies

The Company is subject to lawsuits, claims, allegations, and investigations regarding simufilam and SavaDx. As described in Note 12 to the consolidated financial statements, such allegations and claims could result in adverse consequences. At December 31, 2022, the Company was unable to determine the likelihood of a loss, if any, associated with these lawsuits and investigations and therefore was unable to reasonably estimate a loss or range of loss.

Auditing management’s accounting for, and disclosure of, loss contingencies related to the lawsuits and investigations was challenging because management’s evaluation of the likelihood of loss required judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process of evaluation of the accounting for and disclosure of these matters. This included controls over management’s assessment of the likelihood of incurrence of a loss and whether the loss or range of loss was reasonably estimable, and the development of related disclosures.

Our audit procedures included gaining an understanding of the status of ongoing lawsuits and investigations, reading the meeting minutes of the board of directors and of the committees of the board of directors, reading summaries of the proceedings and related correspondence, requesting letters from internal and external legal counsel, meeting with internal and external legal counsel to discuss developments related to the lawsuits and investigations together with our forensic professionals, and obtaining written representations from the Company on these matters. We also evaluated the Company’s disclosures in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Austin, Texas

February 28, 2023

CASSAVA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$201,015	$233,437
Prepaid expenses and other current assets	10,211	11,045
Total current assets	211,226	244,482
Operating lease right-of-use assets	122	210
Property and equipment, net	22,864	20,616
Intangible assets, net	622	1,075
Other assets	—	399
Total assets	$234,834	$266,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,017	$7,126
Accrued development expense	2,280	2,803
Accrued compensation and benefits	170	1,877
Operating lease liabilities, current	104	97
Other current liabilities	492	631
Total current liabilities	7,063	12,534
Operating lease liabilities, non-current	35	139
Other non-current liabilities	197	194
Total liabilities	7,295	12,867
Commitments and contingencies (Notes 10, 11 and 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 41,735,557 and 40,016,792 shares issued and outstanding at December 31, 2022 and 2021, respectively	42	40
Additional paid-in capital	511,049	461,181
Accumulated deficit	(283,552)	(207,306)
Total stockholders' equity	227,539	253,915
Total liabilities and stockholders' equity	$234,834	$266,782

See accompanying notes to consolidated financial statements.

CASSAVA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2022	2021	2020
Operating expenses:
Research and development, net of grant reimbursement	$68,032	$24,813	$3,053
General and administrative	11,988	8,055	3,739
Gain on sale of property and equipment	—	—	(346)
Total operating expenses	80,020	32,868	6,446
Operating loss	(80,020)	(32,868)	(6,446)
Interest income	2,777	49	112
Other income, net	997	434	—
Net loss	$(76,246)	$(32,385)	$(6,334)
Net loss per share, basic and diluted	$(1.90)	$(0.82)	$(0.24)
Shares used in computing net loss per share, basic and diluted	40,202	39,405	26,105

See accompanying notes to consolidated financial statements.

CASSAVA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

				Accumulated
				other		Total
	Common stock		Additional	comprehensive	Accumulated	stockholders'
	Shares	Par value	paid-in capital	income	deficit	equity
Balance at December 31, 2019	21,841,810	$22	$190,664	$—	$(168,587)	$22,099
Stock-based compensation for:
Stock options for employees	—	—	961	—	—	961
Stock options for non-employees	—	—	27	—	—	27
Issuance of common stock pursuant to exercise of stock options	71,105	—	256	—	—	256
Issuance of common stock pursuant to exercise of warrants	3,950,072	4	4,936	—	—	4,940
Common stock issued in conjunction with follow-on public offering, net of issuance costs	9,375,000	9	70,242	—	—	70,251
Net loss	—	—	—	—	(6,334)	(6,334)
Balance at December 31, 2020	35,237,987	35	267,086	—	(174,921)	$92,200
Stock-based compensation for:
Stock options for employees	—	—	1,706	—	—	1,706
Stock options for non-employees	—	—	53	—	—	53
Issuance of common stock pursuant to exercise of stock options	143,153	—	1,824	—	—	1,824
Issuance of common stock pursuant to exercise of warrants	554,019	1	691	—	—	692
Common stock issued in conjunction with registered direct offering, net of issuance costs	4,081,633	4	189,821	—	—	189,825
Net loss	—	—	—	—	(32,385)	(32,385)
Balance at December 31, 2021	40,016,792	$40	$461,181	$—	$(207,306)	$253,915
Stock-based compensation for:
Stock options for employees	—	—	1,972	—	—	1,972
Stock options for non-employees	—	—	94	—	—	94
Expiration of restricted stock Performance Awards	(57,143)	—	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	109,241	—	475	—	—	475
Common stock issued in conjunction with registered direct offering, net of issuance costs	1,666,667	2	47,327	—	—	47,329
Net loss	—	—	—	—	(76,246)	(76,246)
Balance at December 31, 2022	41,735,557	$42	$511,049	$—	$(283,552)	$227,539

See accompanying notes to consolidated financial statements.

CASSAVA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(76,246)	$(32,385)	$(6,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,066	1,759	988
Depreciation	804	310	22
Amortization of intangible assets	497	224	—
Gain on sale of property and equipment	—	—	(346)
Changes in operating assets and liabilities:
Prepaid and other assets	1,189	(10,956)	(220)
Operating lease right-of-use assets and liabilities	(9)	28	(2)
Accounts payable	(3,449)	6,215	458
Accrued development expense	(523)	2,084	(58)
Accrued compensation and benefits	(1,707)	1,794	25
Other liabilities	(136)	731	85
Net cash used in operating activities	(77,514)	(30,196)	(5,382)
Cash flows from investing activities:
Purchase of property and equipment	(2,712)	(22,214)	—
Proceeds from sale of property and equipment	—	—	360
Net cash (used in) provided by investing activities	(2,712)	(22,214)	360
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	475	1,824	256
Proceeds from issuance of common stock upon exercise of common stock warrants	—	692	4,940
Proceeds from common stock offering, net of issuance costs	47,329	189,825	70,251
Net cash provided by financing activities	47,804	192,341	75,447
Net (decrease) increase in cash and cash equivalents	(32,422)	139,931	70,425
Cash and cash equivalents at beginning of period	233,437	93,506	23,081
Cash and cash equivalents at end of period	$201,015	$233,437	$93,506

Supplemental cash flow information:
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$340	$—	$—

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

Coronavirus Disease 2019 (COVID-19)

The widespread outbreak of COVID-19 has not significantly impacted the Company’s operations or financial condition as of February 28, 2023. However, this pandemic has created a dynamic and uncertain situation in the national economy. The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $283.6 million at December 31, 2022. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

Proceeds from Grants

In 2022, 2021, and 2020, the Company received $0.9 million, $3.9 million and $4.2 million of reimbursement from the National Institutes of Health and National Institute on Drug Abuse, respectively. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at December 31, 2022 and 2021.

Business Segments

The Company reports segment information based on how it internally evaluates the operating performance of its business units, or segments. The Company’s operations are confined to one business segment: the development of novel drugs and diagnostics.

Stock-based Compensation

The Company recognizes non-cash expense for the fair value of all stock options and other share-based awards. The Company uses the Black-Scholes option valuation model (“Black-Scholes”) to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore, are subject to management’s judgment. For all options granted, it recognizes the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally four years.

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

	Years ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(76,246)	$(32,385)	$(6,334)
Denominator:
Shares used in computing net loss per share, basic and diluted	40,202	39,405	26,105
Net loss per share, basic and diluted	$(1.90)	$(0.82)	$(0.24)

Dilutive common stock options excluded from net loss per share, diluted	2,055	2,211	2,145
Common stock warrants excluded from net loss per share, diluted	-	-	554

The Company excluded common stock options and warrants outstanding , along with 57,143 restricted stock awards, from the calculation of net loss per share, diluted, because the effect of including outstanding options and warrants would have been anti-dilutive. The 57,143 restricted stock awards expired during the year ended December 31, 2022.

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

Research Contracts, Prepaids and Accruals

The Company has entered into various research and development contracts with research institutions and other third-party vendors. These agreements are generally cancelable. Related payments are recorded as research and development expenses as incurred. The Company records prepaids and accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the prepaid and accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical prepaid and accrual estimates have not been materially different from actual costs.

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

Property and equipment

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Owned buildings and related improvements have estimated useful lives of 39 years and approximately 10 years, respectively. Tenant improvements related to leased space are amortized using the straight-line method over the useful lives of the improvements or the remaining term of the corresponding leases, whichever is shorter. The remaining term of the corresponding leases is approximately 1.4 years.

Property and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment are considered to be impaired, an impairment loss is recognized.

Intangible assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements, which approximates 1.3 years at December 31, 2022.

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

3. Prepaid and Other Current Assets

Prepaid and other current assets at December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$874	$662
Contract research organization and other deposits	9,177	10,330
Other	160	53
Total prepaid expenses and other current assets	$10,211	$11,045

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

4. Real Property Acquisition

On August 4, 2021, the Company completed the all-cash purchase of a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. This property is intended to accommodate the Company’s anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are being outsourced to professional real-estate managers. The purchase price of the property was $22.0 million, including transaction costs. The office complex measures approximately 90,000 rentable square feet. At December 31, 2022, the property was over 60% leased. The Company also occupied approximately 25% of the property as of December 31, 2022. The seller was a third party not affiliated with the Company.

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

The Company records the net income from building operations and leases as other income, net, as leasing is not core to the Company’s operations. Building depreciation and amortization for space not occupied by the Company is included in general and administrative expense. Building depreciation and amortization for space occupied by the Company is allocated between general and administrative expense and research and development expense. Components of other income, net, for the periods presented were as follows (in thousands):

	Years ended December 31,
	2022	2021	2020

Lease revenue	$2,459	$911	$—
Property operating expenses	(1,462)	(477)	—
Other income, net	$997	$434	$—

The Company had accrued property taxes related to the building totaling $433,000 and $450,000 at December 31, 2022 and 2021, respectively, included in other current liabilities.

5. Property and Equipment

The components of property and equipment, net, as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	470	470
Tenant improvements	3,016	567
Furniture and equipment	851	178
Construction in progress	13	83
Gross property and equipment	$24,064	$21,012
Accumulated depreciation	(1,200)	(396)
Property and equipment, net	$22,864	$20,616

Depreciation expense for property and equipment was $804,000, $310,000 and $22,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

There were no sales of property and equipment during the years ended December 31, 2022 and 2021.

During the year ended December 31, 2020, the Company sold surplus manufacturing equipment to an independent third party and received proceeds totaling $360,000. The original cost of the property and equipment was $892,000 and accumulated depreciation was $878,000, resulting a gain on sale of property and equipment of $346,000 during the year ended December 31, 2020.

6. Intangible assets

The components of intangible assets, net, as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	290	246
Gross intangible assets	$1,343	$1,299
Accumulated amortization	(721)	(224)
Intangible assets, net	$622	$1,075

Amortization expense for intangible assets was $497,000 and $224,000 for the years ended December 31, 2022 and 2021, respectively. There was no amortization expense for the year ended December 31, 2020.

Amortization expense for finite-lived intangible assets is expected to be as follows (in thousands):

For the year ending December 31,
2023	451
2024	167
2025	4
Total amortization	$622

7. Stockholders' Equity and Stock-Based Compensation

Preferred Stock

The Company’s Board of Directors (the “Board”) has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges, restrictions and the number of shares constituting any series or the designation of the series.

2022 Registered Direct Offering

On November 22, 2022, the Company completed a common stock offering pursuant to which certain investors purchased 1,666,667 shares of common stock at a price of $30.00 per share. Net proceeds of the offering were approximately $47.3 million after deducting offering expenses.

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

There were no common stock sales under the ATM during the years ended December 31, 2022, 2021 and 2020.

2008 Equity Incentive Plan

Under the Company’s 2008 Equity Incentive Plan, or 2008 Equity Plan, its employees, directors and consultants received share-based awards, including grants of stock options and performance awards. The 2008 Equity Plan expired in December 2017. Share-based awards generally expire ten years from the date of grant.

2018 Equity Incentive Plan

The Company’s Board or a designated Committee of the Board is responsible for administration of the Company’s 2018 Omnibus Incentive Plan (the 2018 Plan) and determines the terms and conditions of each option granted, consistent with the terms of the 2018 Plan. The Company’s employees, directors, and consultants are eligible to receive awards under the 2018 Plan, including grants of stock options and performance awards. Share-based awards generally expire ten years from the date of grant. The 2018 Plan, as amended on May 5, 2022, provides for issuance of up to 5,000,000 shares of common stock, par value $0.001 per share, subject to adjustment as provided in the 2018 Plan.

When stock options or performance awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. The Company may then use its cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Stock Options

The following summarizes information about stock option activity during 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value in Millions

Outstanding as of December 31, 2021	2,663,727	$11.56		$
Options granted	104,000	36.50
Options exercised	(203,640)	15.56
Options forfeited/canceled	(34,639)	20.59
Outstanding as of December 31, 2022	2,529,448	12.13	3.94		$49.6
Vested and expected to vest at December 31, 2022	2,529,448	12.13	3.94		$49.6
Exercisable at December 31, 2022	2,270,464	$10.02	3.43		$46.9

Of the stock options exercised during the year ended December 31, 2022, 94,399 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received.

The following summarizes information about stock options at December 31, 2022 by a range of exercise prices:

		Options outstanding			Options exercisable
			Weighted
			average	Weighted		Weighted
		Number of	remaining	average	Number of	average
Range of exercise prices		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$0.95	$1.88	585,833	5.6	$1.51	505,833	$1.46
$3.24	$3.24	550,000	3.0	$3.24	550,000	$3.24
$4.09	$12.04	536,951	4.1	$7.09	512,888	$7.07
$12.39	$35.00	655,874	1.6	$20.82	653,290	$20.79
$36.40	$77.00	200,790	8.8	$52.64	48,453	$62.61
		2,529,448	3.9	$12.13	2,270,464	$10.02

The Company uses Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of the Company’s common stock. Factors utilized in Black-Scholes to value each stock option granted, and the weighted average fair value of options granted during the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Volatility	151% to 154%	147% to 151%	123% to 139%
Risk-free interest rates	1.98% to 3.69%	1.12% to 1.42%	0.46% to 0.78%
Expected life of option	7.0 years	7.0 years	7 years
Dividend yield	zero	zero	zero
Forfeiture rate	zero	zero	zero
Weighted average fair value of stock options granted	$35.16	$65.83	$6.69

Volatility is based on reviews of the historical volatility of the Company’s common stock. Risk-free interest rates are based on yields of U.S. treasury notes in effect at the date of grant. Expected life of option is based on actual historical option exercises. Dividend yield is zero because the Company does not anticipate paying cash dividends in the foreseeable future.

As of December 31, 2022, the Company expects to recognize compensation expense of $7.7 million related to non-vested options held by equity plan participants over the weighted average remaining recognition period of 2.4 years.

Performance Awards

The following summarizes information about performance award activity during 2022:

Number of Performance Awards
Outstanding as of December 31, 2021	138,055
Granted	—
Vested	—
Forfeited/canceled	(130,913)
Outstanding as of December 31, 2022	7,142

During the year ended December 31, 2022, a total of 57,143 shares of restricted stock awards expired as performance criteria related to these Performance Awards were not attained. These shares of restricted stock were returned to the 2008 Equity Incentive Plan, which expired in December 2017, and thus were retired.

If and when outstanding performance awards vest, the Company would recognize $101,000 in stock-based compensation expense. These performance awards expire in 2026.

Stock-Based Compensation Expense

The following summarizes information about stock-based compensation expense, in thousands:

	Years ended December 31,
	2022	2021	2020

Research and development	$1,631	$1,302	$453

General and administrative	435	457	535

Total stock-based compensation expense	$2,066	$1,759	$988

8. Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of all employees. Through December 31, 2022, the Company has not made any matching contributions to the 401(k) plan.

9. Income Taxes

The Company did not provide for income taxes during the periods presented because it had book and federal taxable losses in those years and the tax benefit that would have resulted from the pre-tax losses was fully offset by a change in the valuation allowance.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for periods presented was as follows:

	Year ended December 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	—	—	—
Share-based compensation	(0.5)	1.2	(42.8)
Research and development credits	4.9	2.3	1.6
Section 162(m) limitation	(0.2)	(0.5)	—
Other	(1.8)	(0.2)	—
Change in valuation allowance	(23.4)	(23.8)	20.2
Effective income tax rate	—%	—%	—%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred taxes assets at December 31, 2022 and 2021 were valued at the corporate tax rate of 21%. The Company offsets its deferred tax assets by a valuation allowance because it is uncertain about the timing and amount of any future profits. Significant components of its deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$28,017	$24,777
Share-based compensation	2,706	2,870
Research and development credit carryforwards	9,681	7,439
Capitalized research and development expenses	12,690	—
Other	934	1,130
Total deferred tax assets	54,028	36,216
Valuation allowance	(54,002)	(36,166)
Net deferred tax assets	26	50
Deferred tax liabilities:
Operating lease right-of-use assets	(26)	(50)
Total deferred tax liabilities	(26)	(50)
Net deferred tax asset (liability)	$—	$—

The valuation allowance increased by $17.8 million and $7.7 million in 2022 and 2021, respectively, due primarily to continuing operations.

The Company’s net operating loss carryforwards of $133.4 million are federal, of which $74.1 million expires between 2029 and 2037 and $43.9 million carries forward indefinitely. As of December 31, 2022, the Company had federal research and development tax credits of approximately $16.1 million, which expire in the years 2024 through 2042.

Unrecognized tax benefits

As of December 31, 2022, 2021 and 2020, the Company has unrecognized tax benefits related to tax credits of $6.5 million, $5.0 million and $4.5 million, respectively. None of the unrecognized tax benefits as of December 31, 2022, if recognized, would impact the effective tax rate due to the valuation allowance and no interest or penalties have been recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$5,001	$4,500	$4,400
Additions based on tax positions related to the current year	1,495	501	100
Ending balance	$6,496	$5,001	$4,500

As of December 31, 2022, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

The Company files U.S. and Texas income tax returns. In the United States, the statute of limitations with respect to the federal income tax returns for tax years after 2018 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2019 tax year and make adjustments to these net operating loss carryforwards. We are not under audit in any taxing jurisdiction at this time.

10. Leases and Commitments

Right-of-use Asset and Liability

The Company had an operating lease for approximately 6,000 square feet of office space in Austin, Texas expiring April 30, 2024. The Company terminated this lease on February 22, 2023 with no continuing obligations. The Company also had a short-term lease agreement for an additional 3,600 square feet of office space in Austin, Texas that expired on October 31, 2022. Future expected minimum lease payments as of December 31, 2022 are as follows (in thousands).

	2023	2024	Total future lease payments	Less: imputed interest	Total

Operating leases	$107	36	143	(4)	$139

Rent expense was $0.1 million for the years ended December 31, 2022, 2021 and 2020.

There were no right-of-use assets exchanged for operating lease liabilities during the years ended December 31, 2022 and 2021. The Company recorded a right-of-use asset and lease liability of $316,000 as a result of the lease modification in September 2020. The Company utilized a discount rate of 3.25% for the modified lease to determine the present value of the future lease payments, which approximated the Company’s incremental borrowing rate in September 2020.

Cash paid for operating lease liabilities totaled $155,000, $109,000 and $99,000 during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Note 11.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of December 31, 2022.

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

During the year ended December 31, 2021, the Company achieved 11 additional Valuation Milestones triggering potential Company obligations to all Plan participants from a minimum of $93.7 million up to a hypothetical maximum of $225.0 million, to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition. However, no compensation expense has been recorded since no grant date has occurred and no Performance Conditions are considered probable of being met. There is no continuing service requirement for Plan participants once the Compensation Committee approves a cash bonus award. No Valuation Milestones were achieved during the year ended December 31, 2022.

No actual cash payments were authorized or made to participants under the Plan through December 31, 2022.

12. Contingencies

Securities Class Actions and Shareholder Derivative Actions

Between August 27, 2021 and October 26, 2021, four putative class action lawsuits were filed alleging violations of the federal securities laws by the Company and certain named officers. The complaints rely on allegations contained in Citizen Petitions submitted to FDA, and allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading. The Citizen Petitions were all subsequently denied by FDA. These actions were filed in the U.S. District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers.

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of our securities between September 14, 2020 and July 26, 2022. Briefing on defendants’ motion to dismiss was completed on January 23, 2023. The Company believes the claims are without merit and intend to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

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

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s board of directors. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the 2020 Cash Incentive Bonus Plan in August 2020. The complaints seek unspecified compensatory damages and other relief. On January 6, 2023, the plaintiffs filed an amended complaint. Although the plaintiffs in this derivative case do not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants.

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

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2022. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 Framework).

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

Based on the COSO criteria, we believe our internal control over financial reporting as of December 31, 2022 was effective.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cassava Sciences, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cassava Sciences, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cassava Sciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Cassava Sciences, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

Item 9B.    Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

The information regarding our directors (other than the biographies below), executive officers, director nomination process and the audit committee of the Board is incorporated by reference from "Directors and Executive Officers" in our Proxy Statement for our 2023 Annual Meeting of Stockholders.

Biographies of Directors and Executive Officers

Remi Barbier, the Company’s founder, has served as President, Chief Executive Officer and Chairman of the Board of Directors since the Company’s inception in 1998. Prior to that time, Mr. Barbier helped in the growth or founding of Exelixis Inc., a publicly-traded drug development company, ArQule, Inc., a drug development company acquired by Merck & Co., and EnzyMed, Inc., a chemistry company acquired by Albany Molecular Research, Inc. Mr. Barbier is a trustee emeritus of the Carnegie Institute of Washington, the Santa Fe Institute, the Advisory Board of the University of California Institute for Quantitative Biosciences and a life science incubator at the University of Arkansas for Medical Sciences. Mr. Barbier received his B.A. from Oberlin College and his M.B.A. from the University of Chicago.

R. Christopher Cook has served as Senior Vice President and General Counsel since October 2022. He previously served, since 2017, as the Global Head of Litigation and Government Investigations for Alcon, a publicly traded medical device and pharmaceutical company, as well as the Vice President and division General Counsel for Walmart Central America in San Jose, Costa Rica. Chris also spent seventeen years at Jones Day, where he was a litigation partner in the firm's Washington, DC and Chicago offices. Chris served as an Assistant United States Attorney in Chicago and graduated from Harvard Law School.

James W. Kupiec, M.D. has joined the Company in January 2021 as Chief Clinical Development Officer and has served as our Chief Medical Officer since December 2022. Dr. Kupiec joined the Company after three decades of drug development experience at Pfizer, Sanofi and Ciba-Geigy. Dr. Kupiec previously served as Vice President, Global Clinical Leader for Parkinson’s Disease and Clinical Head of the Neuroscience Research Unit for Pfizer, Inc., in Cambridge, MA. He joined Pfizer in 2000 after seven years with Sanofi, and two years with Ciba-Geigy Pharmaceuticals. During his 17-year career at Pfizer, Dr. Kupiec had extensive governance, business development, alliance and leadership responsibilities. Dr. Kupiec earned his BS with Honors in Biochemistry at Stony Brook University and his MD from the Albert Einstein College of Medicine. He completed his residency training at the Strong Memorial Hospital, University of Rochester School of Medicine, and is certified by the American Board of Internal Medicine. He served as an investigator on many clinical trials before transitioning to the pharmaceutical industry.

Eric Schoen has served as Chief Financial Officer since 2018. Prior to joining the Company, Mr. Schoen served in numerous financial leadership roles. Most recently, he served as Vice President, Senior Vice President, Finance and Chief Accounting Officer of Aspira Women’s Health Inc. (formerly Vermillion, Inc.), a publicly-held women’s health company, from 2011 to 2017. Mr. Schoen also began his career and spent nine years with PricewaterhouseCoopers in the audit and assurance, transaction services and global capital markets practices. Mr. Schoen received his B.S. in Finance from Santa Clara University.

Richard J. Barry has served as a director since June 2021. Since June 2015, Mr. Barry has also served as a director of Sarepta Therapeutics, Inc., (Nasdaq: SRPT). Mr. Barry has extensive experience in the investment management business. He was a founding member of Eastbourne Capital Management LLC, and served as a Managing General Partner and Portfolio Manager from 1999 to its close in 2010. Prior to Eastbourne, Mr. Barry was a Portfolio Manager and Managing Director of Robertson Stephens Investment Management. Mr. Barry holds a Bachelor of Arts from Pennsylvania State University.

Robert Z. Gussin, Ph.D. has served as a director since 2003. Dr. Gussin worked at Johnson & Johnson for 26 years, most recently as Chief Scientific Officer and Corporate Vice President, Science and Technology from 1986 through his retirement in 2000. Dr. Gussin served on the board of directors of Duquesne University and the advisory boards of the Duquesne University Pharmacy School and the University of Michigan Medical School Department of Pharmacology. Dr. Gussin received his B.S. and M.S. degrees and D.Sc. with honors from Duquesne University and his Ph.D. in Pharmacology from the University of Michigan, Ann Arbor.

Michael J. O’Donnell, Esq. has served as a director since 1998. Mr. O’Donnell has been a partner in the law firm of Orrick, Herrington & Sutcliffe LLP since June 2021. Orrick, Herrington & Sutcliffe LLP is the Company’s corporate counsel and provides legal services to the Company. Previously, Mr. O’Donnell was a member of Morrison & Foerster LLP from 2011 to 2021. Mr. O’Donnell serves as corporate counsel to numerous public and private biopharmaceutical and life sciences companies. Previously, Mr. O’Donnell was a member of Wilson Sonsini Goodrich & Rosati. Mr. O’Donnell received his J.D., cum laude, from Harvard University and his B.A. from Bucknell University, summa cum laude.

Sanford R. Robertson has served as a director since 1998. Mr. Robertson has been a partner of Francisco Partners, a technology buyout fund, since 1999. Prior to founding Francisco Partners, Mr. Robertson was the founder and chairman of Robertson, Stephens & Company, a technology investment bank sold to BankBoston in 1998. Mr. Robertson is the lead director of Salesforce.com, a publicly-held provider of enterprise cloud computing applications. Mr. Robertson received his B.A. and M.B.A. degrees with distinction from the University of Michigan.

Patrick J. Scannon, M.D., Ph.D. has served as a director since 2007. Dr. Scannon is one of the founders of XOMA. From 2006 to 2016, Dr. Scannon was Executive Vice President, Chief Biotechnology Officer of XOMA. From 1993 to 2006, Dr. Scannon served as Chief Scientific and Medical Officer of XOMA. Dr. Scannon retired from XOMA and resigned from XOMA’s board of directors in 2016. Dr. Scannon received his Ph.D. in organic chemistry from the University of California, Berkeley and his M.D. from the Medical College of Georgia.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2022.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	2,536,590	(1)	$12.10	(2)	4,128,705	(3)
Equity compensation plans not approved by stockholders	—		—		—
	2,536,590		$12.10		4,128,705

(1)Includes outstanding stock options and awards for 1,692,798 shares of our common stock under the 2008 Plan and 843,792 shares of our common stock under the 2018 Plan.

(2)Includes the weighted average stock price for outstanding stock options of $11.31 under the 2008 Plan and $13.78 for the 2018 Plan.

(3)Represents 4,070,688 shares of our common stock for the 2018 Plan and 58,017 for the Employee Stock Purchase Plan. No future awards shall occur under the 2008 Plan.

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

(b)Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2		Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3		Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4		Amended and Restated Bylaws of Cassava Sciences, Inc.				X
4.1		Specimen Common Stock Certificate.	10-Q	8/12/2019	4.1
4.2		Description of Registrant’s Securities.	10-K	3/26/2020	4.2
10.1		Form of Indemnification Agreement between Registrant and each of its directors and officers.	10-K	3/1/2022	10.1
10.5*	*	Employment Agreement, dated July 1, 1998 and amended December 17, 2008, between Registrant and Remi Barbier.	10-K	2/13/2009	10.12
10.6	*	2000 Employee Stock Purchase Plan, as amended and restated.	10-Q	7/29/2010	10.1
10.7	*	2008 Equity Incentive Plan.	8-K	5/29/2008	10.1
10.8	*	Amendment Number 1 to the 2008 Equity Incentive Plan.	10-Q	8/1/2013	10.1
10.9	*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.	10-Q	8/1/2013	10.2
10.10	*	2018 Omnibus Incentive Plan.	8-K	5/11/2018	10.1
10.11		Sales Agreement, Dated March 27, 2020, between Registrant and SVB Leerink LLC.	S-3	3/27/2020	1.1
10.12	*	Cassava Sciences, Inc. 2020 Cash Incentive Bonus Plan	8-K	9/1/2020	10.1
10.13	*	Employment Agreement, executed on October 9, 2018, by and between Registrant and Eric Schoen.	8-K	10/11/2018	10.1
10.14	*	Employment Agreement, executed on January 1, 2021, by and between Registrant and Dr. James Kupiec.	8-K	1/6/2021	10.1
10.15+		Master Services Agreement between Cassava Sciences, Inc. and Evonik Corporation, dated February 22, 2021.	8-K	3/11/2021	10.1
10.16+		Master Services Agreement between Cassava Sciences, Inc. and Premier Research International LLC, dated June 11, 2021	10-Q	8/4/2021	10.3

10.17+	Agreement of Sale and Purchase Between DWF IV Lakewood, LP and Cassava Sciences, Inc. dated July 2, 2021	10-Q	11/15/2021	10.4
10.18*	Amendment 1 to 2018 Omnibus Incentive Plan	10-Q	8/4/2022	10.1
10.19*	Employment Agreement, executed on October 13, 2022, by and between Registrant and R. Christopher Cook	8-K	10/27/2022	10.1
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).				X
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

Dated: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REMI BARBIER	President, Chief Executive Officer and	February 28, 2023
Remi Barbier	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ERIC J. SCHOEN	Chief Financial Officer	February 28, 2023
Eric J. Schoen	(Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD J. BARRY	Director	February 28, 2023
Richard J. Barry

/s/ ROBERT Z. GUSSIN, PH.D.	Director	February 28, 2023
Robert Z. Gussin, Ph.D.

/s/ MICHAEL J. O'DONNELL, ESQ.	Director	February 28, 2023
Michael J. O'Donnell, Esq.

/s/ SANFORD R. ROBERTSON	Director	February 28, 2023
Sanford R. Robertson

/s/ PATRICK SCANNON, M.D., PH.D.	Director	February 28, 2023
Patrick Scannon, M.D., Ph.D.