Form 10-Q
period 2023-03-31
CASSAVA SCIENCES INC
filed 2023-05-01
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	41,749,435
Shares Outstanding as of April 27, 2023

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, In thousands, except share and par value data)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$187,467	$201,015
Prepaid expenses and other current assets	7,532	10,211
Total current assets	194,999	211,226
Operating lease right-of-use assets	—	122
Property and equipment, net	22,609	22,864
Intangible assets, net	503	622
Total assets	$218,111	$234,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,242	$4,017
Accrued development expense	5,276	2,280
Accrued compensation and benefits	212	170
Operating lease liabilities, current	—	104
Other current liabilities	179	492
Total current liabilities	13,909	7,063
Operating lease liabilities, non-current	—	35
Other non-current liabilities	197	197
Total liabilities	14,106	7,295
Commitments and contingencies (Notes 10, 11 and 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 41,749,435 and 41,735,557 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	42	42
Additional paid-in capital	511,786	511,049
Accumulated deficit	(307,823)	(283,552)
Total stockholders' equity	204,005	227,539
Total liabilities and stockholders' equity	$218,111	$234,834

See accompanying notes to condensed consolidated financial statements.

Enstivity

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2023	2022
Operating expenses:
Research and development, net of grant reimbursement	$22,120	$14,906
General and administrative	4,392	2,915
Total operating expenses	26,512	17,821
Operating loss	(26,512)	(17,821)
Interest income	2,051	31
Other income, net	190	263
Net loss	$(24,271)	$(17,527)
Net loss per share, basic and diluted	$(0.58)	$(0.44)
Shares used in computing net loss per share, basic and diluted	41,739	39,962

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2021	40,016,792	$40	$461,181	$(207,306)	$253,915
Stock-based compensation for:
Stock options for employees	—	—	471	—	471
Stock options for non-employees	—	—	24	—	24
Issuance of common stock pursuant to exercise of stock options	14,488	—	211	—	211
Net loss	—	—	—	(17,527)	(17,527)
Balance at March 31, 2022	40,031,280	$40	$461,887	$(224,833)	$237,094

Balance at December 31, 2022	41,735,557	$42	$511,049	$(283,552)	$227,539
Stock-based compensation for:
Stock options for employees	—	—	650	—	650
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	13,878	—	64	—	64
Net loss	—	—	—	(24,271)	(24,271)
Balance at March 31, 2023	41,749,435	$42	$511,786	$(307,823)	$204,005

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,271)	$(17,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	673	495
Depreciation	272	178
Amortization of intangible assets	119	135
Changes in operating assets and liabilities:
Prepaid and other current assets	2,679	(1,063)
Operating lease right-of-use assets and liabilities	(17)	(1)
Accounts payable and accrued expenses	4,565	(3,794)
Accrued development expense	2,996	122
Accrued compensation and benefits	42	(1,705)
Other liabilities	(313)	(370)
Net cash used in operating activities	(13,255)	(23,530)
Cash flows from investing activities:
Purchase of property and equipment	(357)	(425)
Net cash used in investing activities	(357)	(425)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	64	211
Net cash provided by financing activities	64	211
Net decrease in cash and cash equivalents	(13,548)	(23,744)
Cash and cash equivalents at beginning of period	201,015	233,437
Cash and cash equivalents at end of period	$187,467	$209,693

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $307.8 million at March 31, 2023. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at March 31, 2023 and December 31, 2022.

Business Segments

The Company reports segment information based on how it internally evaluates the operating performance of its business units, or segments. The Company’s operations are confined to one business segment: the development of novel drugs and diagnostics.

Proceeds from Grants

During the three months ended March 31, 2023, there were no reimbursements received pursuant to National Institutes of Health (“NIH”) research grants. During the three months ended March 31, 2022, the Company received reimbursements totaling $0.1 million pursuant to NIH research grants. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

	Three months ended
	March 31,
	2023	2022
Numerator:
Net loss	$(24,271)	$(17,527)
Denominator:
Shares used in computing net loss per share, basic and diluted	41,739	39,962
Net loss per share, basic and diluted	$(0.58)	$(0.44)

Dilutive common stock options excluded from net loss per share, diluted	2,034	2,086

The Company excluded common stock options outstanding from the calculation of net loss per share, diluted, because the effect of including outstanding options would have been anti-dilutive. The Company also excluded 57,143 restricted stock awards from the calculation of net loss per share, diluted, until their expiration in June 2022 because the effect of including restricted stock awards would have been anti-dilutive.

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

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other third-party vendors. These agreements are generally cancelable. Related payments are recorded as research and development expenses as incurred. The Company records prepaids and accruals for estimated ongoing research costs. When evaluating the adequacy of prepaid expenses and accrued liabilities, the Company analyzes progress of the studies including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the prepaid and accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical prepaid and accrual estimates have not been materially different from actual costs.

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

Property and equipment

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Owned buildings and related improvements have estimated useful lives of 39 years and approximately 10 years, respectively. Tenant improvements related to leased space are amortized using the straight-line method over the useful lives of the improvements or the remaining term of the corresponding leases, whichever is shorter. The remaining term of the corresponding leases is approximately 1.1 years.

Property and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment are considered to be impaired, an impairment loss is recognized.

Intangible assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements, which is approximately 1.0 years at March 31, 2023.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$439	$874
Contract research organization and other deposits	6,816	9,177
Other	277	160
Total prepaid expenses and other current assets	$7,532	$10,211

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

Note 4. Real Property

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. This property is intended to accommodate the Company’s anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are being outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At March 31, 2023, the property was over 60% leased. The Company also occupies approximately 25% of the property.

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

	Three months ended
	March 31,
	2023	2022
Lease revenue	$557	$573
Property operating expenses	(367)	(310)
Other income, net	$190	$263

Note 5. Property and equipment

The components of property and equipment, net, as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	470	470
Tenant improvements	3,016	3,016
Furniture and equipment	868	851
Construction in progress	13	13
Gross property and equipment	$24,081	$24,064
Accumulated depreciation	(1,472)	(1,200)
Property and equipment, net	$22,609	$22,864

Depreciation expense for property and equipment was $272,000 and $178,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 6. Intangible assets

The components of intangible assets, net, as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023	December 31, 2022
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	290	290
Gross intangible assets	$1,343	$1,343
Accumulated amortization	(840)	(721)
Intangible assets, net	$503	$622

Amortization expense for intangible assets was $119,000 and $135,000 for the three months ended March 31, 2023 and 2022, respectively.

Amortization expense for finite-lived intangible assets as of March 31, 2023 is expected to be as follows (in thousands):

For the year ending December 31,
2023	$332
2024	167
2025	4
Total amortization	$503

Note 7. Stockholders’ Equity and Stock-Based Compensation Expense

2022 Registered Direct Offering

On November 22, 2022, the Company completed a common stock offering pursuant to which certain investors purchased 1,666,667 shares of common stock at a price of $30.00 per share. Net proceeds of the offering were approximately $47.3 million after deducting offering expenses.

At-the-Market Common Stock Offering

In March 2020, the Company established an at-the-market offering program (“2020 Program”) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2020. The Company gave notice of termination for the 2020 Program on April 26, 2023, which is effective May 1, 2023. There were no common stock sales under the 2020 Program through its termination.

Stock Option and Performance Award Activity in 2023

During the three months ended March 31, 2023, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2022	2,529,448	7,142
Options granted	—	—
Options exercised	(19,017)	—
Options forfeited/canceled	—	—
Outstanding as of March 31, 2023	2,510,431	7,142

The weighted average exercise price of options outstanding at March 31, 2023 was $12.15. As outstanding options vest over the current remaining vesting period of 2.3 years, the Company expects to recognize stock-based compensation expense of $7.0 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $0.1 million over the implicit service period.

During the three months ended March 31, 2023, there were 19,017 stock options exercised. Of the stock options exercised, 5,139 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $64,000 during the three months ended March 31, 2023.

During the three months ended March 31, 2022, there were 19,609 stock options exercised. Of the stock options exercised, 5,121 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $211,000 during the three months ended March 31, 2022.

Stock-based Compensation Expense in 2023

During the three and nine months ended March 31, 2023 and 2022, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Research and development	$389	$422

General and administrative	284	73

Total stock-based compensation expense	$673	$495

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

Note 8. Income Taxes

The Company did not provide for income taxes during the three months ended March 31, 2023, because it has projected a net loss for the full year 2023 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three months ended March 31, 2022.

Note 9. Commitments

Right-of-use Asset and Liability

The Company had an operating lease for approximately 6,000 square feet of office space in Austin, Texas with an expiration of April 30, 2024. The Company and the landlord consented to early terminate this lease on February 22, 2023 with no continuing obligations.

Rent expense for the three months ended March 31, 2023 and 2022 totaled $24,000 and $41,000, respectively.

Cash paid for operating lease liabilities during the three months ended March 31, 2023 and 2022 totaled $24,000 and $41,000, respectively.

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

Note 10.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of March 31, 2023.

Plan participants will be paid all earned cash bonuses in the event of a Merger Transaction.

As of December 31, 2022, the Company’s independent directors were participants in the Plan. However, effective March 16, 2023, the Board of Directors amended the Plan to remove all independent directors as participants in the Plan and the independent directors consented to such removal. The independent directors’ share of potential benefits under the Plan were completely forfeited to the Company and will not be allocated to any other participant under the Plan. The Company’s independent directors have not received, and as a result of such amendment will never receive, any payments under the Plan.

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

The Plan triggers a potential cash bonus each time the Company’s market capitalization increases significantly, up to a maximum $5 billion in market capitalization. The Plan specifies 14 incremental amounts between $200 million and $5 billion (each increment, a “Valuation Milestone”). Each Valuation Milestone triggers a potential cash bonus award in a pre-set amount defined in the Plan. Each Valuation Milestone must be achieved and maintained for no less than 20 consecutive trading days for Plan participants to be eligible for a potential cash bonus award. Approximately 67% of each cash bonus award associated with a Valuation Milestone is subject to adjustment and approval by the Compensation Committee. Any amounts not awarded by the Compensation Committee are no longer available for distribution.

If the Company were to exceed a $5 billion market capitalization for no less than 20 consecutive trading days, all Valuation Milestones would be deemed achieved, in which case cash bonus awards would range from a minimum of $111.4 million up to a hypothetical maximum of $289.7 million. Payment of cash bonuses is deferred until such time as (1) the Company completes a Merger Transaction, or (2) the Compensation Committee determines the Company has sufficient cash on hand to render payment (each, a “Performance Condition”), neither of which may ever occur. Accordingly, there can be no assurance that Plan participants will ever be paid a cash bonus that is awarded under the Plan, even if the Company’s market capitalization increases significantly.

The Plan is accounted for as a liability award. The fair value of each Valuation Milestone award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the Plan will be recognized over the expected achievement period for each of the 14 Valuation Milestones, when a Performance Condition is considered probable of being met.

In October 2020, the Company achieved the first Valuation Milestone. Subsequently, the Compensation Committee approved a potential cash bonus award of $6.5 million in total for all Plan participants (after the March 2023 Plan amendment), subject to future satisfaction of a Performance Condition.

During the year ended December 31, 2021, the Company achieved 11 additional Valuation Milestones triggering potential Company obligations to all Plan participants from a minimum of $74.9 million up to a hypothetical maximum of $202.3 million (after the March 2023 Plan amendment), to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition. However, no compensation expense was recorded since no grant date has occurred and no Performance Conditions are considered probable of being met. There is no continuing service requirement for Plan participants once the Compensation Committee approves a cash bonus award.

No Valuation Milestones were achieved during 2022 or the three months ended March 31, 2023.

No actual cash payments were authorized or made to participants under the Plan through May 1, 2023.

Note 11. Contingencies

From time to time, the Company may become involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA, and may receive inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to the Company. No information is available to indicate that it is probable that a loss has been incurred or can be reasonably estimated as of the date of the condensed consolidated financial statements and, as such, no accrual for these matters has been recorded within the condensed consolidated financial statements.

Government Investigations

On November 15, 2021, the Company disclosed that certain government agencies had asked it to provide them with corporate information and documents. These were confidential requests. The Company has been voluntarily cooperating and will continue to cooperate with government authorities. No government agency has informed the Company that it has found evidence of research misconduct. No government agency has informed the Company that any wrongdoing has occurred by any party. No government agency has filed any charges against the Company, or anyone associated with it. We cannot predict the outcome or impact of these ongoing matters, including whether a government agency may pursue an enforcement action against the Company or others.

Securities Class Actions and Shareholder Derivative Actions

Between August 27, 2021 and October 26, 2021, four putative class action lawsuits were filed alleging violations of the federal securities laws by the Company and certain named officers. The complaints rely on allegations contained in Citizen Petitions submitted to FDA and allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading. The Citizen Petitions were all subsequently denied by FDA. These actions were filed in the U.S. District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers.

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of the Company’s securities between September 14, 2020 and July 26, 2022. Briefing on defendants’ motion to dismiss was completed on January 23, 2023 and an argument on defendants’ motion was held on April 26, 2023. The Company believes the claims are without merit and intends to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

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

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s board of directors. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the 2020 Cash Incentive Bonus Plan in August 2020. The complaints seek unspecified compensatory damages and other relief. On January 6, 2023, the plaintiffs filed an amended complaint. Defendants filed a partial answer to the amended complaint on March 10, 2023, and moved to partially dismiss the amended complaint on March 14, 2023. Defendants’ motion to dismiss remains pending. Although the plaintiffs in this derivative case do not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants.

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

Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as such risk factors may be amended, updated or modified periodically in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for further information on these and other risks affecting us.

We caution you not to place undue reliance on forward-looking statements because our future results may differ materially from those expressed or implied by them. We do not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q, except as required by law.

This Form 10-Q may also contain statistical data and drug information based on independent industry publications or other publicly available information. We have not independently verified the accuracy or completeness of the data contained in these publicly available sources of data and information. Accordingly, we make no representations as to the accuracy or completeness of such information. You are cautioned not to give undue weight to such data.

Our research programs in neurodegeneration have benefited from longstanding scientific and financial support from the National Institutes of Health (“NIH”). The contents of this Quarterly Report on Form 10-Q are solely our responsibility and do not necessarily represent any official views of NIH, the Department of Health and Human Services, or the United States government.

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

Phase 2b Study

In September 2020, we announced final results of a Phase 2b study with simufilam in Alzheimer’s disease. In this clinical study funded by the NIH, Alzheimer’s patients treated with 50 mg or 100 mg of simufilam twice-daily for 28 days showed statistically significant (p<0.05) improvements in CSF biomarkers of disease pathology, neurodegeneration and neuroinflammation, versus Alzheimer’s patients who took placebo. In addition, Alzheimer’s patients treated with simufilam showed improvements in validated tests of episodic memory and spatial working memory, versus patients on placebo. Cognitive improvements correlated most strongly with decreases in levels of P-tau181, an exploratory ‘research use only’ non-safety related biomarker that suggests brain changes from Alzheimer’s disease. Materials labeled as Research Use Only are intended for products that are still under development and are not commercially distributed.

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

Cognition Maintenance Study

In May 2021, we initiated a Cognition Maintenance Study (CMS). The CMS is a randomized, withdrawal study design. ICH2 defines this type of study design as follows: “In a randomized withdrawal trial, subjects receiving a test treatment for a specified time are randomly assigned to continued treatment with the test treatment or to placebo (i.e., withdrawal of active therapy) … Any difference that emerges between the group receiving continued treatment and the group randomized to placebo would demonstrate the effect of the active treatment.”

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

Figure 2. Cognition Maintenance Study Design

Patient enrollment for this study is closed. As of April 26, 2023, over 125 patients have completed this study. A small number of enrolled patients are still being treated in the randomized portion of this study. All randomized clinical data remain blinded. Our goal is to announce top-line clinical results for the CMS approximately third-quarter 2023.

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

Phase 3 Drug Supply

We have entered into a drug supply agreement with Evonik Industries AG for simufilam. Under the agreement, Evonik supplies and is expected to continue to supply us with large-scale, clinical-grade quantities of simufilam. Evonik is one of the world’s largest contract development and manufacturing organizations for pharmaceutical ingredients. Other vendors supply excipients, the finished dosage form (i.e., simufilam tablets), drug packaging, package labeling and other critical steps in the supply chain for Phase 3 drug supply.

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

Figure 3. Summary of Our Phase 3 Clinical Program

RETHINK-ALZ and REFOCUS-ALZ

In Fall 2021, we announced initiation of our two Phase 3 studies of simufilam. As of May 1, 2023, a total of over 1,244 patients have been enrolled in our Phase 3 program. The target patient enrollment for the Phase 3 program is over 1,750 patients. We anticipate the completion of patient enrollment for both of our Phase 3 studies by yearend 2023. Patients continue to be screened in clinical trial sites in the U.S., Canada, Puerto Rico, Australia, and South Korea.

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

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3 iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

4 Neuropsychiatric Inventory (NPI)

Phase 3 Entry Criteria Includes a Plasma Assay for Phosphorylated Tau (p-Tau)

We believe plasma levels of pTau proteins can provide independent confirmation of Alzheimer’s neuropathology. RETHINK-ALZ and REFOCUS-ALZ studies use a ‘research use only’, non-safety related exploratory P-tau181 plasma assay to qualify mild-to-moderate Alzheimer’s patients. At the 15th International Conference on Clinical Trials on Alzheimer’s Disease (CTAD) 2022, a poster presentation indicated a 30 ng/L cut-point showed 100% sensitivity and 88% specificity for Alzheimer’s diagnosis in 22 autopsy-confirmed samples5. The plasma assay we use does not rely on age, APOE-gene status or complex algorithms to provide a result.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $307.8 million at March 31, 2023. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of clinical and preclinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of enrollment rates of clinical trials for our product candidates, timing of preclinical activities and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended
	March 31,
	2023	2022
Compensation	$1,814	$1,898
Contractor fees and supplies	20,048	12,856
Other common costs	258	152
	$22,120	$14,906

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for clinical studies and preclinical studies and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities.

During the three months ended March 31, 2023, we did not receive reimbursement from NIH research grants. During the three months ended March 31, 2022, we received $0.1 million from NIH research grants. These reimbursements were recorded as a reduction to our research and development expenses.

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

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2023 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023.

Results of Operations – Three Months Ended March 31, 2023 and 2022

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•clinical trials,

•pre-clinical testing,

•clinical supplies and related formulation and design costs, and

•compensation and other personnel-related expenses.

Research and development expenses were $22.1 million and $14.9 million during the three months ended March 31, 2023 and 2022, respectively. This 48% increase was due primarily to increasing enrollment and costs to conduct the ongoing Phase 3 clinical program as well as open-label studies in simufilam compared to the prior year.

We expect research and development expense to increase in 2023 compared to 2022 as we conduct a Phase 3 clinical program and other clinical studies with simufilam, continue to hire new personnel, manufacture drug supply, and continue our development efforts.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. Allocated expenses consist primarily of facility costs for our Company owned office complex in Austin, Texas. Depreciation and amortization for office space leased but not occupied by the Company is included in general and administrative expense. Depreciation and amortization for office space occupied by the Company is allocated between general and administrative expense and research and development expense. We also incur expenses associated with operating as a public company, including additional legal fees, expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance and audit expenses, investor relations activities, Sarbanes-Oxley compliance expenses and other administrative expenses and professional services.

General and administrative expenses were $4.4 million and $2.9 million during the three months ended March 31, 2023 and 2022, respectively. The 51% increase was due primarily to $0.9 million in higher legal expenses as well as a $0.2 million increase in stock-based compensation expense as compared to the prior year.

We expect general and administrative expense for 2023 will increase compared to 2022 due primarily to anticipated higher legal and professional fees related to ongoing securities class action and derivative lawsuits, governmental investigations as well the Company’s lawsuit against a hedge fund and certain individuals who we believe executed a “short and distort” campaign against Cassava Sciences.

Interest Income

Interest income was $2.1 million and $31,000 during the three months ended March 31, 2023 and 2022, respectively.

The increase in interest income was due to increases in interest rates compared to the prior period.

We expect interest income to increase in 2023 compared to 2022 due to the increases in interest rates.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $190,000 and $263,000 during the three months ended March 31, 2023 and 2022, respectively. Other income, net, was lower in the three months ended March 31, 2023 as operating expenses were higher in 2023 compared to the prior year.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2023, cash and cash equivalents were $187.5 million.

2022 Registered Direct Offering

On November 22, 2022, we completed a common stock offering pursuant to which certain investors purchased 1,666,667 shares of common stock at a price of $30.00 per share. Net proceeds of the offering were approximately $47.3 million after deducting offering expenses.

At-the-Market Common Stock Offering

In March 2020, we established an at-the-market offering program (“2020 Program”) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on May 5, 2020. We gave notice of termination for the 2020 Program effective on April 26, 2023, which is effective May 1, 2023. There were no common stock sales under the 2020 Program through its termination.

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

As of December 31, 2022, the Company’s independent directors were participants in the Plan. However, effective March 16, 2023, the Board of Directors amended the Plan to remove all independent directors as participants in the Plan and the independent directors consented to such removal. The independent directors’ share of potential benefits under the Plan were completely forfeited to the Company and will not be allocated to any other participant under the Plan. Our independent directors have not received, and as a result of such amendment will never receive, any payments under the Plan.

The Company’s market capitalization, including all outstanding stock options, was $89.4 million at the inception of the Plan in August 2020. If the Company were to exceed a $5 billion market capitalization for no less than 20 consecutive trading days, and conditions noted above for payment are met, all Plan milestones would be deemed achieved, in which case total cash bonus awards would range from a minimum of $111.4 million up to a hypothetical maximum of $289.7 million.

The Company’s potential financial obligation to plan participants at March 31, 2023 totaled $6.5 million (after the March 2023 Plan amendment), based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the year ended December 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $74.9 million up to a hypothetical maximum of $202.3 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No Valuation Milestones were achieved during the 2022 or the three months ended March 31, 2023.

No actual cash payments were authorized or made to participants under the Plan as of March 31, 2023, or through the filing date of this Form 10-Q.

Use of Cash

Net cash used in operating activities was $13.3 million for the three months ended March 31, 2023, resulting primarily from the net loss of $24.3 million, partially offset by an increase in accounts payable and accrued expenses of $4.6 million, an increase in accrued developmental expenses of $3.0 million, a decrease in in prepaid and other current assets of $2.7 million and stock-based compensation expense of $0.7 million.

Net cash used in operating activities was $23.5 million for the three months ended March 31, 2022, resulting primarily from the net loss of $17.5 million, a decrease in accounts payable and accrued expenses of $3.8 million and accrued compensation and benefits of $1.7 million as well as an increase in prepaid and other current assets of $1.1 million, partially offset by stock-based compensation expense of $0.5 million.

Net cash used in investing activities during the three months ended March 31, 2023 was $0.4 million as final payment was made on renovations and fixtures for our corporate headquarters.

Net cash used in investing activities during the three months ended March 31, 2022 was $0.4 million related to renovations and fixtures for our corporate headquarters.

Net cash provided by financing activities during the three months ended March 31, 2023 was $0.1 million from the exercise of stock options.

Net cash provided by financing activities during the three months ended March 31, 2022 was $0.2 million, from the exercise of stock options.

Property and Leases

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. This property is intended to accommodate our anticipated growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. The property is currently over 60% leased. We also occupied approximately 25% of the property beginning late August 2022.

We leased approximately 6,000 square feet of office space pursuant to an operating lease in Austin, Texas expiring in April 2024. We and the landlord consented to early terminate this lease on February 22, 2023 with no continuing obligations.

Other Commitments

We have an accumulated deficit of $307.8 million as of March 31, 2023. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and, to a lesser extent, currency fluctuations related to our clinical operations outside the U.S.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $187.5 million as of March 31, 2023, which consisted primarily of U.S. Treasury securities and money market accounts.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended March 31, 2023 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA, and may receive inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us. No information is available to indicate that it is probable that a loss has been incurred or can be reasonably estimated as of the date of the condensed consolidated financial statements and, as such, no accrual for these matters has been recorded within the condensed consolidated financial statements.

Government Investigations

On November 15, 2021, we disclosed that certain government agencies had asked us to provide them with corporate information and documents. These were confidential requests. We have been voluntarily cooperating and will continue to cooperate with government authorities. No government agency has informed us that it has found evidence of research misconduct. No government agency has informed us that any wrongdoing has occurred by any party. No government agency has filed any charges against us, or anyone associated with us. We cannot predict the outcome or impact of these ongoing matters, including whether a government agency may pursue an enforcement action against us or others.

Securities Class Actions and Shareholder Derivative Actions

Between August 27, 2021 and October 26, 2021, four putative class action lawsuits were filed alleging violations of the federal securities laws by us and certain named officers. The complaints rely on allegations contained in Citizen Petitions that were submitted to FDA and allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading. The Citizen Petitions were all subsequently denied by FDA. These actions were filed in the U.S. District Court for the Western District of Texas. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers.

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of our securities between September 14, 2020 and July 26, 2022. Briefing on defendants’ motion to dismiss was completed on January 23, 2023 and an argument on defendants’ motion was held on April 26, 2023. We believe the claims are without merit and intend to defend against these lawsuits vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

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

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s board of directors. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the 2020 Cash Incentive Bonus Plan in August 2020. The complaints seek unspecified compensatory damages and other relief. On January 6, 2023, the plaintiffs filed an amended complaint. Defendants filed a partial answer to the amended complaint on March 10, 2023, and moved to partially dismiss the amended complaint on March 14, 2023. Defendants’ motion to dismiss remains pending. Although the plaintiffs in this derivative case do not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants.

We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K. The risks and uncertainties described in our 2022 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits have been filed with this report:

Incorporated by
Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	10-K	2/28/2023	3.4
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1 +	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

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

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: May 1, 2023	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: May 1, 2023	(Principal Financial and Accounting Officer)