Form 10-Q
period 2023-06-30
CASSAVA SCIENCES INC
filed 2023-08-03
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

Form 10-Q

_____________________

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	41,969,994
Shares Outstanding as of August 1, 2023

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, In thousands, except share and par value data)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$168,438	$201,015
Prepaid expenses and other current assets	6,095	10,211
Total current assets	174,533	211,226
Operating lease right-of-use assets	—	122
Property and equipment, net	22,328	22,864
Intangible assets, net	387	622
Total assets	$197,248	$234,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,338	$4,017
Accrued development expense	7,044	2,280
Accrued compensation and benefits	220	170
Operating lease liabilities, current	—	104
Other current liabilities	293	492
Total current liabilities	17,895	7,063
Operating lease liabilities, non-current	—	35
Other non-current liabilities	—	197
Total liabilities	17,895	7,295
Commitments and contingencies (Notes 10, 11 and 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 41,919,527 and 41,735,557 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	42	42
Additional paid-in capital	513,510	511,049
Accumulated deficit	(334,199)	(283,552)
Total stockholders' equity	179,353	227,539
Total liabilities and stockholders' equity	$197,248	$234,834

See accompanying notes to condensed consolidated financial statements.

Enstivity

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development, net of grant reimbursement	$24,969	$16,948	$47,089	$31,854
General and administrative	3,808	2,969	8,200	5,884
Total operating expenses	28,777	19,917	55,289	37,738
Operating loss	(28,777)	(19,917)	(55,289)	(37,738)
Interest income	2,198	314	4,249	345
Other income, net	203	275	393	538
Net loss	$(26,376)	$(19,328)	$(50,647)	$(36,855)
Net loss per share, basic and diluted	$(0.63)	$(0.48)	$(1.21)	$(0.92)
Shares used in computing net loss per share, basic and diluted	41,793	40,015	41,766	39,989

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2021	40,016,792	$40	$461,181	$(207,306)	$253,915
Stock-based compensation for:
Stock options for employees	—	—	471	—	471
Stock options for non-employees	—	—	24	—	24
Issuance of common stock pursuant to exercise of stock options	14,488	—	211	—	211
Net loss	—	—	—	(17,527)	(17,527)
Balance at March 31, 2022	40,031,280	$40	$461,887	$(224,833)	$237,094
Stock-based compensation for:
Stock options for employees	—	—	462	—	462
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	66,637	—	119	—	119
Net loss	—	—	—	(19,328)	(19,328)
Balance at June 30, 2022	40,097,917	$40	$462,491	$(244,161)	$218,370

Balance at December 31, 2022	41,735,557	$42	$511,049	$(283,552)	$227,539
Stock-based compensation for:
Stock options for employees	—	—	650	—	650
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	13,878	—	64	—	64
Net loss	—	—	—	(24,271)	(24,271)
Balance at March 31, 2023	41,749,435	$42	$511,786	$(307,823)	$204,005
Stock-based compensation for:
Stock options for employees	—	—	812	—	812
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	170,092	—	889	—	889
Net loss	—	—	—	(26,376)	(26,376)
Balance at June 30, 2023	41,919,527	$42	$513,510	$(334,199)	$179,353

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(50,647)	$(36,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,508	980
Depreciation	544	352
Amortization of intangible assets	238	260
Changes in operating assets and liabilities:
Prepaid and other current assets	4,116	4,431
Operating lease right-of-use assets and liabilities	(17)	(4)
Accounts payable and accrued expenses	6,661	(2,368)
Accrued development expense	4,764	515
Accrued compensation and benefits	50	(1,701)
Other liabilities	(396)	(254)
Net cash used in operating activities	(33,179)	(34,644)
Cash flows from investing activities:
Purchase of property and equipment	(351)	(1,891)
Net cash used in investing activities	(351)	(1,891)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	953	330
Net cash provided by financing activities	953	330
Net decrease in cash and cash equivalents	(32,577)	(36,205)
Cash and cash equivalents at beginning of period	201,015	233,437
Cash and cash equivalents at end of period	$168,438	$197,232

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $334.2 million at June 30, 2023. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at June 30, 2023 and December 31, 2022.

Business Segments

The Company reports segment information based on how it internally evaluates the operating performance of its business units, or segments. The Company’s operations are confined to one business segment: the development of novel drugs and diagnostics.

Proceeds from Grants

During the three and six months ended June 30, 2023, there were no reimbursements received pursuant to National Institutes of Health (“NIH”) research grants. During the three and six months ended June 30, 2022, the Company received reimbursements totaling $0.4 million and $0.5 million, respectively, pursuant to NIH research grants. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(26,376)	$(19,328)	$(50,647)	$(36,855)
Denominator:
Shares used in computing net loss per share, basic and diluted	41,793	40,015	41,766	39,989
Net loss per share, basic and diluted	$(0.63)	$(0.48)	$(1.21)	$(0.92)

Dilutive common stock options excluded from net loss per share, diluted	2,001	1,937	2,018	2,095

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

Property and equipment

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Owned buildings and related improvements have estimated useful lives of 39 years and approximately 10 years, respectively. Tenant improvements are amortized using the straight-line method over the useful lives of the improvements or the remaining term of the corresponding leases, whichever is shorter. The remaining term of the corresponding leases is approximately 0.9 years.

Property and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment are considered to be impaired, an impairment loss is recognized.

Intangible assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements, which is approximately 0.8 years at June 30, 2023.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$5	$874
Contract research organization and other deposits	4,527	9,177
Interest receivable	1,328	—
Other	235	160
Total prepaid expenses and other current assets	$6,095	$10,211

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

Note 4. Real Property

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. This property is intended to accommodate the Company’s anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are being outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At June 30, 2023, the property was over 60% leased. The Company also occupies approximately 25% of the property.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Lease revenue	$559	$586	$1,116	$1,160
Property operating expenses	(356)	(311)	(723)	(622)
Other income, net	$203	$275	$393	$538

Note 5. Property and equipment

The components of property and equipment, net, as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	470	470
Tenant improvements	3,018	3,016
Furniture and equipment	868	851
Construction in progress	2	13
Gross property and equipment	$24,072	$24,064
Accumulated depreciation	(1,744)	(1,200)
Property and equipment, net	$22,328	$22,864

Depreciation expense for property and equipment was $272,000 and $174,000 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense for property and equipment was $544,000 and $352,000 for the six months ended June 30, 2023 and 2022, respectively.

Note 6. Intangible assets

The components of intangible assets, net, as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023	December 31, 2022
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	293	290
Gross intangible assets	$1,346	$1,343
Accumulated amortization	(959)	(721)
Intangible assets, net	$387	$622

Amortization expense for intangible assets was $119,000 and $125,000 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $238,000 and $260,000 for the six months ended June 30, 2023 and 2022, respectively.

Amortization expense for finite-lived intangible assets as of June 30, 2023 is expected to be as follows (in thousands):

For the year ending December 31,
2023	$216
2024	167
2025	4
Total amortization	$387

Note 7. Stockholders’ Equity and Stock-Based Compensation Expense

2022 Registered Direct Offering

On November 22, 2022, the Company completed a common stock offering pursuant to which certain investors purchased 1,666,667 shares of common stock at a price of $30.00 per share. Net proceeds of the offering were approximately $47.3 million after deducting offering expenses.

At-the-Market Common Stock Offering

On May 1, 2023, the Company established a new at-the-market offering program (“ATM”) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $200 million in common stock pursuant to a shelf registration statement that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 1, 2023 and became effective immediately upon filing. The Company is obligated to pay a commission of up to 3% of the gross proceeds from the sale of shares of common stock in the offering. The Company is not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the three and six months ended June 30, 2023.

In March 2020, the Company established an at-the-market offering program (“2020 Program”) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the SEC on May 5, 2020. The Company gave notice of termination for the 2020 Program on April 26, 2023, which was effective May 1, 2023. There were no common stock sales under the 2020 Program through its termination.

Stock Option and Performance Award Activity in 2023

During the six months ended June 30, 2023, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2022	2,529,448	7,142
Options granted	122,000	—
Options exercised	(281,175)	—
Options forfeited/canceled	(7,142)	—
Outstanding as of June 30, 2023	2,363,131	7,142

The weighted average exercise price of options outstanding at June 30, 2023 was $12.67. As outstanding options vest over the current remaining vesting period of 2.4 years, the Company expects to recognize stock-based compensation expense of $8.8 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $0.1 million over the implicit service period.

During the three months ended June 30, 2023, there were 262,158 stock options exercised. Of the stock options exercised, 92,066 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $889,000 during the three months ended June 30, 2023.

During the six months ended June 30, 2023, there were 281,175 stock options exercised. Of the stock options exercised, 97,205 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $953,000 during the six months ended June 30, 2023.

Stock-based Compensation Expense in 2023

During the three and six months ended June 30, 2023 and 2022, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$392	$413	$781	$835
General and administrative	443	72	727	145
Total stock-based compensation expense	$835	$485	$1,508	$980

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

Note 8. Income Taxes

The Company did not provide for income taxes during the three and six months ended June 30, 2023, because it has projected a net loss for the full year 2023 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and six months ended June 30, 2022.

Note 9. Commitments

Right-of-use Asset and Liability

The Company had an operating lease for approximately 6,000 square feet of office space in Austin, Texas with an expiration of April 30, 2024. The Company and the landlord consented to early terminate this lease on February 22, 2023 with no continuing obligations.

There was no rent expense for the three months ended June 30, 2023. Rent expense for the three months ended June 30, 2022 totaled $41,000.

Rent expense for the six months ended June 30, 2023 and 2022 totaled $24,000 and $82,000, respectively.

There was no cash paid for operating lease liabilities during the three months ended June 30, 2023. Cash paid for operating lease liabilities during the three months ended June 30, 2022 totaled $41,000.

Cash paid for operating lease liabilities during the six months ended June 30, 2023 and 2022 totaled $24,000 and $82,000, respectively.

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

Note 10.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of June 30, 2023.

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

No Valuation Milestones were achieved during 2022 or the six months ended June 30, 2023.

No actual cash payments were authorized or made to participants under the Plan through the date of filing of this Form 10-Q.

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

Government Investigations

On November 15, 2021, the Company disclosed that certain government agencies had asked the Company to provide corporate information and documents. These were confidential requests. The Company has been voluntarily cooperating and intends to continue to cooperate with these inquiries. No government agency has informed the Company that it has found evidence of research misconduct or wrongdoing by the Company or its officers, employees or directors. No government agency has filed any claims or charges relating to these inquiries. We cannot predict the outcome or impact of these ongoing matters, including whether a government agency may pursue an enforcement action against the Company or others.

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

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of the Company’s securities between September 14, 2020 and July 26, 2022. On May 11, 2023, the court dismissed with prejudice plaintiffs’ claims against (deceased) defendant Nadav Friedmann, PhD, MD, but otherwise denied defendants’ motion to dismiss. Defendants filed an answer to the consolidated amended complaint on July 3, 2023. The Company believes the claims are without merit and intends to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the U.S. District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s board of directors. This complaint relies on the allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. Since November 4, 2021, four additional shareholder derivative actions were filed alleging substantially similar claims, two in the U.S. District Court for the Western District of Texas, one in Texas state court (Travis County District Court) and one in the Delaware Court of Chancery. On July 5, 2022, the three federal court actions were consolidated into a single action.

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

•limitations around data interpretation from results of our Cognition Maintenance Study (CMS) and long-term open-label study, as compared to efficacy results from a fully completed Phase 3 clinical program;

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

For more than 10 years, we have combined state-of-the-art technology with new insights in neurobiology to develop novel solutions for Alzheimer’s disease and other neurodegenerative diseases. Our strategy is to leverage our unique scientific/clinical platform to develop a first-in-class program for treating neurodegenerative diseases, such as Alzheimer’s.

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

The CMS study design is intended to evaluate simufilam’s effects on cognition and health outcomes in Alzheimer’s patients who continue with drug treatment versus patients who discontinue drug treatment. It is a double-blind, randomized, placebo-controlled study of simufilam in patients with mild-to-moderate Alzheimer’s disease. Study patients are randomized (1:1) to simufilam or placebo for six months. To enroll in this study, patients must have previously completed 12 months or more of open-label treatment with simufilam. Final enrollment was 157 patients. See Figure 2.

Figure 2. Cognition Maintenance Study Design

Top-line Results

Simufilam treatment for 6 months slowed cognitive decline by 38% compared to placebo in mild-to-moderate Alzheimer’s disease (MMSE 16-26). The placebo arm declined 1.5 points on ADAS-Cog, and this arm declined at all measured timepoints. The simufilam arm declined 0.9 points on ADAS-Cog, a 38% difference in favor of drug at month 6 (95% CI, – 2.1 to 1.0; not significant for sample sizes). See Table 1 and Chart 1.

Table 1: Results of Randomized Withdrawal Study – cognitive change, full analysis set (FAS)

Full Analysis Set	Simufilam 100 mg (N = 78)	Placebo (N = 77)	Numerical Difference	Percent Difference
6-month Change in ADAS-Cog	0.9 point Decline	1.5 point Decline	– 0.6	38% in favor of drug

____________________________

2 International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH), Topic E10, Choice of Control Group in Clinical Trials.

CHART 1 - Decline in Cognition Scores, FAS

Baseline to Month 6
Improving
Declining
ADAS-Cog
-0.5
0
0.5
1
1.5
Baseline
Month 1
Month 3
Month 6
Simufilam
Placebo
-0.1
0.4
0.9
0.6
0.7
1.5

Upon randomization into the CMS, mean baseline MMSE scores were 18.6 and 18.1 for the simufilam and placebo arms, respectively. Mean baseline ADAS-Cog scores were 19.3 and 21.9 for the simufilam and placebo arms, respectively.

Simufilam Drug Effects Favored Patients with Mild Alzheimer’s Disease.

Simufilam treatment for 6 months slowed cognitive decline > 200% compared to placebo in mild Alzheimer’s disease. CMS patients with mild Alzheimer’s (MMSE 21-26) on placebo declined 0.6 points on ADAS-Cog over 6 months as a group. CMS patients with mild Alzheimer’s on simufilam improved 0.6 points over 6 months as a group, a 205% difference in favor of drug (95% CI, – 2.6 to 0.4; not significant for sample sizes). See Table 2 and Chart 2.

Table 2: Results of Randomized Withdrawal Study – cognitive change, mild patients

Mild Patients	Simufilam 100 mg (N= 40)	Placebo (N= 36)	Numerical Difference	Percent Difference
6-month Changes in ADAS-Cog	0.6 point Improvement	0.6 point Decline	– 1.1	205% in favor of drug

Upon randomization into the CMS, mean baseline MMSE scores for mild patients were MMSE 24.0 and MMSE 24.1 for the simufilam and placebo arms, respectively. Mean baseline ADAS-Cog scores for mild patients were 11.0 and 11.2 for the simufilam and placebo arms, respectively.

Simufilam for 18 months stabilized cognition in mild Alzheimer’s disease.

After taking open-label simufilam for 12 months, 76 patients with mild Alzheimer’s disease (MMSE 21-26) enrolled in the CMS and were randomized to receive either simufilam (N=40) or placebo (N=36) for 6 months. Mild patients randomized to simufilam in the CMS showed no material decline in ADAS-Cog scores over 18 months as a group, indicating stable cognition. Mild patients randomized to placebo in the CMS (and therefore withdrawn from simufilam treatment for 6 months) declined by 0.8 points in ADAS-Cog as a group. See Figure 3.

Figure 3. Historical declines on ADAS-Cog over 18 months in Alzheimer's disease (MMSE 20-30), placebo arms vs simufilam treatment.1 Notes: results shown for CLARITY P3 trial of lecanemab; EMERGE and ENGAGE P3 studies of aducanumab; and TRAILBLAZER P3 trial of donanemab; in this figure, the CMS is referred to as the ‘PTI-125-04’ study; ‘Simufilam100mg-Simufilam100mg’ refers to patients who received simufilam in both the open-label phase and the CMS; ‘Simufilam100mg-Placebo’ refers to patients who received simufilam in the open-label phase and placebo in the CMS.

Safety Data

Simufilam 100 mg twice daily was safe and well tolerated in this study. There were no drug-related serious adverse events. No treatment-emergent adverse events (TEAEs) occurred in 5% or more of study participants in the CMS.

Discussion

The CMS was a randomized withdrawal study. Patients who completed 12 months of open-label simufilam treatment were all invited to participate in the CMS. It is not known how long a washout period may be needed to remove lingering drug effects, if any, from prior treatment with open-label simufilam for 12 months.

In this small study of oral simufilam in patients with mild-to-moderate Alzheimer’s disease, the pre-specified cognitive endpoint showed a 38% decline in ADAS-Cog over six months in favor of simufilam, with good drug safety. Effects were pronounced in mild patients. Mean baseline MMSE and ADAS-Cog scores were approximately balanced given the small size of each arm.

Analysis of Efficacy Endpoints

The pre-specified cognition endpoints were analyzed by Pentara Corporation, an independent consulting firm that specializes in complex statistical analysis of clinical trial results. Suzanne Hendrix, PhD, CEO of Pentara, has over 150 peer-reviewed publications of clinical trial results and statistical approaches for clinical trials, many focusing on statistical methodology for Alzheimer’s disease.

Chain of Custody for Clinical Data

Investigator sites collected clinical data from study participants. Sites entered their clinical data directly into an electronic data capture system managed by an independent, outside data management vendor. The data management vendor also maintains the clinical database. The data management vendor transmitted the clinical database directly to Pentara Corporation for analysis.

Study Limitations

The CMS is a proof-of-concept study involving a small number of patients and limited data. Top-line clinical CMS results do not constitute, and should not be interpreted as, regulatory evidence of safety or efficacy for simufilam in Alzheimer’s disease. Rigorous evidence for drug safety and efficacy is derived from one or more large, randomized placebo-controlled Phase 3 studies. The limited size of the CMS may introduce clinical or statistical bias or may generate results that may not fully distinguish between drug effects and random variation. Different methods of statistical analysis on clinical data from the same study may lead to objectively different numerical results. These and other statistical and clinical features of our CMS study add complexity or limitations to the scope of data interpretation. In addition, ‘Top-line data’ is a summary of the clinical data prior to the completion of a full and final audit or quality-control of the clinical database. We are communicating top-line data so that stakeholders may have timely access to a summary of the CMS findings prior to us receiving the final dataset. Final data may change from initial top-line data.

____________________________

1 Figure 3: Forest plot by Pentara Corporation. Data was sourced from the placebo groups in randomized, controlled trials of monoclonal antibodies conducted by other sponsors in Alzheimer’s disease (MMSE 20-30).

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

_____________________________

1 ADAS-Cog = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale, a measure of cognition

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3 iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

Figure 4. Summary of Our Phase 3 Clinical Program

RETHINK-ALZ and REFOCUS-ALZ

In Fall 2021, we announced initiation of our two Phase 3 studies of simufilam. As of August 3, 2023, a total of over 1,587 patients have been enrolled in our Phase 3 program. The target patient enrollment for the Phase 3 program is over 1,750 patients. We anticipate the completion of patient enrollment for both of our Phase 3 studies by yearend 2023. Patients continue to be screened in clinical trial sites in the U.S., Canada, Puerto Rico, Australia, and South Korea.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $334.2 million at June 30, 2023. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of clinical and preclinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of enrollment rates of clinical trials for our product candidates, timing of preclinical activities and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the area of neurology. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Compensation	$1,790	$1,849	$3,604	$3,747
Contractor fees and supplies	22,893	14,820	42,941	27,676
Other common costs	286	279	544	431
	$24,969	$16,948	$47,089	$31,854

Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs. Contractor fees and supplies generally include expenses for clinical studies and preclinical studies and costs for formulation and manufacturing activities. Other common costs include the allocation of common costs such as facilities.

During the three and six months ended June 30, 2023, we did not receive reimbursement from NIH research grants. During the three and six months ended June 30, 2022, we received $0.4 million and $0.5 million from NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2023 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023.

Results of Operations – Three and Six Months Ended June 30, 2023 and 2022

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

•clinical trials,

•pre-clinical testing,

•clinical supplies and related formulation and design costs, and

•compensation and other personnel-related expenses.

Research and development expenses were $25.0 million and $16.9 million during the three months ended June 30, 2023 and 2022, respectively. This 47% increase was due primarily to increasing enrollment and costs to conduct the ongoing Phase 3 clinical program and open-label studies in simufilam as well as higher preclinical and drug supply costs compared to the prior year.

Research and development expenses were $47.1 million and $31.9 million during the six months ended June 30, 2023 and 2022, respectively. This 48% increase was due primarily to increasing enrollment and costs to conduct the ongoing Phase 3 clinical program and open-label studies in simufilam as well as higher preclinical and drug supply costs compared to the prior year.

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

General and administrative expenses were $3.8 million and $3.0 million during the three months ended June 30, 2023 and 2022, respectively. The 28% increase was due primarily to $0.4 million increase in stock-based compensation expense due to new grant awards during the period as well as $0.3 million in higher legal expenses due to ongoing legal matters as compared to the prior year.

General and administrative expenses were $8.2 million and $5.9 million during the six months ended June 30, 2023 and 2022, respectively. The 39% increase was due primarily to $1.2 million in higher legal expenses due to ongoing legal matters, a $0.6 million increase in stock-based compensation expense due to new grant awards during the period as well as an increase in headcount and personnel costs compared to the prior year.

We expect general and administrative expense for 2023 will increase compared to 2022 due primarily to stock-based compensation increases due to new grant awards during the period and higher legal and professional fees related to ongoing securities class action and derivative lawsuits, governmental investigations as well the Company’s lawsuit against a hedge fund and certain individuals who we believe executed a “short and distort” campaign against Cassava Sciences.

Interest Income

Interest income was $2.2 million and $0.3 million during the three months ended June 30, 2023 and 2022, respectively.

Interest income was $4.2 million and $0.3 million during the six months ended June 30, 2023 and 2022, respectively.

The increase in interest income was due to increases in interest rates compared to the prior periods.

We expect interest income increases in 2023 compared to 2022 due to increases in interest rates.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $203,000 and $275,000 during the three months ended June 30, 2023 and 2022, respectively. Other income, net, was $0.4 million and $0.5 million during the six months ended June 30, 2023 and 2022, respectively. Other income, net, was lower in the three and six months ended June 30, 2023 as occupancy related expenses were higher in 2023 compared to the prior year periods as the Company began occupying approximately 25% of the property beginning late August 2022.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2023, cash and cash equivalents were $168.4 million.

2022 Registered Direct Offering

On November 22, 2022, we completed a common stock offering pursuant to which certain investors purchased 1,666,667 shares of common stock at a price of $30.00 per share. Net proceeds of the offering were approximately $47.3 million after deducting offering expenses.

At-the-Market Common Stock Offering

On May 1, 2023, we established a new at-the-market offering program (“ATM”) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $200 million in common stock pursuant to a shelf registration statement that was filed with the SEC on May 1, 2023 and became effective immediately upon filing. We are obligated to pay a commission of up to 3% of the gross proceeds from the sale of shares of common stock in the offering. We are not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the three and six months ended June 30, 2023.

In March 2020, we established an at-the-market offering program (“2020 Program”) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the SEC on May 5, 2020. We gave notice of termination for the 2020 Program effective on April 26, 2023, which was effective May 1, 2023. There were no common stock sales under the 2020 Program through its termination.

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

The Company’s potential financial obligation to plan participants at June 30, 2023 totaled $6.5 million (after the March 2023 Plan amendment), based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the year ended December 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $74.9 million up to a hypothetical maximum of $202.3 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No Valuation Milestones were achieved during the 2022 or the six months ended June 30, 2023.

No actual cash payments were authorized or made to participants under the Plan as of June 30, 2023, or through the filing date of this Form 10-Q.

Use of Cash

Net cash used in operating activities was $33.2 million for the six months ended June 30, 2023, resulting primarily from the net loss of $50.6 million, partially offset by an increase in accounts payable and accrued expenses of $6.7 million, an increase in accrued developmental expenses of $4.8 million, a decrease in in prepaid and other current assets of $4.1 million and stock-based compensation expense of $1.5 million.

Net cash used in operating activities was $34.6 million for the six months ended June 30, 2022, resulting primarily from the net loss reported of $36.9 million, a decrease in accounts payable and accrued expenses of $2.4 million and accrued compensation and benefits of $1.7 million, partially offset by a decrease in in prepaid and other assets of $4.4 million, an increase in accrued developmental expenses of $0.5 million and stock-based compensation expense of $1.0 million.

Net cash used in investing activities during the six months ended June 30, 2023 was $0.4 million as final payment was made on renovations and fixtures for our corporate headquarters.

Net cash used in investing activities during the six months ended June 30, 2022 was $1.9 million related to renovations to an owned building in Austin, Texas, a portion of which serves as our corporate headquarters.

Net cash provided by financing activities during the six months ended June 30, 2023 was $1.0 million, from the exercise of stock options.

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

Other Commitments

We have an accumulated deficit of $334.2 million as of June 30, 2023. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and, to a lesser extent, currency fluctuations related to our clinical operations outside the U.S.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $168.4 million as of June 30, 2023, which consisted primarily of U.S. Treasury securities and money market accounts.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended June 30, 2023 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Government Investigations

On November 15, 2021, the Company disclosed that certain government agencies had asked the Company to provide corporate information and documents. These were confidential requests. The Company has been voluntarily cooperating and intends to continue to cooperate with these inquiries. No government agency has informed the Company that it has found evidence of research misconduct or wrongdoing by the Company or its officers, employees or directors. No government agency has filed any claims or charges relating to these inquiries. We cannot predict the outcome or impact of these ongoing matters, including whether a government agency may pursue an enforcement action against the Company or others.

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

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of our securities between September 14, 2020 and July 26, 2022. On May 11, 2023, the court dismissed with prejudice plaintiffs’ claims against (deceased) defendant Nadav Friedmann, PhD, MD, but otherwise denied defendants’ motion to dismiss. Defendants filed an answer to the consolidated amended complaint on July 3, 2023. We believe the claims are without merit and intend to defend against these lawsuits vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the U.S. District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s board of directors. This complaint relies on allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. Since November 4, 2021, four additional shareholder derivative actions were filed alleging substantially similar claims, two in the U.S. District Court for the Western District of Texas, one in Texas state court (Travis County District Court) and one in the Delaware Court of Chancery. On July 5, 2022, the three federal court actions were consolidated into a single action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The following exhibits have been filed with this report:

Incorporated by
Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	10-K	2/28/2023	3.4
10.1	Capital On DemandTM Sales Agreement, dated as of May 1, 2023, between Cassava Sciences, Inc. and JonesTrading Institutional Services LLC	8-K	5/1/2023	1.1
10.2*†	Cassava Sciences, Inc. 2020 Cash Incentive Bonus Plan (As Amended March 16, 2023).				X
10.3*	Cassava Sciences Non-Employee Director Compensation Plan				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

† Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and the type of information that the Company treats as private or confidential.

* Management contract, compensatory plan or arrangement.

+The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: August 3, 2023	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: August 3, 2023	(Principal Financial and Accounting Officer)