Form 10-Q
period 2023-09-30
CASSAVA SCIENCES INC
filed 2023-11-07
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	42,174,062
Shares Outstanding as of November 2, 2023

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except share and par value data)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$142,350	$201,015
Prepaid expenses and other current assets	7,834	10,211
Total current assets	150,184	211,226
Operating lease right-of-use assets	—	122
Property and equipment, net	22,077	22,864
Intangible assets, net	268	622
Total assets	$172,529	$234,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,492	$4,017
Accrued development expense	7,344	2,280
Accrued compensation and benefits	187	170
Operating lease liabilities, current	—	104
Other current liabilities	391	492
Total current liabilities	17,414	7,063
Operating lease liabilities, non-current	—	35
Other non-current liabilities	—	197
Total liabilities	17,414	7,295
Commitments and contingencies (Notes 9, 10 and 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 42,129,798 and 41,735,557 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	42	42
Additional paid-in capital	514,923	511,049
Accumulated deficit	(359,850)	(283,552)
Total stockholders' equity	155,115	227,539
Total liabilities and stockholders' equity	$172,529	$234,834

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development, net of grant reimbursement	$23,603	$18,526	$70,692	$50,380
General and administrative	4,276	2,819	12,476	8,703
Total operating expenses	27,879	21,345	83,168	59,083
Operating loss	(27,879)	(21,345)	(83,168)	(59,083)
Interest income	2,005	878	6,254	1,223
Other income, net	223	210	616	748
Net loss	$(25,651)	$(20,257)	$(76,298)	$(57,112)
Net loss per share, basic and diluted	$(0.61)	$(0.51)	$(1.82)	$(1.43)
Shares used in computing net loss per share, basic and diluted	42,002	40,050	41,845	40,009

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2021	40,016,792	$40	$461,181	$(207,306)	$253,915
Stock-based compensation for:
Stock options for employees	—	—	471	—	471
Stock options for non-employees	—	—	24	—	24
Issuance of common stock pursuant to exercise of stock options	14,488	—	211	—	211
Net loss	—	—	—	(17,527)	(17,527)
Balance at March 31, 2022	40,031,280	$40	$461,887	$(224,833)	$237,094
Stock-based compensation for:
Stock options for employees	—	—	462	—	462
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	66,637	—	119	—	119
Net loss	—	—	—	(19,328)	(19,328)
Balance at June 30, 2022	40,097,917	$40	$462,491	$(244,161)	$218,370
Stock-based compensation for:
Stock options for employees	—	—	447	—	447
Stock options for non-employees	—	—	23	—	23
Expiration of restricted stock Performance Awards	(57,143)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	18,740	—	136	—	136
Net loss	—	—	—	(20,257)	(20,257)
Balance at September 30, 2022	40,059,514	$40	$463,097	$(264,418)	$198,719

Balance at December 31, 2022	41,735,557	$42	$511,049	$(283,552)	$227,539
Stock-based compensation for:
Stock options for employees	—	—	650	—	650
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	13,878	—	64	—	64
Net loss	—	—	—	(24,271)	(24,271)
Balance at March 31, 2023	41,749,435	$42	$511,786	$(307,823)	$204,005
Stock-based compensation for:
Stock options for employees	—	—	812	—	812
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	170,092	—	889	—	889
Net loss	—	—	—	(26,376)	(26,376)
Balance at June 30, 2023	41,919,527	$42	$513,510	$(334,199)	$179,353
Stock-based compensation for:
Stock options for employees	—	—	926	—	926
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	210,271	—	464	—	464
Net loss	—	—	—	(25,651)	(25,651)
Balance at September 30, 2023	42,129,798	$42	$514,923	$(359,850)	$155,115

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(76,298)	$(57,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,457	1,450
Depreciation	817	533
Amortization of intangible assets	357	379
Changes in operating assets and liabilities:
Prepaid and other current assets	2,377	2,790
Operating lease right-of-use assets and liabilities	(17)	(6)
Accounts payable and accrued expenses	5,815	(3,592)
Accrued development expense	5,064	1,293
Accrued compensation and benefits	17	(1,717)
Other liabilities	(298)	(212)
Net cash used in operating activities	(59,709)	(56,194)
Cash flows from investing activities:
Purchase of property and equipment	(373)	(3,047)
Net cash used in investing activities	(373)	(3,047)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,417	466
Net cash provided by financing activities	1,417	466
Net decrease in cash and cash equivalents	(58,665)	(58,775)
Cash and cash equivalents at beginning of period	201,015	233,437
Cash and cash equivalents at end of period	$142,350	$174,662

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $359.9 million at September 30, 2023. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

●	Level 1 includes quoted prices in active markets.
●

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

●	Level 3 includes unobservable inputs that are supported by little or no market activity. The Company does not have any financial instruments where the fair value is based on Level 3 inputs.

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at September 30, 2023 and December 31, 2022.

Business Segments

The Company reports segment information based on how it internally evaluates the operating performance of its business units, or segments. The Company’s operations are confined to one business segment: the development of novel drugs and diagnostics.

Proceeds from Grants

During the three and nine months ended September 30, 2023, there were no reimbursements received pursuant to National Institutes of Health (“NIH”) research grants. During the three and nine months ended September 30, 2022, the Company received reimbursements totaling $0.4 million and $0.9 million, respectively, pursuant to NIH research grants. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(25,651)	$(20,257)	$(76,298)	$(57,112)
Denominator:
Shares used in computing net loss per share, basic and diluted	42,002	40,050	41,845	40,009
Net loss per share, basic and diluted	$(0.61)	$(0.51)	$(1.82)	$(1.43)

Dilutive common stock options excluded from net loss per share, diluted	1,780	1,946	1,938	2,064

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

Property and equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Owned buildings and related improvements have estimated useful lives of 39 years and approximately 10 years, respectively. Tenant improvements are amortized using the straight-line method over the useful lives of the improvements or the remaining term of the corresponding leases, whichever is shorter. The remaining term of the corresponding leases is approximately 0.6 years.

Property and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment are considered to be impaired, an impairment loss is recognized.

Intangible assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements, which is approximately 0.5 years at September 30, 2023.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2023 and  December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid insurance	$1,136	$874
Contract research organization and other deposits	5,224	9,177
Interest receivable	1,285	—
Other	189	160
Total prepaid expenses and other current assets	$7,834	$10,211

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

Note 4. Real Property

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. This property is intended to accommodate the Company’s anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex has approximately 90,000 square feet of rentable space. At September 30, 2023, the property was over 60% leased. The Company also occupies approximately 25% of the property.

The Company records the net income from building operations and leases as other income, net, as leasing is not core to the Company’s operations. Building depreciation and amortization for space not occupied by the Company is included in general and administrative expense. Building depreciation and amortization for space occupied by the Company are allocated between general and administrative expense and research and development expense. Components of other income, net, for the periods presented were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Lease revenue	$583	$620	$1,699	$1,780
Property operating expenses	(360)	(410)	(1,083)	(1,032)
Other income, net	$223	$210	$616	$748

Note 5. Property and equipment

The components of property and equipment, net, as of September 30, 2023 and  December 31, 2022 were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	494	470
Tenant improvements	3,018	3,016
Furniture and equipment	868	851
Construction in progress	—	13
Gross property and equipment	$24,094	$24,064
Accumulated depreciation	(2,017)	(1,200)
Property and equipment, net	$22,077	$22,864

Depreciation expense for property and equipment was $273,000 and $181,000 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense for property and equipment was $817,000 and $533,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 6. Intangible assets

The components of intangible assets, net, as of  September 30, 2023 and  December 31, 2022 were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	293	290
Gross intangible assets	$1,346	$1,343
Accumulated amortization	(1,078)	(721)
Intangible assets, net	$268	$622

Amortization expense for intangible assets was $119,000 for the three months ended September 30, 2023 and 2022. Amortization expense for intangible assets was $357,000 and $379,000 for the nine months ended September 30, 2023 and 2022, respectively.

Amortization expense for finite-lived intangible assets as of September 30, 2023 is expected to be as follows (in thousands):

For the year ending December 31,
2023	$97
2024	167
2025	4
Total amortization	$268

Note 7. Stockholders’ Equity and Stock-Based Compensation Expense

2022 Registered Direct Offering

On November 22, 2022, the Company completed a common stock offering pursuant to which certain investors purchased 1,666,667 shares of common stock at a price of $30.00 per share. Net proceeds of the offering were approximately $47.3 million after deducting offering expenses.

At-the-Market Common Stock Offering

On May 1, 2023, the Company entered into an at-the-market offering program (“ATM”) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $200 million in common stock pursuant to a shelf registration statement that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 1, 2023 and became effective immediately upon filing. The Company is obligated to pay a commission of up to 3% of the gross proceeds from the sale of shares of common stock in the offering. The Company is not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the three and nine months ended September 30, 2023.

In March 2020, the Company entered into an at-the-market offering program (“2020 Program”) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the SEC on May 5, 2020. The Company gave notice of termination for the 2020 Program on April 26, 2023, which was effective May 1, 2023. There were no common stock sales under the 2020 Program through its termination.

Stock Option and Performance Award Activity in 2023

During the nine months ended September 30, 2023, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2022	2,529,448	7,142
Options granted	132,000	—
Options exercised	(495,299)	—
Options forfeited/canceled	(7,142)	—
Outstanding as of September 30, 2023	2,159,007	7,142

The weighted average exercise price per share of options outstanding at September 30, 2023 was $13.71. As outstanding options vest over the current remaining vesting period of 2.3 years, the Company expects to recognize stock-based compensation expense of $8.0 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $0.1 million over the implicit service period.

During the three months ended September 30, 2023, there were 214,124 stock options exercised. Of the stock options exercised, 3,853 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $464,000 during the three months ended September 30, 2023.

During the nine months ended September 30, 2023, there were 495,299 stock options exercised. Of the stock options exercised, 101,058 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $1,417,000 during the nine months ended September 30, 2023.

Subsequent to September 30, 2023, there were 800,000 stock options granted to officers and employees at an exercise price of $17.54 per share.

Stock-based Compensation Expense in 2023

During the three and nine months ended September 30, 2023 and 2022, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$405	$399	$1,186	$1,234
General and administrative	544	70	1,271	216
Total stock-based compensation expense	$949	$469	$2,457	$1,450

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

Note 8. Income Taxes

The Company did not provide for income taxes during the three and nine months ended September 30, 2023, because it has projected a net loss for the full year 2023 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and nine months ended September 30, 2022.

Note 9. Commitments

Right-of-use Asset and Liability

The Company had an operating lease for approximately 6,000 square feet of office space in Austin, Texas with an expiration of April 30, 2024. The Company and the landlord consented to early terminate this lease on February 22, 2023 with no continuing obligations.

There was no rent expense for the three months ended September 30, 2023. Rent expense for the three months ended  September 30, 2022 totaled $41,000.

Rent expense for the nine months ended September 30, 2023 and 2022 totaled $24,000 and $123,000, respectively.

There was no cash paid for operating lease liabilities during the three months ended September 30, 2023. Cash paid for operating lease liabilities during the three months ended  September 30, 2022 totaled $41,000.

Cash paid for operating lease liabilities during the nine months ended September 30, 2023 and 2022 totaled $24,000 and $124,000, respectively.

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

Note 10.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a "Merger Transaction") or (2) the Compensation Committee of the Board (the "Compensation Committee") determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of September 30, 2023.

Plan participants will be paid all earned cash bonuses in the event of a Merger Transaction.

As of December 31, 2022, the Company’s independent directors were participants in the Plan. However, effective March 16, 2023, the Board amended the Plan to remove all independent directors as participants in the Plan and the independent directors consented to such removal. The independent directors’ share of potential benefits under the Plan were completely forfeited to the Company and will not be allocated to any other participant under the Plan. The Company’s independent directors have not received, and as a result of such amendment will never receive, any payments under the Plan.

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

No Valuation Milestones were achieved during 2022 or the nine months ended September 30, 2023.

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

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of the Company’s securities between September 14, 2020 and July 26, 2022. On May 11, 2023, the court dismissed with prejudice plaintiffs’ claims against defendant Nadav Friedmann, PhD, MD, our former Chief Medical Officer and a Company director, who is now deceased, but otherwise denied defendants’ motion to dismiss. Defendants filed an answer to the consolidated amended complaint on July 3, 2023. The Company believes the claims are without merit and intends to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the U.S. District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. This complaint relies on the allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. Since November 4, 2021, four additional shareholder derivative actions were filed alleging substantially similar claims, two in the U.S. District Court for the Western District of Texas, one in Texas state court (Travis County District Court) and one in the Delaware Court of Chancery. On July 5, 2022, the three federal court actions were consolidated into a single action.

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s Board. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the 2020 Cash Incentive Bonus Plan in August 2020. The complaints seek unspecified compensatory damages and other relief. On January 6, 2023, the plaintiffs filed an amended complaint. Defendants filed a partial answer to the amended complaint on March 10, 2023, and moved to partially dismiss the amended complaint on March 14, 2023. Defendants’ motion to dismiss remains pending. Although the plaintiffs in this derivative case do not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

●	the expected safety profile or treatment benefits of simufilam for people with Alzheimer’s disease in our on-going Phase 3 studies;
●	our reliance on third-party contractors to conduct the clinical trials and make drug supply on a large-scale for our Phase 3 clinical program, or their ability to do so on-time or on-budget;
●

limitations around data interpretation from results of our Cognition Maintenance Study (CMS) and long-term open-label study, as compared to efficacy results from a fully completed Phase 3 clinical program;

●	the ability of clinical scales to assess cognition or health in our trials of Alzheimer’s disease;
●	any significant changes we may make, or anticipate making, to the design of any of our on-going studies of simufilam in patients with Alzheimer’s disease;
●	our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases;
●	the impact of pre-clinical findings on our ability to develop our product candidates;
●	the interpretation of results from our pre-clinical or early clinical studies, such as Phase 1 and Phase 2 studies;
●	our plans to further develop SavaDx, our investigational blood-based diagnostic, and to evaluate a non-antibody approach for SavaDx;
●	our ability or willingness to expand therapeutic indications for simufilam outside of Alzheimer’s disease;
●	the safety, efficacy, or potential therapeutic benefits of our product candidates;
●	our ability to file for and obtain regulatory approval of our product candidates;
●	our strategy and ability to establish an infrastructure to commercialize any product candidates, if approved;
●	the potential future revenues of our product candidates, if approved and commercialized;
●	the market acceptance of our product candidates, if approved and commercialized;
●	the pricing and reimbursement of our product candidates, if approved and commercialized;
●	the utility of protection, or the sufficiency, of our intellectual property;
●	our potential competitors or competitive products for the treatment of Alzheimer’s disease;
●	our need to raise new capital from time to time to continue our operations or to expand our operations;
●	our use of multiple third-party vendors, including a Clinical Research Organization (CRO), to conduct clinical studies of our lead product candidate;
●	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
●	our expenses increasing by unanticipated amounts due to inflation;
●	fluctuations in our financial or operating results;
●	our operating losses, anticipated operating and capital expenditures and legal expenses;
●	expectations regarding the issuance of shares of common stock, options or other equity to employees or directors pursuant to equity compensation awards, net of employment taxes;

●	the development and maintenance of our internal information systems and infrastructure;
●	our need to hire additional personnel and our ability to attract and retain such personnel;
●	existing regulations and regulatory developments in the United States and other jurisdictions in which we operate;
●	our plans to expand the size and scope of our operations;
●	the sufficiency of our current resources to continue to fund our operations;
●	potential future agreements with third parties in connection with the commercialization of our product candidates;
●	the accuracy of our estimates regarding expenses, capital requirements, and needs for additional financing;
●	assumptions and estimates used for our disclosures regarding stock-based compensation;
●	the expense, timing and outcome of pending or future litigation or other legal proceedings and claims, including government inquiries; and
●	litigation, claims or other uncertainties that may arise from allegations made against us or our collaborators.

Such forward-looking statements and our business involve risks and uncertainties, including, but not limited to the following:

●	We have a limited operating history in our business targeting Alzheimer’s disease and no products approved for commercial sale.
●

Research and development of biopharmaceutical products is a highly uncertain undertaking and involves a substantial degree of risk and our business is heavily dependent on the successful development of our product candidates.

●	We are concentrating a substantial portion of our research and development efforts on the diagnosis and treatment of Alzheimer’s disease, an area of research that has recorded many clinical failures.
●	We may encounter substantial delays in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
●

Our clinical trials may fail to demonstrate evidence of the safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and the commercialization of our product candidates.

●	We may need to obtain substantial additional financing to complete the development and any commercialization of our product candidates.
●	We are a small company with no sales force and may not be successful in our efforts to commercialize any product candidates which are approved.
●	Our CRO, contract manufacturers and other third party vendors may fail to perform as anticipated.
●	We may be unable to protect our intellectual property rights or trade secrets.
●	We may be subject to third-party claims of intellectual property infringement.
●	We may not succeed in our maintenance or pursuit of licensing rights or third-party intellectual property necessary for the development of our product candidates.
●	Enacted or future legislation or regulatory actions may adversely affect our product pricing, or limit the reimbursement we may receive for our products.
●

A significant breakdown, security breach or interruption affecting our internal computer systems, or those used by our third-party vendors and research collaborators, may compromise the confidentiality of our financial or other proprietary information, result in material disruptions of our products and operations and adversely affect our reputation.

●	We may be unsuccessful at hiring and retaining qualified personnel.
●	We and certain of our directors and executive officers have been named as defendants in lawsuits that could result in substantial costs and divert management’s attention.
●	Recessionary fears, high interest rates, inflation or other macroeconomic or political factors beyond our control may reduce demand for office space in the Austin, Texas area and may cause the market value of our commercial real estate property to decline.
●	We may fail to find new tenants to occupy office space that may become vacant and available for lease in the future.

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

This Form 10-Q may also contain statistical data and drug information received from our independent consultants or based on industry publications or other publicly available information. We have not independently verified the accuracy or completeness of the data contained in these sources of data and information. Accordingly, we make no representations as to the accuracy or completeness of such data and information. You are cautioned not to give undue weight to such data and information.

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

We currently have two biopharmaceutical assets under development:

●	our lead therapeutic product candidate, called simufilam, is a novel oral treatment for Alzheimer’s disease dementia; and
●	our lead investigational diagnostic product candidate, called SavaDx, is a novel way to detect the presence of Alzheimer’s disease from a small sample of blood.

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

Top-line Results – mean scores, baseline to month 12 (lower is better, except for MMSE):

●	ADAS-Cog11 scores changed from 19.1 (±9.2) to 19.6 (±13.3)
●	MMSE scores changed from 21.5 (±3.6) to 20.2 (±6.4)
●	NPI10 scores changed from 3.2 (±4.6) to 2.9 (±4.6)
●	GDS scores changed from 1.8 (±1.8) to 1.4 (±1.9)

Response Analysis – baseline to month 12

●	ADAS-Cog scores improved in 47% of patients; this group had a mean change of -4.7 (±3.8) points (lower is better).
●	In an additional 23% of patients, ADAS-Cog declined less than 5 points; this group had a mean change of 2.5 (±1.4) points.
●	Patients with an NPI10 score of zero increased from 42% to 54%, indicating reduced dementia-related neuropsychiatric symptoms after 1 year on simufilam.

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

Alzheimer’s is a progressive disease. Severity of disease is typically assessed by MMSE score. In this study, mild patients are MMSE 21-26; moderate patients are MMSE 16-20. Mild and moderate sub-groups showed notable differences on changes in ADAS-Cog mean scores, baseline to month 12 (lower is better):

●	In the mild sub-group, ADAS-Cog scores improved, from 15.0 (±6.3) to 12.6 (±7.8)
●	In the moderate sub-group, ADAS-Cog scores worsened, from 25.7 (±9.2) to 30.1 (±13.1)

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

P-values shown below are baseline vs. 6-month levels by paired t-test:

●	CSF biomarkers of disease pathology, t-tau and p-tau181, decreased 38% and 18%, respectively (both p<0.00001)
●	CSF biomarkers of neurodegeneration, neurogranin and neurofilament light chain (NfL), decreased 72% and 55%, respectively (both p<0.00001)
●	CSF biomarkers of neuroinflammation, sTREM2 and YKL-40, decreased 65% and 44% (both p<0.00001)

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

1 Figure 1: Forest plot model by our independent consultant, Pentara Corporation. Data was sourced from non-randomized studies (i.e., ADNI) and randomized, controlled trials conducted by other sponsors in patients with early (i.e., MCI + mild) and mild Alzheimer’s disease.

Cognition Maintenance Study (aka, Randomized Withdrawal Study)

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

Table 2: Results of Randomized Withdrawal Study – cognitive change, mild patients

Mild Patients	Simufilam 100 mg (N= 40)	Placebo (N= 36)	Numerical Difference	Percent Difference
6-month Changes in ADAS-Cog	0.6 point Improvement	0.6 point Decline	–1.1	205% in favor of drug

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

1 Figure 3: Forest plot by our independent consultant, Pentara Corporation. Data was sourced from the placebo groups in randomized, controlled trials of monoclonal antibodies conducted by other sponsors in Alzheimer’s disease (MMSE 20-30).

Safety Data

Simufilam 100 mg twice daily was safe and well tolerated in this study. There were no drug-related serious adverse events. No treatment-emergent adverse events (TEAEs) occurred in 5% or more of study participants in the CMS, except for COVID-19 which was reported in 6% of patients on drug vs 5% of patients on placebo, and falls, which was reported in 5% of patients on placebo vs 1% of patients on drug.

Discussion

The CMS was a randomized withdrawal study. Patients who completed 12 months of open-label simufilam treatment were all invited to participate in the CMS. It is not known how long a washout period may be needed to remove lingering drug effects, if any, from prior treatment with open-label simufilam for 12 months.

In this small study of oral simufilam in patients with mild-to-moderate Alzheimer’s disease, the pre-specified cognitive endpoint showed a 38% decline in ADAS-Cog over six months in favor of simufilam (not statistically significant), with good drug safety. Effects were pronounced in mild patients. Mean baseline MMSE and ADAS-Cog scores were approximately balanced given the small size of each arm.

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

Special Protocol Assessments

In August 2021, we announced that we had reached agreement with FDA under a Special Protocol Assessment (SPA) for both Phase 3 studies. These SPA agreements document that FDA has reviewed and agreed upon the key design features of our Phase 3 study protocols of simufilam for the treatment of patients with Alzheimer’s disease.

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

Phase 3 Clinical Program Overview

Our Phase 3 program consists of two large, double-blind, randomized, placebo-controlled studies of simufilam in patients with mild-to-moderate Alzheimer’s disease dementia. Both studies are designed to measure changes in cognition and function during their treatment period. Highlights of this clinical program are summarized in Figure 4.

In June 2021, we announced the selection of Premier Research International as our CRO to help conduct our Phase 3 clinical program. Phase 3 clinical sites are located in the United States, Canada, Puerto Rico, Australia, and South Korea.

1 ADAS-Cog = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale, a measure of cognition

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3 iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

Figure 4. Summary of Our Phase 3 Clinical Program

RETHINK-ALZ and REFOCUS-ALZ

In Fall 2021, we announced initiation of our two Phase 3 studies of simufilam in mild-to-moderate Alzheimer’s disease dementia. By early November 2023, we had announced the completion of patient enrollment in both Phase 3 studies. A total of approximately 1,900 patients have enrolled in these studies.

Our first Phase 3 study, called RETHINK-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg over 52 weeks. Details of the RETHINK-ALZ Phase 3 study include:

►	Enrollment completed – approximately 800 patients with mild-to-moderate Alzheimer’s disease dementia.
►	Patients are randomized (1:1) to simufilam 100 mg or placebo twice daily.
►	Patients are treated for 12 months.
►	The co-primary efficacy endpoints are ADAS-Cog12[1], a cognitive scale, and ADCS-ADL[2], a functional scale; both are standard clinical tools in trials of Alzheimer’s disease.
►	A secondary efficacy endpoint is iADRS[3], a standard clinical tool in trials of Alzheimer’s disease that combines cognitive and functional scores from ADAS-Cog & ADCS-ADL.
►	Other secondary endpoints include plasma biomarkers of disease and NPI[4], a clinical tool that assesses the presence and severity of dementia-related behavior.

Our second Phase 3 study, called REFOCUS-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg over 76 weeks. Details of the REFOCUS-ALZ Phase 3 study include:

►	Enrollment completed – approximately 1,100 patients with mild-to-moderate Alzheimer’s disease dementia.
►	Patients are randomized (1:1:1) to simufilam 100 mg, 50 mg, or placebo BID.
►	Patients are treated for 76 weeks.
►	The co-primary efficacy endpoints are ADAS-Cog12[1], a cognitive scale, and ADCS-ADL[2], a functional scale; both are widely used clinical tools in trials of Alzheimer’s disease.
►	A secondary efficacy endpoint is iADRS[3], a widely used clinical tool in trials of Alzheimer’s disease that combines cognitive and functional scores from ADAS-Cog & ADCS-ADL.
►	Other secondary endpoints include CSF, plasma and imaging biomarkers of disease and NPI[4], a clinical tool that assesses the presence and severity of dementia-related behavior.

1 ADAS-Cog = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale, a measure of cognition

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3 iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

4 Neuropsychiatric Inventory (NPI)

Phase 3 Entry Criteria Includes a Plasma Assay for Phosphorylated Tau (pTau)

We believe plasma levels of pTau proteins can provide independent confirmation of Alzheimer’s neuropathology. RETHINK-ALZ and REFOCUS-ALZ studies use a ‘research use only’, non-safety related exploratory P-tau181 plasma assay to qualify mild-to-moderate Alzheimer’s patients. The plasma assay we use does not rely on age, APOE-gene status or complex algorithms to provide a result.

Data and Safety Monitoring Board (DSMB)

In September 2023, we announced a positive interim safety review of simufilam in on-going Phase 3 clinical trials in patients with Alzheimer’s disease. A scheduled meeting of a DSMB recommended that both of our Phase 3 studies of simufilam continue as planned, without modification. This DSMB only reviewed patient safety. It did not assess drug efficacy.

Interim MRI Safety Data

In October 2023, we announced a potentially significant safety finding based on interim magnetic resonance imaging (MRI) brain data from Alzheimer’s patients who are enrolled in a Phase 3 clinical trial of simufilam. These MRI data suggest simufilam is not associated with treatment-emergent amyloid-related imaging abnormalities, or ARIA. MRIs were all analyzed for ARIA by independent, board-certified neuroradiologists.

ARIA is a medical term used to describe a spectrum of brain MRI imaging abnormalities, such as brain swelling and brain bleeds. ARIA is also a known risk factor for Alzheimer’s patients taking the class of drugs known as monoclonal antibodies directed against amyloid. In contrast to such class of drugs, simufilam is a small-molecule (oral) drug candidate.

The new safety finding is based on an independent, interim neuroradiological evaluation of brain MRIs taken at week 40 in a blinded sub-study of 180 Alzheimer’s patients enrolled in our on-going 76-week Phase 3 clinical trial of simufilam in mild-to-moderate Alzheimer’s (NCT#05026177). Final MRI data is expected at the conclusion of this Phase 3 study.

Open-label Extension Study for the Phase 3 Program

In October 2022, we announced the initiation of an open-label extension study for our Phase 3 program. This study is designed to provide no-cost access to oral simufilam for up to one year to Alzheimer’s patients who have successfully completed a Phase 3 study of simufilam and who meet other entry criteria.

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

Publication Confirming Mechanism of Action of Simufilam

In September 2023, we announced the publication of new research that confirms the biological activity of simufilam. Researchers at the Cochin Institute (Paris, France) used a highly precise cell-based assay to show that simufilam interrupts amyloid binding to the α7 nicotinic acetylcholine receptor (α7nAChR). We believe this protein interaction underlies simufilam’s mechanism of action in Alzheimer’s disease. The research appears in a special issue of International Journal of Molecular Sciences, a peer-reviewed scientific publication.

Publication Showing Simufilam Suppresses Overactive mTOR

In June 2023, we announced the publication of new research that showed the effects of simufilam on mTOR. Scientific literature shows overactive mTOR plays a key role in aging, Alzheimer’s disease and other conditions. When functioning normally, mTOR monitors cellular needs and is activated by insulin. The new published research shows mTOR is overactive in lymphocytes isolated from blood collected from Alzheimer's patients versus healthy controls. After oral administration of simufilam 100 mg twice daily to Alzheimer's patients for 28 days, lymphocytes showed normalized mTOR activity and restored mTOR sensitivity to insulin. These data suggest a meaningful impact of simufilam on mTOR signaling. The research appeared in Frontiers in Aging, a peer-reviewed scientific publication.

SavaDx

Our investigational product candidate, called SavaDx, is early-stage program focused on detecting the presence of Alzheimer’s disease from a small sample of blood. For business, technical and personnel reasons, we continue to prioritize the development of simufilam, our novel drug candidate, over SavaDx, our novel diagnostic candidate. SavaDx is a research-use only, non-safety related exploratory biomarker. SavaDx accounts for 1% or less of our research budget.

The regulatory pathway for SavaDx may eventually include formal analytical validation studies and clinical studies that support evidence of sensitivity, specificity and other variables in various healthy and diseased patient populations. We have not conducted such studies and do not expect to conduct such studies in 2023.

SavaDx is currently designed as an antibody-based detection system for altered filamin A (FLNA). Working with third parties, we are evaluating the use of mass spectrometry to detect FLNA, i.e., without the use of antibodies. These evaluations are on-going.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $359.9 million at September 30, 2023. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of clinical and preclinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of enrollment rates of clinical trials for our product candidates, timing of preclinical activities and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase in the future as we:

●	continue our ongoing Phase 3 program with simufilam;
●	manufacture large-scale supplies for simufilam;
●	conduct other preclinical and clinical studies for our product candidates;
●	seek regulatory approvals for our product candidates;
●	develop, formulate, manufacture and commercialize our product candidates;
●	implement additional internal systems and develop new infrastructure;
●	acquire or in-license additional products or technologies, or expand the use of our technology;
●	maintain, defend and expand the scope of our intellectual property;
●	incur costs related to legal proceedings and claims, including U.S. government inquiries; and
●	hire additional personnel.

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

We focus substantially all of our research and development efforts in the development of simufilam. Research and development expenses for our investigational diagnostic product candidate, SavaDx, represented less than 1% of total research and development expenses for the periods presented. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Clinical trials	$19,532	$14,778	$57,018	$39,592
Pre-clinical projects	1,290	1,022	4,464	2,411
Chemical, Manufacturing and Controls costs (“CMC costs”)	602	668	2,834	2,080
Personnel related	1,450	1,365	4,273	4,278
Stock-based compensation	405	399	1,186	1,234
Other	324	294	917	785
	$23,603	$18,526	$70,692	$50,380

Clinical trial costs include the costs of our CRO. CMC costs include costs related to our contract development and manufacturing organizations. Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs such as facilities.

During the three and nine months ended September 30, 2023, we did not receive reimbursement from NIH research grants. During the three and nine months ended September 30, 2022, we received $0.4 million and $0.9 million from NIH research grants, respectively. These reimbursements were recorded as a reduction to our research and development expenses.

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

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2023 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 28, 2023.

Results of Operations – Three and Nine Months Ended September 30, 2023 and 2022

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

●	clinical trials,
●	pre-clinical testing,
●	clinical supplies and related formulation and design costs, and
●	compensation and other personnel-related expenses.

Research and development expenses were $23.6 million and $18.5 million during the three months ended September 30, 2023 and 2022, respectively. This 27% increase was due primarily to increasing enrollment and costs to conduct the ongoing Phase 3 clinical program and open-label studies in simufilam compared to the prior year.

Research and development expenses were $70.7 million and $50.4 million during the nine months ended September 30, 2023 and 2022, respectively. This 40% increase was due primarily to increasing enrollment and costs to conduct the ongoing Phase 3 clinical program and open-label studies in simufilam as well as higher preclinical costs compared to the prior year.

We expect research and development expense to continue to increase in 2023 compared to 2022 as we conduct a Phase 3 clinical program and other clinical studies with simufilam, continue to hire new personnel, manufacture drug supply, and continue our development efforts.

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

General and administrative expenses were $4.3 million and $2.8 million during the three months ended September 30, 2023 and 2022, respectively. The 52% increase was due primarily to $1.0 million in higher legal expenses due to ongoing legal matters as well as a $0.5 million increase in stock-based compensation expense due to new grant awards compared to the prior year.

General and administrative expenses were $12.5 million and $8.7 million during the nine months ended September 30, 2023 and 2022, respectively. The 43% increase was due primarily to $2.2 million in higher legal expenses due to ongoing legal matters, a $1.1 million increase in stock-based compensation expense due to new grant awards as well as an increase in headcount and personnel costs compared to the prior year.

We expect general and administrative expense for 2023 will continue to increase compared to 2022 due primarily to stock-based compensation increases due to new grant awards during the period and higher legal and professional fees related to ongoing securities class action and derivative lawsuits, governmental investigations as well the Company’s lawsuit against a hedge fund and certain individuals who we believe executed a “short and distort” campaign against the Company.

Interest Income

Interest income was $2.0 million and $0.9 million during the three months ended September 30, 2023 and 2022, respectively.

Interest income was $6.3 million and $1.2 million during the nine months ended September 30, 2023 and 2022, respectively.

The increase in interest income was due to increases in interest rates compared to the prior periods.

We expect interest income to continue to increase in 2023 compared to 2022 due to increases in interest rates.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $223,000 and $210,000 during the three months ended September 30, 2023 and 2022, respectively. Other income, net, was $0.6 million and $0.7 million during the nine months ended September 30, 2023 and 2022, respectively. Other income, net, was lower in the three and nine months ended September 30, 2023 as occupancy related expenses were higher in 2023 compared to the prior year periods as the Company began occupying approximately 25% of the property beginning late August 2022.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2023, cash and cash equivalents were $142.4 million.

2022 Registered Direct Offering

On November 22, 2022, we completed a common stock offering pursuant to which certain investors purchased 1,666,667 shares of common stock at a price of $30.00 per share. Net proceeds of the offering were approximately $47.3 million after deducting offering expenses.

At-the-Market Common Stock Offering

On May 1, 2023, we entered into an at-the-market offering program (“ATM”) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $200 million in common stock pursuant to a shelf registration statement that was filed with the SEC on May 1, 2023 and became effective immediately upon filing. We are obligated to pay a commission of up to 3% of the gross proceeds from the sale of shares of common stock in the offering. We are not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the three and nine months ended September 30, 2023.

In March 2020, we entered into an at-the-market offering program (“2020 Program”) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the SEC on May 5, 2020. We gave notice of termination for the 2020 Program effective on April 26, 2023, which was effective May 1, 2023. There were no common stock sales under the 2020 Program through its termination.

2020 Cash Incentive Bonus Plan Obligations

In August 2020, the Company's Board of Directors (the "Board") approved the 2020 Cash Incentive Bonus Plan (the "Plan"). The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a "Merger Transaction") or (2) the Compensation Committee determines the Company has sufficient cash on hand, as defined in the Plan. Plan participants will be paid all earned cash bonuses in the event of a Merger Transaction.

As of December 31, 2022, the Company’s independent directors were participants in the Plan. However, effective March 16, 2023, the Board amended the Plan to remove all independent directors as participants in the Plan and the independent directors consented to such removal. The independent directors’ share of potential benefits under the Plan were completely forfeited to the Company and will not be allocated to any other participant under the Plan. Our independent directors have not received, and as a result of such amendment will never receive, any payments under the Plan.

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

The Company’s potential financial obligation to plan participants at September 30, 2023 totaled $6.5 million (after the March 2023 Plan amendment), based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the year ended December 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $74.9 million up to a hypothetical maximum of $202.3 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No Valuation Milestones were achieved during the 2022 or the nine months ended September 30, 2023.

No actual cash payments were authorized or made to participants under the Plan as of September 30, 2023, or through the filing date of this Form 10-Q.

Use of Cash

Net cash used in operating activities was $59.7 million for the nine months ended September 30, 2023, resulting primarily from the net loss of $76.3 million, partially offset by an increase in accounts payable and accrued expenses of $5.8 million, an increase in accrued developmental expenses of $5.1 million, a decrease in in prepaid and other current assets of $2.4 million and stock-based compensation expense of $2.5 million.

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

Net cash used in investing activities during the nine months ended September 30, 2023 was $0.4 million as final payment was made on renovations and fixtures for our corporate headquarters.

Net cash used in investing activities during the nine months ended September 30, 2022 was $3.0 million related to renovations and fixtures for our corporate headquarters.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $1.4 million, from the exercise of stock options.

Net cash provided by financing activities during the nine months ended September 30, 2022 was $0.5 million, from the exercise of stock options.

Property and Leases

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. This property is intended to accommodate our anticipated growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. Our office complex has approximately 90,000 square feet of rentable space. At September 30, 2023, the property was over 60% leased. We occupy approximately 25% of the property since late August 2022. Virtually all tenant leases will expire in 2024. We believe tenant leases that expire in 2024 may not be extended, renewed or re-leased beyond their expiry date, in which case we will no longer receive rental payments or reimbursement for shared expense for such office space.

We previously leased a different location with approximately 6,000 square feet of office space pursuant to an operating lease in Austin, Texas expiring in April 2024. We and the landlord consented to early terminate this lease on February 22, 2023 with no continuing obligations.

Other Commitments

We have an accumulated deficit of $359.9 million as of September 30, 2023. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and, to a lesser extent, currency fluctuations related to our clinical operations outside the U.S.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $142.4 million as of September 30, 2023, which consisted primarily of U.S. Treasury securities and money market accounts.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended September 30, 2023 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of our securities between September 14, 2020 and July 26, 2022. On May 11, 2023, the court dismissed with prejudice plaintiffs’ claims against defendant Nadav Friedmann, PhD, MD, our former Chief Medical Officer and a Company director, who is now deceased, but otherwise denied defendants’ motion to dismiss. Defendants filed an answer to the consolidated amended complaint on July 3, 2023. We believe the claims are without merit and intend to defend against these lawsuits vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the U.S. District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. This complaint relies on allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. Since November 4, 2021, four additional shareholder derivative actions were filed alleging substantially similar claims, two in the U.S. District Court for the Western District of Texas, one in Texas state court (Travis County District Court) and one in the Delaware Court of Chancery. On July 5, 2022, the three federal court actions were consolidated into a single action.

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s Board. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the 2020 Cash Incentive Bonus Plan in August 2020. The complaints seek unspecified compensatory damages and other relief. On January 6, 2023, the plaintiffs filed an amended complaint. Defendants filed a partial answer to the amended complaint on March 10, 2023, and moved to partially dismiss the amended complaint on March 14, 2023. Defendants’ motion to dismiss remains pending. Although the plaintiffs in this derivative case do not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants.

We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10‑K. The risks and uncertainties described in our 2022 Annual Report on Form 10‑K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The following exhibits have been filed with this report:

		Incorporated by
		Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	9/13/2023	3.4
10.1	Capital On DemandTM Sales Agreement, dated as of May 1, 2023, between Cassava Sciences, Inc. and JonesTrading Institutional Services LLC	8-K	5/1/2023	1.1
10.2*†	Cassava Sciences, Inc. 2020 Cash Incentive Bonus Plan (As Amended March 16, 2023).	10-Q	8/3/2023	10.2
10.3*	Cassava Sciences Non-Employee Director Compensation Plan	10-Q	8/3/2023	10.3
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

†Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and the type of information that the Company treats as private or confidential.

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

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: November 7, 2023	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: November 7, 2023	(Principal Financial and Accounting Officer)