Form 10-K
period 2023-12-31
CASSAVA SCIENCES INC
filed 2024-02-28
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	SAVA	NASDAQ Capital Market
Warrants, exercisable for shares of Common Stock	SAVAW	NASDAQ Capital Market

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $967 million computed by reference to the last sales price of $24.52 as reported on the Nasdaq Capital Market, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2023. The number of shares outstanding of the Registrant's common stock, par value $0.001 per share, on February 26, 2024 was 43,225,211.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission, no later than 120 days after the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CASSAVA SCIENCES, INC.

FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS AND NOTICES

This Annual Report on Form 10-K, including the portions of our definitive Proxy Statement incorporated by reference herein, contains “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995. We intend that such forward-looking statements be protected by the safe harbor created thereby.  All statements other than statements of present or historical facts contained in this Annual Report, including statements anticipating or otherwise relating to our future results of operations and financial position, future results of ongoing clinical trials, business strategy, plans and objectives for future operations, and anticipated events or trends, are forward-looking statements. In some cases, forward-looking statements are identified by terms such as “aim,” “anticipate,” “believe,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “will” and “would” or the negatives of these terms or other comparable terminology.

Examples of forward-looking statements include, but are not limited to, statements about:

●	the expected safety profile or treatment benefits, if any, of simufilam for people with Alzheimer’s disease in our on-going Phase 3 studies;
●	our reliance on third-party contractors to conduct all of our clinical and non-clinical trials and to make drug supply on a large-scale for our Phase 3 clinical program, or their ability to do so on-time or on-budget;
●

limitations around data interpretation from results of any of the three clinical phases of our 2-year safety study of simufilam in patients with Alzheimer’s disease, as compared to clinical results from randomized controlled trials;

●	the ability of clinical scales to assess cognition or health in our trials of Alzheimer’s disease;
●	any significant changes we may make, or anticipate making, to the design of any of our on-going Phase 3 studies of simufilam in patients with Alzheimer’s disease;
●	our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases;
●	the impact of pre-clinical findings on our ability to develop our product candidates;
●	the interpretation of results from our pre-clinical or early clinical studies, such as Phase 1 and Phase 2 studies;
●	our plans to further develop SavaDx, our investigational blood-based diagnostic product candidate;
●	our ability or willingness to expand therapeutic indications for simufilam outside of Alzheimer’s disease;
●	the safety, efficacy, or potential therapeutic benefits of our product candidates;
●	our use of exploratory ‘research use only’ non-safety related biomarkers in our clinical studies;
●	our ability to file for and obtain regulatory approval of our product candidates;
●	our strategy and ability to establish an infrastructure to commercialize any product candidates, if approved;
●	the potential future revenues of our product candidates, if approved and commercialized;
●	the market acceptance of our product candidates, if approved and commercialized;
●	the pricing and reimbursement of our product candidates, if approved and commercialized;
●	the utility of protection, or the sufficiency, of our intellectual property;
●	our potential competitors or competitive products for the treatment of Alzheimer’s disease;
●	our need to raise new capital from time to time to continue our operations or to expand our operations;
●	our use of multiple third-party vendors and collaborators, including a Clinical Research Organization (CRO), to conduct clinical and non-clinical studies of our lead product candidate;
●	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
●

our expenses or incurred costs increasing by material amounts in excess of budgeted amounts due to unexpected cost overruns, inflation, imperfect forecasting, increased scope of activities or other causes;

●	fluctuations in our financial or operating results;
●	our operating losses, anticipated operating and capital expenditures and legal expenses;
●	expectations regarding the issuance of shares of common stock, options or other equity to employees or directors pursuant to equity compensation awards, net of employment taxes;
●	expectations regarding the issuance of shares of common stock to holders of outstanding warrants that are exercised for cash;
●	the development and maintenance of our internal information systems and infrastructure;
●	our ability to minimize the likelihood and impact of adverse cybersecurity incidents in our information systems and infrastructure;

●	our need to hire additional personnel and our ability to attract and retain such personnel;
●	existing or emerging regulations and regulatory developments in the United States and other jurisdictions in which we operate;
●	our plans to expand the size and scope of our operations;
●	the sufficiency of our cash resources to continue to fund our operations;
●	potential future agreements with third parties in connection with the commercialization of our product candidates;
●	the accuracy of our estimates regarding expenses, capital requirements, and needs for additional financing;
●	assumptions and estimates used for our disclosures regarding stock-based compensation;
●	the expense, timing and outcome of pending or future litigation or other legal proceedings and claims, including U.S. government inquiries; and
●	litigation, claims or other uncertainties that may arise from allegations made against us or our collaborators.

The forward-looking statements in this Annual Report are based on our beliefs, assumptions and expectations of our future performance, events and developments, based on currently available information and plans. Forward-looking statements involve risks and uncertainties, and our actual results and the timing of events may differ materially from those discussed in the forward-looking statements. Such forward-looking statements include, but are not limited to, those described in “Item 1A. Risk Factors”, and investors should consider such risks before investing in our Company.  Accordingly, you should not place undue reliance upon any forward-looking statements.

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

In addition, statements that “we believe” or similar statements reflecting our beliefs, views, and opinions on the relevant subject are based upon information available to us as of the date of this Annual Report.  While we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and involve a number of assumptions and limitations, and you are cautioned not to unduly rely upon these statements.

Our research programs in neurodegeneration have historically benefited from scientific and financial support from the National Institutes of Health (NIH). The contents of this Annual Report are solely our responsibility and do not represent any views of NIH, the Department of Health and Human Services, or any other agency of the United States government, or any of our vendors, collaborators or unrelated third-parties.

All our pharmaceutical assets under development are investigational product candidates. These have not been approved for use in any medical indication by any regulatory authority in any jurisdiction and their safety, efficacy or other desirable attributes, if any, have not been established in any patient population. Consequently, none of our product candidates are approved or available for sale anywhere in the world.

Our clinical results from earlier-stage clinical trials may not be indicative of future results from later-stage or larger scale clinical trials and do not ensure regulatory approval. You should not place undue reliance on these statements or any scientific data we present or publish.

All of our earlier-stage clinical trials, i.e., all studies that are not in Phase 3 stage of development, involve a relatively small number of patients and limited data. Information and results generated from our early-stage studies do not constitute, and should not be interpreted as, evidence of safety or efficacy for simufilam in Alzheimer’s disease. Rigorous evidence for drug safety and efficacy is required for regulatory approval and is derived from one or more large, randomized, placebo-controlled Phase 3 studies. The design and limited size of our early-stage studies may introduce clinical or statistical bias or may generate results that may not fully distinguish between drug effects, if any, placebo effects and random variation. Different methods of statistical analysis on clinical data from the same study may lead to objectively different numerical results. These and other statistical and clinical features of our early-stage clinical studies add complexity or limitations to the scope of data interpretation. In addition, ‘top-line results’ is a summary of the clinical data prior to the completion of a full and final audit or quality-control of the clinical database. We generally communicate top-line results so that our stakeholders have timely access to a summary of a study’s findings prior to us receiving the final dataset. Final data may change from initial top-line data.

Unless otherwise noted, all clinical data in this Annual Report is statistically non-significant at a standard probability level of p<0.05. In addition, from time to time, our scientific research may include the use of exploratory biomarkers, typically labelled ‘research use only.’ They are understood to mean non-safety-related, investigational diagnostic products that are in the research phase of development and have not been approved by any regulatory agency to be effective, sensitive, specific, accurate, predictive or linked to a specific diagnosis or indication. At present there is no sufficiently reliable evidence that any observed treatment effect on such biomarkers is reasonably likely to predict clinical benefit.

National Clinical Trial (“NCT”) is an eight-digit identification number that http://www.ClinicalTrials.gov assigns a clinical study when it is registered with the National Library of Medicine, which is operated by the United States government.

Item 1.    Business

Overview

Cassava Sciences, Inc. is a clinical-stage biotechnology company based in Austin, Texas. Our mission is to detect and treat neurodegenerative diseases, such as Alzheimer’s disease. Our novel science is based on stabilizing – but not removing – a critical protein in the Alzheimer’s brain. Our lead therapeutic drug candidate, simufilam, is under clinical evaluation for the proposed treatment of Alzheimer’s disease dementia in Phase 3 clinical studies.

For over 12 years, we have combined state-of-the-art technology with new insights in neurobiology to develop novel solutions for Alzheimer’s disease and other neurodegenerative diseases. Our strategy is to leverage our unique scientific/clinical platform to develop a first-in-class program for treating neurodegenerative diseases, such as Alzheimer’s—a degenerative disease of the brain, where a patient’s cognition and health functions decline over time as the disease progresses and the patient moves from mild to moderate to, eventually, severe Alzheimer’s disease.

We currently have two biopharmaceutical assets under development:

●	our lead therapeutic product candidate, called simufilam, is a novel oral treatment for Alzheimer’s disease dementia; and
●	our lead investigational diagnostic product candidate, called SavaDx, is a novel way to detect the presence of Alzheimer’s disease from a small sample of blood.

Our scientific approach for the treatment of Alzheimer’s disease seeks to simultaneously suppress both neurodegeneration and neuroinflammation. We believe our ability to potentially improve multiple vital functions in the brain represents a new, different and crucial approach to address Alzheimer’s disease.

Our lead product candidate, simufilam, is a proprietary small molecule drug. Simufilam was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date.

Simufilam targets an altered form of a protein called filamin A (FLNA) in the Alzheimer’s brain. Published studies have demonstrated that the altered form of FLNA causes neuronal dysfunction, neuronal degeneration and neuroinflammation. Specifically, we believe simufilam disrupts amyloid binding to the α7 nicotinic acetylcholine receptor (α7nAChR), which underlies our drug’s primary mechanism of action in Alzheimer’s disease. More recent data also suggest a meaningful impact of simufilam on mTOR signaling. Because mTOR contributes to age-related cellular changes, simufilam’s suppression of mTOR overactivation, concurrent with improved insulin sensitivity, may slow certain aging processes and attenuate this pathological feature, potentially benefiting brain function and memory in Alzheimer’s disease and in aging.

We own exclusive, worldwide rights to our drug and diagnostic assets and related technologies, without royalty obligations to any third party. Our patent protection with respect to simufilam and use of simufilam for Alzheimer’s disease and other neurodegenerative diseases currently runs through 2039 and includes nine issued U.S. patents. Corresponding foreign filings have been made for each of the U.S. filings.

We are currently conducting two randomized placebo-controlled Phase 3 clinical trials of oral simufilam in patients with Alzheimer’s disease dementia. Both trials are fully enrolled. The trials have randomized a total of approximately 1,900 patients with mild to moderate Alzheimer’s disease at baseline. All efficacy data from our Phase 3 program remain blinded. There are no interim analyses on efficacy outcomes.

Our first Phase 3 study, called RETHINK-ALZ, is designed to evaluate the safety and efficacy of simufilam 100 mg tablets versus placebo over 52 weeks (NCT04994483). Top-line results of our 52-week Phase 3 study are anticipated approximately year-end 2024.

Our second Phase 3 study, called REFOCUS-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg tablets versus placebo over 76 weeks (NCT05026177). Top-line results of our 76-week Phase 3 study are anticipated approximately mid-year 2025.

Risk is Fundamental to the Drug Development Process

We are in the business of new drug discovery and development. Our research and development activities are long, complex, costly and involve a high degree of risk. Holders of our common stock should carefully read this Annual Report in its entirety, including “Item 1A. Risk Factors”. Because risk is fundamental to the process of drug discovery and development, you are cautioned to not invest in our publicly traded securities unless you are prepared to sustain a total loss of the money you have invested.

About Alzheimer’s Disease

Alzheimer’s is a degenerative disease of the brain that affects cognition, function and behavior. Over time, a patient’s cognition and health functions decline as the disease takes its toll. With disease progression, patients move from mild to moderate to, eventually, severe Alzheimer’s disease. Cognitive decline becomes more pronounced, and presumably more difficult to treat, in advanced stages of the disease.

An estimated 6.7 million Americans age 65 and older were living with Alzheimer's dementia in 2023, according to the Alzheimer’s Association. According to the same source, in 2011, the largest ever demographic generation of the American population — the baby-boom generation — started reaching age 65. By 2030, the segment of the U.S. population age 65 and older will have grown substantially, and the projected 74 million older Americans will make up over 20% of the total population. Because age is a well-known risk factor for Alzheimer’s dementia, new cases of Alzheimer’s dementia are expected to climb with the growth in the number of elderly Americans.

Our Scientific Approach is Different

Given the biopharmaceutical industry’s challenging track record in Alzheimer’s research and drug development, we believe there is an urgent need to consider innovative approaches to combat this disease.

For more than twelve years, we have developed a new and promising scientific approach for the treatment and diagnosis of neurodegenerative diseases, such as Alzheimer’s disease. Importantly, we do not seek to clear amyloid out of the brain. Rather, our novel science is based on stabilizing – but not removing – a critical protein in the brain.

Our scientific approach is to treat neurodegeneration by targeting an altered form of a scaffold protein called FLNA. Through years of basic research, we and our academic collaborators identified FLNA as a structurally altered protein that enables neurodegeneration and neuroinflammation pathways in the Alzheimer’s brain. We have shown that the altered form of FLNA is pervasive in the Alzheimer’s brain and essentially undetectable in healthy control brains.

Using scientific insight and lab techniques, we believe we have elucidated this protein dysfunction. Through this work, we have produced experimental evidence that altered FLNA plays a critical role in Alzheimer’s disease. We engineered a family of high-affinity, small molecules to target this structurally altered protein and restore its normal shape and function. This family of small molecules, including our lead therapeutic product candidate, simufilam, was designed in-house and characterized by our academic collaborators.

Our lead drug candidate, simufilam, is a small molecule (oral) drug with a novel mechanism of action. The target of simufilam is altered FLNA, the structurally altered protein in the brain that we seek to stabilize. Importantly, since simufilam has a unique mechanism of action, we believe its potential therapeutic effects may be additive or synergistic with existing drug treatments for Alzheimer’s disease dementia.

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

For over 100 years, scientists have ascribed various neurodegenerative diseases to proteins that misfold and are rendered pathological. In Alzheimer’s disease, certain proteins, such as amyloid and tau, lose their normal shape and function. Such misfolded proteins can break down or aggregate in clumps and form plaque or tangles in the brain. Destruction of neuronal synapses, accelerated death of neurons, and dysfunction of the brain support cells, are all widely believed to be direct consequences of misfolded proteins.

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

One drug, multiple effects

Simufilam binds to altered FLNA with very high (femtomolar) affinity. We believe simufilam improves brain health by reverting altered FLNA back to its native, healthy conformation, thus countering downstream toxic effects of altered FLNA. This drug effect restores the normal function of key brain receptors, including: the alpha-7 nicotinic acetylcholine receptor; the N-methyl-D-aspartate (NMDA) receptor; and the insulin receptor. These receptors have pivotal roles in brain cell survival, cognition and memory. In addition, recent data suggest a beneficial impact of simufilam on mTOR signaling.

We have generated and published experimental evidence of improved brain health by restoring altered FLNA with simufilam. In animal models, treatment with simufilam resulted in dramatic improvements in brain health, such as reduced amyloid and tau deposits, improved receptor signaling and improved learning and memory. In addition, simufilam has another beneficial treatment effect of significantly reducing inflammatory cytokines in the brain. In animal models of disease, treatment with simufilam greatly reduced levels of IL-6 and suppressed TNF-alpha and IL-1beta levels by 86% and 80%, respectively, illustrating a powerful anti-neuroinflammatory effect.

By restoring function to multiple receptors and exerting powerful anti-inflammatory effects, we believe our approach has potential to slow the progression of Alzheimer’s disease in patients. We also believe our scientific approach may broaden the range of possible treatment approaches for this complex disease.

Our science is published in multiple peer-reviewed journals. In addition, our research has been supported by NIH under multiple research grant awards. Each grant was awarded following an in-depth, peer-reviewed evaluation of our approach for scientific and technical merit by a panel of outside experts in the field.

Publication Confirming Mechanism of Action of Simufilam

In September 2023, we announced the publication of new research that confirms the biological activity of simufilam. Researchers at the Cochin Institute (Paris, France) used a highly precise cell-based assay based on TR-FRET to show that simufilam interrupts amyloid binding to the α7 nicotinic acetylcholine receptor (α7nAChR). We believe disruption of amyloid binding to α7nAChR underlies simufilam’s primary mechanism of action in Alzheimer’s disease. The research paper was co-authored by Hoau-Yan Wang and Zhe Pei of the City University of New York, Erika Cecon, Julie Dam and Ralf Jockers of the Institut Cochin, and Lindsay Burns of Cassava Sciences, and appeared in a special issue of International Journal of Molecular Sciences, a peer-reviewed journal. See Figure 1.

Figure 1. Experiment conducted by Erika Cecon, Université Paris Cité, Institut Cochin in an assay she developed: Cecon et al 2019; Br J Pharmacol; 176:3475-3488. Data shown are means of pooled data from 4 separate experiments ±SEM.

Publication Showing Simufilam Suppresses Overactive mTOR

In June 2023, we announced the publication of new research that showed the effects of simufilam on the mechanistic Target of Rapamycin (mTOR). Scientific literature shows overactive mTOR plays a key role in aging, Alzheimer’s disease and other conditions. When functioning normally, mTOR monitors cellular needs and is activated by insulin. The new published research shows mTOR is overactive in lymphocytes isolated from blood collected from Alzheimer's patients versus healthy controls. After oral administration of simufilam 100 mg twice daily to Alzheimer's patients for 28 days, lymphocytes showed normalized mTOR activity and restored sensitivity to insulin.

These data suggest a meaningful impact of simufilam on mTOR signaling. The suppression of overactive mTOR signaling and its improved responsiveness to insulin represents a mechanistic benefit of simufilam beyond the disruption of pathogenic signaling pathways of soluble amyloid. These improvements in mTOR signaling may also result from reversing an altered conformation of FLNA, allowing FLNA to dissociate from the insulin receptor when insulin binds and initiates signaling. Because mTOR contributes to age-related cellular changes, simufilam’s suppression of mTOR overactivation, concurrent with improved insulin sensitivity, may slow certain aging processes and attenuate this pathological feature of Alzheimer’s disease, potentially benefiting brain function and memory in Alzheimer’s disease and in aging. This mTOR research paper was co-authored by Hoau-Yan Wang, Zhe Pei and Kuo-Chieh Lee of the City University of New York, Boris Nikolov, Tamara Doehner and John Puente, who are investigators in the clinical trial protocols, and Lindsay Burns of Cassava Sciences, and appeared in Frontiers in Aging, a peer-reviewed journal.

Simufilam Drug Development

IND submission to FDA, Drug Safety in Early Clinical Studies

For over a decade, we conducted basic research, in vitro studies and preclinical studies in support of a successful Investigational New Drug (IND) submission to FDA for simufilam, including requisite studies around safety pharmacology, toxicology, genotoxicity and bioanalytical methods. In 2017 we filed an IND with FDA for simufilam.

Following FDA acceptance of our IND in 2017, we investigated the safety, dosing and pharmacokinetic profile of simufilam in healthy human volunteers. The design of our first-in-human Phase 1 study was based on regulatory feedback, clinical and scientific rationale and observations from previously conducted preclinical and in vitro studies. In a Phase 1 study, simufilam was evaluated in 24 healthy human volunteers (18 simufilam, 6 placebo) in a single site in the U.S. for safety, tolerability and pharmacokinetics. Study subjects were administered a single oral dose of 50, 100 or 200 mg of simufilam or placebo. Drug appeared safe and well-tolerated. Importantly, simufilam showed no treatment-related adverse effects and no dose-limiting safety findings. Pharmacokinetic measurements demonstrated that simufilam, a small molecule, was rapidly absorbed. Dose-proportionality was observed over the full dose range of 50 to 200 mg.

Phase 2 Clinical Studies

In 2019, we completed a first-in-patient, clinical-proof-of-concept, open-label Phase 2a study of simufilam in the U.S., with substantial support from the National Institute on Aging (NIA), a division of the NIH. In this small study of thirteen patients with mild-to-moderate Alzheimer’s disease, treatment with simufilam for 28 days significantly improved certain exploratory biomarkers of Alzheimer’s pathology, neurodegeneration and neuroinflammation (p<0.001). Drug was safe and well-tolerated. Biomarkers effects were seen in all patients in both cerebrospinal fluid (CSF) and plasma.

In September 2020, we reported final results of a Phase 2b study with simufilam in Alzheimer’s disease. In this clinical study funded by the NIH, Alzheimer’s patients treated with 50 mg or 100 mg of simufilam twice-daily for 28 days showed statistically significant (p<0.05) improvements in CSF biomarkers of disease pathology, neurodegeneration and neuroinflammation, versus Alzheimer’s patients who took placebo. Simufilam treatment also significantly reduced levels of plasma P-tau181 in sample testing conducted by Quanterix Corporation, a third-party vendor. In addition, Alzheimer’s patients treated with simufilam showed improvements in validated tests of episodic memory and spatial working memory, versus patients on placebo. Cognitive improvements correlated most strongly with decreases in levels of P-tau181. Drug was safe and well-tolerated.

Given the absence of observable dose-limiting effects in our Phase 1 or Phase 2 studies, and in light of the strong scientific rationale and multiple peer-reviewed publications and research grant awards, we determined that simufilam demonstrated favorable proof-of-principle for further evaluation as an investigational drug for the treatment of Alzheimer’s disease.

24-Month Clinical Safety Study

Much of the strategic value of our 24 month clinical safety study is to support simufilam’s long-term safety profile in patients. We believe a well-designed, long-term, safety study is a prudent risk-management undertaking. Clinical results may serve to help inform and manage the inherent risks and uncertainties of drug development while we undertake a large, expensive Phase 3 clinical testing program.

In March 2020, we initiated a clinical safety study of simufilam, our lead drug candidate, in patients with Alzheimer’s disease (NCT04388254). This study was funded in part by a research grant award from NIH. This study was designed to evaluate the long-term clinical safety and tolerability of simufilam in patients with Alzheimer’s disease over 24 months. The study  included a pre-specified exploratory efficacy endpoint of mean change in ADAS-Cog11 scores, a cognitive scale widely used in Alzheimer’s clinical research. This study enrolled over 200 patients with mild-to-moderate Alzheimer’s disease ((Mini-Mental State Examination (MMSE) 16-26) who were recruited from 16 U.S. clinical sites. Alzheimer’s is a progressive disease, with severity of disease typically assessed by MMSE score. In this study, mild patients are MMSE 21-26, and moderate patients are MMSE 16-20.

We conducted the 24-month safety study in three continuous phases:

●	a 12-month, open-label treatment phase, followed by
●	a 6-month randomized, placebo-controlled withdrawal phase (previously referred to as the “Cognition Maintenance Study” or CMS), followed by
●	6 additional months of open-label treatment.

Study participants received simufilam oral tablets 100 mg twice-daily in the open-label treatment phases, and simufilam or matching placebo during the randomized withdrawal phase. In an open-label study design, both the health providers and the patients are aware of the drug treatment being given.

All study participants who completed 12 months of open-label simufilam treatment were eligible to participate in the 6-month randomized, placebo-controlled withdrawal phase. Likewise, all study participants who completed the randomized, placebo-controlled withdrawal phase were eligible for 6 additional months of open-label treatment.

Study Results for the 12-month, Open-label Treatment Phase

In January 2023, we announced positive top-line results for the 12-month, open-label treatment phase of the safety study. The pre-specified, exploratory efficacy endpoint was change in baseline on ADAS-Cog11, a cognitive scale widely used in Alzheimer’s clinical research. Other exploratory endpoints included the Mini-Mental State Examination (MMSE) to assess disease stage by cognitive impairment; the Neuropsychiatric Inventory (NPI) to assess dementia related behavior; and the Geriatric Depression Scale (GDS). Endpoints were measured at baseline (study entry) and month 12.

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

The Full Analysis Set (FAS) population (N=216) was used for the statistical analysis of efficacy endpoints. Mild and moderate sub-groups showed notable differences on changes in ADAS-Cog mean scores, baseline to month 12 (lower is better):

●	In the mild sub-group (MMSE 21-26), mean ADAS-Cog scores improved, from 15.0 (±6.3) to 12.6 (±7.8)
●	In the moderate sub-group (MMSE 16-20), mean ADAS-Cog scores worsened, from 25.7 (±9.2) to 30.1 (±13.1)

We believe the improvement in ADAS-Cog over 1 year in mild patients taking simufilam is well outside the expected range of historic placebo decline rates from numerous other studies. Figure 2: historical declines on ADAS-Cog in early disease (MCI + mild) and mild disease.

Figure 1: Statistical model of simufilam versus historical 1-year placebo declines on ADAS-Cog in early disease and mild disease. Forest plot by Pentara Corporation, independent biostatisticians. Data was sourced from non-randomized studies (i.e., ADNI) and randomized, controlled trials conducted by other sponsors in patients with early (i.e., MCI + mild) and mild Alzheimer’s disease.

Safety Data - Simufilam 100 mg tablets twice daily appeared safe and well tolerated in this treatment phase of the open-label study. There were no drug-related serious adverse events. Three treatment-emergent adverse events (TEAEs) occurred in 7% or more of study patients: COVID-19 (12%), urinary tract infection (10%) and headache (9%). Reported TEAEs are based on all study patients who received at least one dose of drug.

Biomarker Data - In this open-label treatment phase of the study, exploratory biomarkers were analyzed from CSF collected from 25 patients who agreed to undergo a lumbar puncture at baseline and again after 6 months of treatment. CSF samples were analyzed blind to timepoint by our academic collaborator at City University of New York.

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

Study Results for the 6-month, Randomized Withdrawal Study Phase ("Cognition Maintenance Study")

In May 2021, we initiated the randomized, withdrawal phase of the 24 month safety study, which has been previously referred to as the ‘Cognition Maintenance Study' or CMS. The CMS has a randomized, withdrawal study design. The International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH) explains that in a randomized withdrawal study, “subjects receiving a test treatment for a specified time are randomly assigned to continued treatment with the test treatment or to placebo (i.e., withdrawal of active therapy) … Any difference that emerges between the group receiving continued treatment and the group randomized to placebo would demonstrate the effect of the active treatment.”

The design of randomized, withdrawal phase of the study was intended to evaluate simufilam’s effects on cognition and health outcomes in Alzheimer’s patients who continue with drug treatment versus patients who discontinue drug treatment. This was a double-blind, randomized, placebo-controlled study of simufilam in patients with mild-to-moderate Alzheimer’s disease. Study patients were randomized (1:1) to simufilam or placebo for six months. To enroll in the CMS, patients must have previously completed 12 months or more of open-label treatment with simufilam. Final enrollment was 157 patients. See Figure 3.

Figure 3. Design of the Randomized Withdrawal Phase (CMS)

Top-line Results - Simufilam treatment for 6 months slowed cognitive decline by 38% compared to placebo in mild-to-moderate Alzheimer’s disease (MMSE 16-26) patients. The placebo arm declined 1.5 points on ADAS-Cog, and this arm declined at all measured timepoints. The simufilam arm declined 0.9 points on ADAS-Cog, a 38% difference in favor of drug at month 6 (95% CI, – 2.1 to 1.0; not significant for sample sizes). See Table 1 and Chart 1.

Table 1: Results of Randomized Withdrawal Study – cognitive change, full analysis set (FAS)

Full Analysis Set	Simufilam 100 mg (N = 78)	Placebo (N = 77)	Numerical Difference	Percent Difference
6-month Change in ADAS-Cog	0.9 point Decline	1.5 point Decline	–0.6	38% in favor of drug

CHART 1 - Decline in Cognition Scores, FAS

Baseline to Month 6
Improving
Declining
ADAS-Cog
-0.5
0
0.5
1
1.5
Baseline
Month 1
Month 3
Month 6
Simufilam
Placebo
-0.1
0.4
0.9
0.6
0.7
1.5

Upon randomization into the randomized, withdrawal phase, mean baseline MMSE scores were 18.6 and 18.1 for the simufilam and placebo arms, respectively. Mean baseline ADAS-Cog scores were 19.3 and 21.9 for the simufilam and placebo arms, respectively.

Simufilam Drug Effects Favored Patients with Mild Alzheimer’s Disease – Simufilam treatment for 6 months slowed cognitive decline > 200% compared to placebo in mild Alzheimer’s disease. Patients with mild Alzheimer’s (MMSE 21-26) on placebo declined 0.6 points on ADAS-Cog over 6 months as a group. Patients with mild Alzheimer’s on simufilam improved 0.6 points over 6 months as a group, a 205% difference in favor of drug (95% CI, – 2.6 to 0.4; not significant for sample sizes). See Table 2 and Chart 2.

Table 2: Results of Randomized Withdrawal Study – cognitive change, mild patients

Mild Patients	Simufilam 100 mg (N= 40)	Placebo (N= 36)	Numerical Difference	Percent Difference
6-month Changes in ADAS-Cog	0.6 point Improvement	0.6 point Decline	–1.1	205% in favor of drug

Upon randomization into the randomized, withdrawal phase of the study, mean baseline MMSE scores for mild patients were MMSE 24.0 and MMSE 24.1 for the simufilam and placebo arms, respectively. Mean baseline ADAS-Cog scores for mild patients were 11.0 and 11.2 for the simufilam and placebo arms, respectively.

Simufilam for 18 months stabilized cognition in mild Alzheimer’s disease – After taking open-label simufilam for 12 months, 76 patients with mild Alzheimer’s disease (MMSE 21-26) enrolled in the randomized, withdrawal phase and were randomized to receive either simufilam (N=40) or placebo (N=36) for 6 months. Mild patients randomized to simufilam in the CMS showed no material decline in ADAS-Cog scores over 18 months as a group, indicating stable cognition. Mild patients randomized to placebo in the randomized, withdrawal phase (and therefore withdrawn from simufilam treatment for 6 months) declined by 0.8 points in ADAS-Cog over 18 months as a group. See Figure 4.

Figure 4. Historical declines on ADAS-Cog over 18 months in Alzheimer's disease (MMSE 20-30), placebo arms vs simufilam treatment.

Figure 4: Forest plot by Pentara Corporation, independent biostatisticians. Data was sourced from the placebo groups in randomized, controlled trials of monoclonal antibodies conducted by other sponsors in Alzheimer’s disease (MMSE 20-30). Results shown for CLARITY P3 trial of lecanemab; EMERGE and ENGAGE P3 studies of aducanumab; and TRAILBLAZER P3 trial of donanemab; in this figure, the randomized, withdrawal phase is referred to as the ‘PTI-125-04’ study; ‘Simufilam100mg-Simufilam100mg’ refers to patients who received simufilam in both the open-label phase and the randomized, withdrawal phase; ‘Simufilam100mg-Placebo’ refers to patients who received simufilam in the open-label phase and placebo in the randomized, withdrawal phase.

Safety Data – Simufilam 100 mg tablets twice daily appeared safe and well tolerated in the 6-month the randomized, withdrawal phase of the 24 month safety study.

Discussion –Patients who completed 12 months of open-label simufilam treatment were invited to participate in the randomized, withdrawal phase. It is not known how long a washout period may be needed to remove lingering drug effects, if any, from prior treatment with open-label simufilam for 12 months. In this small randomized, withdrawal study phase in patients with mild-to-moderate Alzheimer’s disease, simufilam slowed cognitive decline by 38% on ADAS-Cog over six months (not statistically significant), with good drug safety. Effects were pronounced in mild patients. Mean baseline MMSE and ADAS-Cog scores were approximately balanced given the small size of each arm.

Study Results for the 24-Month Safety Study

In February 2024, we reported top-line results of the 24-month clinical safety study. Average changes in ADAS-Cog scores, baseline to month 24, indicate the following:

●	Patients with mild Alzheimer’s disease who received simufilam treatment continuously for two years (n=47) had no decline in ADAS-Cog scores (± 1.51 SE) as a group.
●

Patients with mild Alzheimer’s who received simufilam treatment non-continuously (n=40) declined 1 point on ADAS-Cog (± 1.65 SE) as a group. Non-continuous treatment consisted of one year on open-label drug, six months on placebo and six months back on open-label drug.

●	In patients with mild Alzheimer's, the largest separation between the continuous and non-continuous treatment groups occurred at the end of the 6-month randomized, placebo-controlled withdrawal phase.
●	Patients with moderate Alzheimer’s who received simufilam treatment continuously for two years (n=32) declined 11.05 points on ADAS-Cog (± 1.91 SE) as a group.

Patients with mild Alzheimer’s disease (n=87) started the 24 months study with MMSE 21-26, with ten exceptions. Patients with moderate Alzheimer’s started the 24 months study with MMSE 16-20, with one patient who entered with MMSE 15.

The pre-specified cognition endpoints were analyzed on the Full Analysis Set (FAS) by an independent consulting firm that specializes in complex statistical analysis of clinical trial results. The FAS population consists of all study participants who received at least one dose of treatment and have both baseline and at least one post-baseline assessment. (Because FAS data is specific to each phase of a study, the FAS for the 24-month study may differ from the FAS for other study phases).

Mild patients who received simufilam for 24 continuous months (n=47) showed an average change of 0.07 points on ADAS-Cog11 (± 1.51 SE), baseline to month 24, as a group.

Mild Alzheimer’s patients who received 12 months of open-label simufilam, followed by placebo in the 6-month randomized, placebo-controlled withdrawal phase, followed by an additional 6 months of open-label simufilam (n=40), declined by an average of 1.04 points on ADAS-Cog11 (± 1.65 SE), baseline to month 24, as a group. See Figure 4B.

Mean ADAS-Cog scores at baseline were approximately balanced in the group of mild Alzheimer’s patients who received drug continuously versus non-continuously (15.2 and 14.6, respectively).

Safety Data – Oral simufilam 100 mg tablets twice daily appeared safe and well tolerated in this study. There were no drug-related serious adverse events. The most common treatment-emergent adverse events (TEAEs) were Covid-19 and urinary tract infection.

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

In February 2021, we announced the successful completion of our EOP2 meeting. Official meeting minutes confirm that we and FDA are aligned on key elements of a Phase 3 clinical program for simufilam. FDA agreed that the completed Phase 2 program, together with an ongoing and well-defined Phase 3 clinical program, are sufficient to potentially show evidence of clinical efficacy for simufilam in Alzheimer’s disease. There was also agreement that the use of separate clinical scales to assess cognition (ADAS-cog1) and function (ADCS-ADL2) are appropriate endpoints of efficacy. iADRS3 is an efficacy endpoint that combines scores for ADAS-cog and ADCS-ADL, and thereby provide a single composite measure of cognition and health function. Other endpoints include the NPI4.

1 ADAS-Cog = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale, a measure of cognition

2 ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living, a measure of health function

3iADRS = integrated Alzheimer’s Disease Rating Scale, a composite measure of cognition and health function

4NPI = Neuropsychiatric Inventory, a clinical tool that assesses the presence and severity of dementia-related behavior

Special Protocol Assessments

In August 2021, we announced we had reached agreement with FDA under a Special Protocol Assessment (SPA) for both Phase 3 studies. These SPA agreements document that FDA has reviewed and agreed upon the key design features of our Phase 3 study protocols of simufilam for the treatment of patients with Alzheimer’s disease.

An SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of overall protocol design (e.g., entry criteria, dose selection, endpoints, etc.). These elements are critical to ensure that our planned Phase 3 studies of simufilam in Alzheimer’s disease can potentially be considered adequate and well-controlled studies in support of a future regulatory submission and marketing application.

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

Phase 3 Clinical Program Overview

Our Phase 3 program consists of two large, double-blind, randomized, placebo-controlled studies of simufilam in patients with mild-to-moderate Alzheimer’s disease dementia. Both studies are designed to measure changes in cognition and function during their treatment period. Some highlights of this clinical program are summarized in Figure 5.

Premier Research International is the CRO supporting the conduct of our Phase 3 clinical program. Our Phase 3 clinical sites are currently located in the United States, Canada, Puerto Rico, Australia, and South Korea.

Figure 5. Summary of Our Phase 3 Clinical Program

RETHINK-ALZ and REFOCUS-ALZ

In Fall 2021, we announced initiation of two Phase 3 studies of simufilam in mild-to-moderate Alzheimer’s disease dementia. In November 2023, we had announced the completion of patient enrollment in both Phase 3 studies. A total of approximately 1,900 patients are randomized into these studies. Approximately 70% of randomized patients entered our Phase 3 studies with mild Alzheimer’s disease (MMSE 20 to 27).

The first Phase 3 study, called RETHINK-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg over 52 weeks (NCT04994483). Details of the RETHINK-ALZ Phase 3 study include:

►	Approximately 800 patients are randomized into this study.
►	Patients are randomized (1:1) to simufilam 100 mg tablets or matching placebo twice daily.
►	Patients are treated for 52 weeks.
►

Efficacy endpoints are ADAS-Cog12, a cognitive scale, and ADCS-ADL, a functional scale and iADRS, (which is a combination of scores from ADAS-Cog & ADCS-ADL). All three clinical measurements are standard psychometric assessment tools in trials of Alzheimer’s disease.

►	Other endpoints include plasma biomarkers of disease and NPI, a clinical tool that assesses the presence and severity of dementia-related behavior.
►	No interim analyses on efficacy are planned.

Our second Phase 3 study, called REFOCUS-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg over 76 weeks (NCT05026177). Details of the REFOCUS-ALZ Phase 3 study include:

►	Approximately 1,100 patients are randomized into this study.
►	Patients are randomized (1:1:1) to simufilam 100 mg tablets, 50 mg tablets, or matching placebo twice daily.
►	Patients are treated for 76 weeks.
►

Efficacy endpoints are ADAS-Cog12, a cognitive scale, and ADCS-ADL, a functional scale and iADRS, (which is a combination of scores from ADAS-Cog & ADCS-ADL). All three clinical measurements are standard psychometric assessment tools in trials of Alzheimer’s disease.

►	Other endpoints include biomarkers of disease, MRI imaging and NPI, a clinical tool that assesses the presence and severity of dementia-related behavior.
►	No interim analyses on efficacy are planned.

Phase 3 Entry Criteria

In our Phase 3 clinical studies, eligibility criteria are the requirements that patients must meet to be included in a study. These requirements help make sure that study participants are substantially and closely matched as a group in terms of specific factors such as age, disease or stage of disease, general health, and other key factors. Eligibility criteria can consist of inclusion criteria, which are required for a person to participate in the study, or exclusion criteria, which prevent a person from participating. See Figure 5A.

Use of Plasma Phosphorylated-tau181 (p‐tau181)

We believe plasma p‐tau181 is a biomarker qualifier of Alzheimer’s neuropathology. RETHINK-ALZ and REFOCUS-ALZ Phase 3 studies use a ‘research use only’, non-safety related exploratory p-tau181 plasma assay to qualify mild-to-moderate Alzheimer’s patients. The plasma assay we use does not rely on age, APOE-gene status or complex algorithms to provide a result. P-Tau181 testing was performed by an independent commercial laboratory.

Data and Safety Monitoring Board (DSMB)

In September 2023, we announced that a routine, scheduled meeting of a DSMB recommended that both of our Phase 3 studies continue as planned, without modification. This DSMB only reviewed patient safety. It did not assess drug efficacy.

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

ARIA is a medical term used to describe a spectrum of brain MRI imaging abnormalities, such as brain swelling and brain bleeds. ARIA is a known risk factor for Alzheimer’s patients taking the class of drugs known as monoclonal antibodies directed against amyloid. In contrast to that class of drugs, simufilam is a small-molecule (oral) drug candidate.

The new safety finding is based on an independent, interim neuroradiological evaluation of brain MRIs taken at week 40 in a blinded sub-study of 180 Alzheimer’s patients enrolled in REFOCUS-ALZ, our on-going 76-week Phase 3 clinical trial of simufilam in mild-to-moderate Alzheimer’s. Final MRI data is expected at the conclusion of this Phase 3 study. See Figure 6.

Status of Phase 3 Clinical Program

Our Phase 3 trials have randomized a total of approximately 1,900 patients with mild to moderate stages of Alzheimer’s disease at baseline (MMSE 16-27), with approximately 800 patients randomized  in the 52-week study (RETHINK-ALZ) and approximately 1,100 patients randomized  in the 76-week study (REFOCUS-ALZ).

Approximately 70% of patients enrolled in our Phase 3 trials are diagnosed with mild Alzheimer’s disease (MMSE 20-27), with remaining patients entering the study with moderate disease (MMSE 16-19). Since the distribution of patients randomized in these trials is numerically skewed towards mild patients, we expect to rely predominantly on outcomes from mild patients to evaluate drug safety and efficacy.

Over 340 patients have completed the 52-week RETHINK-ALZ study. Over 215 patients have completed the 76-week REFOCUS-ALZ study, for a total of over 555 completers.

All efficacy data from our Phase 3 program remain blinded. There are no interim analyses on efficacy outcomes.

We anticipate top-line data readout for our 52-week study (RETHINK-ALZ) approximately year-end 2024.

We anticipate top-line data readout for our 76-week study (REFOCUS-ALZ) approximately mid-year 2025.

We have initiated a discussion with the FDA to finalize a statistical analysis plan (SAP), which is a formal document defining the detailed analysis that our independent biostatisticians will undertake as to efficacy data collected in our Phase 3 trials. The SAP includes in-depth technical details and descriptions on the intended clinical trial analysis, the statistical methods and models that will be used, the population being analyzed, the data variables that will be analyzed, how missing data will be accounted for, descriptions of covariates to be included in the statistical model, and other statistical factors, all of which will be prospectively defined, documented and finalized prior to unblinding of any efficacy outcomes.

Open-label Extension Study for the Phase 3 Program

In October 2022, we announced the initiation of an open-label extension study for our Phase 3 program. This study is designed to provide no-cost access to oral simufilam for up to one year to Alzheimer’s patients who have successfully completed a Phase 3 study of simufilam and who meet other entry criteria.

We expect the open-label extension study to generate additional long-term clinical safety data for oral simufilam 100 mg twice daily over 52 weeks. There is no obligation for a patient or a physician to participate in the open-label extension study. Each clinical investigational site and each patient chooses whether to participate in this open-label extension study.

Patient enrollment for this study began in November 2022. To date, over 500 patients entered the open-label extension study.

Phase 3 Drug Supply

We have a drug supply agreement with Evonik Industries AG for simufilam. Under the agreement, Evonik supplies and is expected to continue to supply us with large-scale, clinical-grade quantities of simufilam. Evonik is one of the world’s largest contract development and manufacturing organizations for pharmaceutical ingredients. Other vendors supply excipients, the finished dosage form (i.e., simufilam tablets), drug packaging, package labeling and other critical components of the supply chain for Phase 3 drug supply.

SavaDx

Our investigational product candidate, called SavaDx, is an early-stage program focused on detecting the presence of Alzheimer’s disease from a small sample of blood. For business, technical and personnel reasons, we continue to prioritize the development of simufilam, our novel drug candidate, over SavaDx, our novel diagnostic candidate. SavaDx is a research-use only, non-safety related exploratory biomarker. Development activity related to SavaDx accounts for less than 1% of our research budget.

Working with third parties, we continue to evaluate the use of mass spectrometry to detect FLNA or other proteins of interest. The data and information generated from these evaluations continues to be under review for potential intellectual property rights.

The regulatory pathway for SavaDx may eventually include formal analytical validation studies and clinical studies that support evidence of sensitivity, specificity and other variables in various healthy and diseased patient populations. We have not conducted such studies and do not expect to conduct such studies in 2024.

SavaDx is designed as an antibody-based detection system for altered filamin A (FLNA). Working with third parties, we are evaluating the use of mass spectrometry to detect FLNA, i.e., without the use of antibodies. These evaluations are on-going.

Over the past twelve years, we discovered that altered FLNA is a hallmark feature of brain pathology in patients with Alzheimer’s disease. We believe SavaDx may reveal early traces of the disease, potentially even before the overt appearance of disease symptoms, such as memory loss.

A diagnostic test usually measures one or more biomarkers, which are biological indicators of disease. A deep understanding of the biology of disease is required to identify and develop a diagnostic. A valid diagnostic has certain baseline characteristics to be functional and useful for clinical practice. It must detect disease in patients (sensitivity) and, conversely, not detect disease in healthy subjects (specificity); and it is preferably quantitative, giving some indication of severity or stage of disease. Collectively, the ability to selectively detect disease indicators can be useful to provide diagnostic information (i.e., detect the disease) or prognostic information (i.e., predict the disease or its future course).

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

Moreover, with repeat measurements over time, SavaDx may provide a probability of cognitive decline or disease progression. Even if SavaDx does not provide a precise numerical cutoff value for Alzheimer’s disease, we believe it may be important to incorporate data from SavaDx into the overall diagnostic framework for neurodegeneration, and Alzheimer’s disease in particular. As with any diagnosis of disease, some people may embrace a way to detect Alzheimer’s disease long before clinical symptoms appear, while others may prefer not to know – at least until better treatments are found.

Diagnostic development program.

Diagnostic development differs from drug development in many important ways. As a result, diagnostic development requires substantial differences in planning, study design and study execution.

Some of the ways that diagnostic development differs from drug development include the following:

●

We may need to choose among a wider range of regulatory pathways for approval of SavaDx, depending on factors such as intended use and user, test type and complexity and role in patient-care decisions;

●

Drug studies usually deal primarily with one office within FDA, but the regulatory pathway for SavaDx may require us to consider the policies of multiple federal or state regulatory agencies and offices;

●

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

SavaDx is an investigational diagnostic product candidate that has not yet been reviewed by FDA. Early clinical testing consisted of collecting blood samples on a limited scale to test and validate SavaDx using antibodies or mass spectrometry. Our ability to test such samples and generate accurate results depends on multiple factors, many of which are beyond our control. For example, optimal sample collection depends on risk of sample degradation, storage requirements to preserve samples, cost of sample storage and actual vs. predicted time of assay validation.

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

In July 2021, we announced positive clinical data with SavaDx when used to measure plasma levels of altered filamin A before and after simufilam treatment in patients with Alzheimer’s disease. In a Phase 2b randomized, controlled trial sponsored by the National Institutes of Health (NIH), simufilam significantly reduced a plasma marker of altered filamin A in Alzheimer’s patients treated for 28 days. Plasma levels of p-tau181 also dropped significantly in these same patients, as measured by Quanterix Corporation, a third-party vendor.

SavaDx is currently designed as an antibody-based detection system for filamin A (FLNA). Working with third parties, we are evaluating the use of mass spectrometry to detect FLNA, i.e., without the use of antibodies. These evaluations are on-going.

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

Expansion of Our Science to Other Indications

Protein misfolds occur in a wide variety of biological processes and diseases. We may leverage our scientific insights in neurodegeneration and neuroinflammation and advanced tools in molecular biology, biochemistry, and imaging to expand our science to other diseases. New indications and new drug development approaches may complement our initial focus on Alzheimer’s disease.

Preclinical programs are always visionary, sometimes innovative and often of high biomedical potential. By definition, such programs are exploratory and risky. Most preclinical programs fail for scientific or other reasons, regardless of the amount of effort or resources that are brought to bear. For these reasons, we do not intend to disclose our preclinical programs until they become material to our pipeline of product candidates.

We Own Worldwide Rights to Our Neurodegeneration Program

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

Simufilam was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date. SavaDx is being developed in-house with outside collaborators. We own exclusive, worldwide rights to those drug and diagnostic assets and related technologies, without royalty obligations to any third party. Our patent protection with respect to simufilam and use of simufilam for Alzheimer’s disease and other neurodegenerative diseases currently runs through 2039 and includes nine issued U.S. patents. In addition, we have patent protection with respect to simufilam for use in treating certain cancers that runs through 2033. Our patent estate further includes patents and patent applications for related compounds and treatments. Corresponding foreign filings have been made for each of the U.S. filings.

Our Development Team

Our product development team is led by seasoned professionals with a proven track record of innovation in drug discovery and development, as well as substantial business expertise.

Our Founder and Chief Executive Officer, Remi Barbier, has over 25 years of biopharmaceutical industry experience and has led teams responsible for pioneering several pharmaceutical innovations, including abuse-deterrent technology for opioid drugs; the clinical development of multiple pain drug candidates; an innovative antibody program in cancer; and other programs in neuroscience and other therapeutics areas. Before founding Cassava Sciences, he held leadership roles and was founder or co-founder of three life science companies, all of which are now either publicly traded or were acquired.

Our Chief Medical Officer, James Kupiec, MD, has participated in research programs that led to two FDA drug approvals prior to Cassava Sciences. He previously served at Pfizer, Inc. as VP, Global Clinical Leader for Parkinson’s Disease and Clinical Head of the Neuroscience Research Unit. Dr. Kupiec also held leadership roles at Sanofi and Ciba-Geigy Pharmaceuticals and before that was a practicing neurologist.

Lindsay Burns, PhD, SVP, Neuroscience, reports to Dr. Kupiec and has worked on the development of several product candidates in neuroscience and other therapeutics areas while at Neurex (acquired by Elan Pharmaceuticals) and Abgenix (acquired by Amgen).

Michael Zamloot, SVP of Technology Operations, has participated in research programs that led to four FDA drug approvals prior to Cassava Sciences. He previously worked in drug operations and supply chain management at Boehringer Mannheim (acquired by Roche Diagnostics), Athena Neuroscience (acquired by Elan Pharmaceuticals) and Ciba-Geigy (acquired by Novartis).

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

Our Strategy

Our goal is to develop product candidates to diagnose and treat neurodegeneration, such as Alzheimer’s disease. Key elements of our business strategy to achieve this mission include:

●	building a lean company that is narrowly focused on developing innovative product candidates for Alzheimer’s disease and other areas of neurodegeneration;
●	validating our unique scientific approach with competitive research grants and publishing our scientific data in peer-reviewed journals;
●	applying our development capabilities to advance our product candidates through clinical proof-of-concept studies and beyond;
●	using our expertise and experience to continue to focus on discovering new indications and product candidates, validated by experimental evidence and leading experts in the field; and
●	continuing to outsource preclinical studies, clinical studies and formulation development activities in order to allow more efficient deployment of our resources

We also conduct basic research and development in collaboration with academic and other partners. Our research and development expenses were $89.4 million, $68.0 million and $24.8 million for the year ended December 31, 2023, 2022 and 2021, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our research and development activities.

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

Historically, the drug industry has attempted to treat Alzheimer’s disease by developing drugs that block the synthesis of, or remove or disaggregate, beta amyloid and, more recently, another protein in the brain called tau. Essentially, the prevailing doctrine holds that amyloid (or tau) must be cleared out of the brain. This scientific approach has been repeatedly tested by our competitors in late-stage clinical studies using a variety of antibody backbones, epitopes and target conformations in various stages of disease. More recent competitors in Alzheimer’s research are focused on modulating proteins in the brain that have anti-inflammatory or other properties.

In contrast, our scientific approach seeks to simultaneously improve neurodegeneration and neuroinflammation. We believe improving multiple vital functions in the brain represents a new, different and crucial approach to address Alzheimer’s disease.

Regardless of scientific approach, improvement or stability in cognition and health function remains a key criterion for a new drug in Alzheimer’s disease to receive full, unconditional marketing approval from the FDA.

Our competitors may have significantly greater financial resources, an established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing-approved products. These competitors compete with us in recruiting and retaining qualified scientific and technical personnel, establishing clinical study sites and patient registration for clinical studies, as well as in acquiring or developing technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, significant financial backing from large investors and/or access to intellectual property from large established companies.

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

Our competitors may develop and obtain FDA approval for their products more rapidly than us. For example, the FDA approved Biogen’s aducanumab (human monoclonal antibody) for the treatment of Alzheimer’s disease using an accelerated approval pathway, although its development and commercialization was subsequently discontinued by Biogen in January 2024. More recently, in January 2023, lecanemab (humanized version of a mouse monoclonal antibody, marketed as Leqembi®), which is a proprietary drug of Eisai R&D Management Co., Ltd. and Biogen, Inc., received marketing approval from the FDA for the treatment of Alzheimer’s disease using an accelerated approval pathway and in July 2023, the FDA granted lecanemab full approval for the treatment of Alzheimer’s disease. In addition, we believe Eli Lilly’s donanemab drug is poised for a potential FDA approval in the first half of 2024 in patients with early Alzheimer’s disease. Each of the foregoing drugs is currently delivered by infusion.

Other currently marketed drugs, called cholinesterase inhibitors, focus solely on treating symptoms mostly in patients with mild-to-moderate Alzheimer's disease. The Alzheimer’s brain has low levels of a neurotransmitter called acetylcholine. Cholinesterase inhibitors prevent an enzyme in the brain, called acetylcholinesterase, from breaking down acetylcholine. Currently marketed cholinesterase inhibitors include donepezil (marketed by Eisai Co., Ltd. and Pfizer, Inc. as Aricept®), rivastigmine (marketed by Novartis AG as Exelon®) and galantamine (marketed by Janssen Pharmaceuticals, Inc. as Razadyne®). Cholinesterase inhibitors may benefit some patients for several months, after which the targeted brain receptors are desensitized, and drug efficacy is lost. Another approved medication for treating the symptoms of Alzheimer’s disease is memantine, a non-competitive antagonist of NMDA receptors (marketed by Lundbeck as Namenda®).

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

Manufacturing

Simufilam and any future product candidates must be manufactured for clinical trial use in compliance with current good manufacturing practices (cGMP) regulations. These regulations are extensive, stringent and complex, and may include requirements regarding the organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. Our manufacturing vendors must have facilities to make our product candidates in strict compliance with cGMP requirements and the FDA’s or comparable foreign regulatory authorities’ satisfaction. Our third-party vendors may also be subject to periodic and unannounced inspections of their respective facilities for general cGMP compliance by the FDA and other foreign authorities. These inspections may include review of procedures and operations used in the testing and manufacture of simufilam to assess compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Any of these actions or events could have a material impact on the availability of simufilam. Our suppliers may be forced to stop producing, storing, shipping or testing our drug product candidates if they fall out of compliance with government regulations and standards.

Although we are ultimately responsible for the manufacture of simufilam and any other future product candidates, we have limited or no control over our suppliers’ compliance, or lack thereof, with the multitude of regulations and standards that affect our drug products. We cannot control decisions by our suppliers that affect their ability or willingness to continue to supply us on acceptable terms, or at all.

We do not own or lease any manufacturing facilities. We outsource formulation, manufacturing and related activities to third parties. For the foreseeable future, we will continue to rely on third parties to conduct certain quality control and assurance testing, shipping or storage of our product candidates.

We currently rely on one non-affiliated contract development and manufacturing organization (CDMO)—Evonik Corporation—to manufacture simufilam and expect to continue to do so.  In 2021, we entered into an agreement with Evonik Corporation to supply large-scale, clinical-grade quantities of drug substance for simufilam.

We believe our manufacturing strategy will continue to provide sufficient drug supply for our Phase 3 program, including both drug substance (i.e., active ingredient) and drug product (i.e., oral tablets).  The goal of our manufacturing strategy is to ensure the integrity of the supply chain for drug substance in compliance with FDA standards. We believe raw materials for our drug product are readily available from reliable sources.

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

Product candidates must be approved by FDA before they may be commercialized in the U.S. The drug approval process generally includes the following sequence of steps:

●	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice;
●	Submission to FDA of an IND, which must become effective before human clinical studies may begin;
●	Approval by an independent institutional review board (IRB) or ethics committee before each study may be initiated;
●

Performance of adequate and well-controlled human clinical studies in accordance with applicable IND regulations, code of good clinical practice (cGCP), requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

●	Submission to FDA of a new drug application (NDA);
●	A determination by FDA within 60 days of its receipt of an NDA to accept the filing for review;
●

Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

●	Potential FDA audit of the preclinical study and/or clinical study sites that generated the data in support of the NDA;
●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.; and
●	Compliance with any post-approval requirements, including the potential requirement to conduct post-approval studies.

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

●

Phase 1 clinical studies generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical studies is to assess the absorption, metabolism, pharmacologic action, tolerability and safety of a drug candidate.

●

Phase 2 clinical studies involve studies in disease-affected patients to determine the proper dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy may be observed.

●

Phase 3 clinical studies generally involve enrolling many patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These studies may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, FDA may mandate the performance of Phase 4 clinical studies as a condition of approval of an NDA.

Progress reports detailing the results of the clinical studies, among other information, must be submitted at least annually to FDA. Written safety reports and the investigations for serious and unexpected adverse events, or any other findings suggesting a significant risk to humans exposed to the drug must be submitted to FDA.

Phase 1, Phase 2, and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a Data and Safety Monitoring Board (DSMB). This group provides authorization for whether a study may move forward at designated check-points based on access to certain data from the trial. Concurrent with clinical studies, companies usually complete additional animal studies and must develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their shelf life.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to FDA’s fiscal year 2024 fee schedule, effective through September 30, 2024, the user fee for an application requiring clinical data, such as an NDA, is approximately $4.0 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

The Hatch-Waxman Amendments

Orange Book Listing

In seeking approval for our product candidates through an NDA, we will be required to list with FDA each patent whose claims cover the drug product. Upon receiving regulatory approval, each of the patents listed in the application for this drug is then published in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book.” Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated NDA, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredient in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or efficacy of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Some third-party payors also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our approved product candidates to operate profitably.

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

Our employees are an essential asset, and we consider our ability to recruit, train, retain and motivate our employees to be critical to our success. We are an equal opportunity employer, and we are fundamentally committed to creating and maintaining a work environment in which employees are treated with respect and dignity. All human resources policies, practices and actions related to hiring, promotion, compensation, benefits and termination are administered in accordance with the principal of equal employment opportunity, meaning that they are made on the basis of individual skills, knowledge, abilities, job performance and other legitimate criteria and without regard to race, color, religion, sex, sexual orientation, gender expression or identity, ethnicity, national origin, ancestry, age, mental or physical disability, genetic information, any veteran status, any military status or application for military service, or membership in any other category protected under applicable law. By focusing on employee retention and engagement, we also improve our ability to support our clinical trials, our pipeline, business and operations, and also protect the long-term interests of our stockholders. Our success also depends on our ability to attract, engage and retain a diverse group of employees.

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

Our benefit programs are generally broad-based, promote health and overall well-being and emphasize saving for retirement. All management team and regular staff members are eligible to participate in the same core health and welfare and retirement savings plans. Other employee benefits may include medical plans, dental plans, vacation and sick-pay plans, flexible spending accounts, life and accident insurance and short and long-term disability benefits.

Our Compensation Committee provides oversight of our executive compensation plans, policies and programs.

As of December 31, 2023, we had 29 full-time employees. None of our employees is represented by a labor union or covered under a collective bargaining agreement. We also engage numerous consultants to perform services on retainer, per diem or an hourly basis. We consider our relationship with our employees to be good.

Lawsuit Against Perpetrators of “Short and Distort” Campaign

On November 3, 2022, we announced that we had filed a lawsuit in federal court against certain individuals who executed a “short and distort” campaign against Cassava Sciences. The 150+ page complaint alleges that the defendants’ disinformation campaign caused a precipitous decline in Cassava Sciences’ stock price, a multi-billion dollar decline in its market capitalization, and delayed the Company’s work in developing a treatment for Alzheimer’s disease. The complaint identifies over 1,000 false and defamatory statements made by the defendants in submissions to the U.S. Food and Drug Administration as well as “reports” and presentations that defendants published online or on social media. Between January 3 and 23, 2024, the Magistrate Judge assigned to the case recommended that the District Court grant defendants’ various motions to dismiss the complaint. The Company has timely filed objections to those recommendations with the District Court. The matter is pending in federal district court for the Southern District of New York.

Internal Investigation

Beginning in August 2021, certain individuals, later revealed to be short sellers of the Company’s securities, publicly alleged that the Company and certain of its employees and third-party collaborators had engaged in research misconduct in connection with the development of simufilam. These allegations related in part to research that was conducted at the City University of New York (“CUNY”) pursuant to research contracts with the Company.

The Company takes allegations of research misconduct seriously. Accordingly, the Company’s Board of Directors engaged the law firm Orrick Herrington & Sutcliffe LLP to investigate these allegations. The investigation had access to Company personnel, communications, documents, data, and information, and counsel was assisted by technical experts with relevant experience and knowledge. The investigation has found no evidence to substantiate allegations that the Company or its employees engaged in or were aware of research misconduct.

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

In 2017, we published in Neurobiology of Aging an article titled “PTI-125 binds and reverses an altered conformation of filamin A to reduce Alzheimer’s disease pathogenesis” (Vol 55, July 2017, Pages 99–114). Publication correction: Figure 12 contains an image showing 12 control bands. It should show 13. The data analysis was based on all 13 control bands. Other human errors in this publication have been noted and corrected. These errors do not impact data conclusions.

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

Item 1A.     Risk Factors

RISK FACTORS

Investing in our securities involves a high degree of risk. This section includes a discussion of what we believe to be the material factors that make an investment in our Company speculative or risky. The risks described in this section are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our securities.

You should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our securities could decline, and you may lose all or part of your investment.

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

●

We have concentrated a substantial portion of our research and development efforts on the treatment of Alzheimer’s disease, an area of research that has seen significant failure rates. Further, our product candidates are based on new scientific approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and likelihood of success.

●

We are heavily dependent on the success of simufilam, our lead product candidate which is still under development. If this product candidate fails one or both of our ongoing Phase 3 trials, or does not receive regulatory approval, we will be unable to generate product revenue and our business will be harmed.

●

We have a limited operating history in our business targeting Alzheimer’s disease and no history of product approvals for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

●

We cannot give any assurance that we will file for regulatory approval for any of our product candidates, or that if we file for approval, our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

●	There can be no assurance that promising results of smaller Phase 1 and Phase 2 clinical trials or 24-month safety study with simufilam will be reproduced in our large Phase 3 studies.
●	Clinical results observed in our smaller Phase 1 and Phase 2 clinical trials or 24-month safety study with simufilam are not regulatory evidence of drug safety or efficacy.
●	We may encounter substantial delays in our clinical studies or may not be able to conduct or complete our clinical studies on the timelines we expect, if at all.
●	If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.
●

We currently have no in-house capabilities to manufacture or commercialize our product candidates, and we rely on a third-party commercial drug manufacturing organization for clinical drug supplies. If we are unable to develop our own manufacturing, sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be adversely impacted.

●

We may need to rely on clinical results generated predominately, or even solely, from patients with mild Alzheimer’s disease to show evidence of efficacy in our Phase 3 clinical trials, if any, and this may present more or different challenges in our efforts to develop simufilam.

●

Our clinical studies may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.

Risks Related to Government Regulation and Other Legal Compliance Matters

●

Our financial condition and operating results could be adversely impacted by unfavorable results of legal proceedings, government investigations or allegations and other claims, many of which arose following a short selling attack campaign against our Company that commenced in 2021.

●	If we are ultimately unable to file for and obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
●	Our ability to market and promote our product candidates will be determined and limited by FDA-approved labeling.
●

If we fail to comply or stay in compliance with the complex set of federal, state, local and foreign laws and regulations that apply to our business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

●	Government agencies may establish and promulgate usage guidelines that could limit the use of our product candidates.

Risks Related to Our Intellectual Property

●

If we are unable to obtain and maintain sufficient patent protection for any product candidates we develop, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop may be adversely affected.

●	Issued patents covering our product candidates and other technologies could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.
●	If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be materially harmed.

Risks Related to Our Business and Operations

●	Our reputation and operations could be adversely impacted by allegations of wrongdoing, regardless of their merits.
●	Our ability to continue to operate without any significant disruptions will, in part, depend on our ability to source materials and clinical supplies via our product supply chains.
●

Our reliance on third parties for both the supply and manufacture of materials for our product candidates carries the risk that we will not have sufficient quality or quantities of such materials or product candidates, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

●	We expect to significantly grow the size and capabilities of our organization and we may experience difficulties in effectively managing this growth.
●

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

●	Business disruptions and lack of appropriate levels of commercial insurance could seriously harm our future revenue and financial condition and increase our costs and expenses.
●	Social media platforms have significantly altered the dynamics of corporate communications and present risks and challenges, some of which are and may continue to be unknown to us.

Risks Related to Financial Condition and Capital Requirements

●	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
●	We have broad discretion in the use of our capital resources, including the net proceeds from any of our financing transactions and may not use them effectively.
●	We have no product revenues and may never achieve revenues or profitability based on product revenues.

Risks Related to the Ownership of Our Common Stock

●	The market price of our common stock has historically been highly volatile and we expect it to continue to be volatile, which could result in substantial losses for investors who purchase our shares.
●	Changes in our ownership could limit our ability to utilize net operating loss carryforwards.
●	Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

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

We have concentrated substantially all of our research and development efforts on experimental methods for the treatment of Alzheimer’s disease. Prior efforts by biopharmaceutical companies in the field of neurodegenerative diseases, including efforts to develop new treatments for Alzheimer’s disease, have seen many failures and very limited clinical success. Since 2003, many new types and classes of drugs have been developed and tested in Alzheimer’s disease, including monoclonal antibodies, gamma secretase modulators and inhibitors, β-site amyloid precursor protein cleaving enzyme (BACE) inhibitors, receptor for advanced glycation end-products (RAGE) inhibitors, nicotinic partial agonists and allosteric modulators, serotonin subtype receptor (5HT6) antagonists, and others, but virtually all of these scientific programs have failed in Phase 3 or earlier testing. Developing and, if approved, commercializing a novel treatment for Alzheimer’s disease subjects us to many challenges, including obtaining regulatory approval from FDA and other regulatory authorities who have only a limited set of precedents to rely on. Notwithstanding the substantial challenges historically associated with the development of new treatments for Alzheimer’s disease, we seek to improve brain health by addressing the neurodegeneration and neuroinflammation components of Alzheimer’s disease. Our lead drug candidate for Alzheimer’s disease is based on a new approach of stabilizing—but not removing—a critical protein in the brain. We cannot be certain that our novel technologies will yield clinical results that support the approval of a safe and effective therapeutic product or, if approvable, that such a product will be marketable. In addition, because FDA has limited comparators to evaluate our lead drug candidate, we could experience a longer than expected regulatory review process and increased development costs.

We are heavily dependent on the success of simufilam, our lead product candidate which is still under development. If this product candidate fails one or both of our on-going Phase 3 clinical trials, or does not receive regulatory approval, we will be unable to generate product revenue and our business will be harmed.

In recent years, we have invested a significant portion of our efforts and financial resources in the development of simufilam and, to a much lesser extent, SavaDx, for the treatment and detection of Alzheimer’s disease, respectively. Our business is substantially dependent on our ability to successfully complete clinical development and obtain regulatory approval for simufilam, which may never occur. The results of clinical studies are subject to a variety of factors, and there can be no assurance that simufilam will advance to regulatory approval, be approved by applicable regulatory agencies, or be successfully commercialized.

We expect that a substantial portion of our efforts and expenditures over the next few years will continue to be devoted to simufilam and, to a much lesser extent, SavaDx. This will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in one or more national jurisdictions and obtaining commercial-scale manufacturing supply. Substantial investment and significant efforts will be required before we can generate any revenues from any commercial sales of our product candidates. We cannot be certain that we will be able to successfully complete any of these activities.

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

●	our product candidates may not successfully complete preclinical studies or clinical studies;
●

a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be safe or effective or otherwise does not meet applicable regulatory criteria;

●	our competitors may develop products or therapies that render our product candidates obsolete or less attractive;
●	the product candidates that we develop may not be sufficiently covered by intellectual property;
●	the product candidates that we develop may be challenged by third parties’ patents or other intellectual property or exclusive rights;
●	the market for our product candidates may change so that the continued development of a product candidate is no longer reasonable or commercially attractive;
●	our product candidates may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
●

if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and

●	a product candidate may not be accepted as safe, effective or useful by patients, the medical community or third-party payors, if applicable.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We may not be successful in our efforts to further develop our product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. SavaDx is in the early stages of development. Simufilam, our late-stage product candidate, will require successful completion of our ongoing Phase 3 program, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

We have never completed a product development program in neurodegeneration. Further, we cannot be certain that any of our product candidates will be successful in clinical studies, and we may terminate existing or future clinical studies prior to their completion.

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

There can be no assurance that promising results of smaller Phase 1 and Phase 2 clinical trials or a 24-month Safety Study with simufilam will be reproduced in our large Phase 3 studies.

Results of our Phase 1, Phase 2 and 24-month Safety Study with simufilam are not predictive of the future results of Phase 3 clinical trials. Simufilam may fail to show the desired safety and efficacy in Phase 3 clinical trials despite having progressed successfully through preclinical studies and initial clinical trials. Many biopharmaceutical companies have suffered significant setbacks in Phase 3 clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that our product candidates will not face similar setbacks.

In addition, conclusions based on data from analyses of Phase 1 and Phase 2 clinical studies and open-label results may not be reproduced when implemented in large, well-controlled, randomized clinical trials. Particular caution should be exercised when interpreting preliminary data, data relating to a small number of patients and data from open-label uncontrolled studies, which are generally not capable of providing interpretable evidence of efficacy. Results of our small, “first-in-human” Phase 1 study was designed to assess the initial safety characteristics of simufilam in healthy human volunteers and this study was not designed to, and did not, evaluate safety, tolerability and efficacy of simufilam in patients. Similarly, our Phase 2 clinical studies with simufilam were designed to assess the safety characteristics of simufilam in patients. Our Phase 2 program was not designed to, and did not, evaluate large-scale or long-term safety, tolerability and efficacy of simufilam in patients. There can be no assurance that future large, well-controlled, multi-dose studies will demonstrate the safety, tolerability or efficacy of simufilam to treat patients with any indication, including Alzheimer’s disease.

Even if our clinical trials for simufilam are completed as planned, we cannot be certain that their results will support the substantial evidence of safety and efficacy needed to obtain regulatory approval. The failure of simufilam to show safety, tolerability or efficacy in any future clinical studies would significantly harm our business.

Clinical results observed our smaller Phase 1 and Phase 2 clinical trials or 24-month Safety Study with simufilam are not regulatory evidence of drug safety or efficacy.

Data results from our non-Phase 3 studies do not constitute, and should not be interpreted as, regulatory evidence of safety or efficacy for simufilam in Alzheimer’s disease. Rigorous evidence for drug safety and efficacy is derived from one or more large, randomized, placebo-controlled studies. The size and open-label design of portions of our non-Phase 3 studies may introduce clinical or statistical bias or may generate results that may not fully distinguish between drug effects and random variation. Different methods of statistical analysis on clinical data from the same study may lead to objectively different numerical results. These and other statistical and clinical features of our non-Phase 3 studies add complexity or limitations to the scope of data interpretation.

We may encounter substantial delays in our clinical studies or may not be able to conduct or complete our clinical studies on the timelines we expect, if at all.

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned, enroll patients as planned or be completed on schedule, if at all. Moreover, even after our studies begin, safety or other issues may arise that could suspend or terminate such clinical studies. A failure of one or more clinical studies can occur at any stage of testing, and our ongoing or future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical studies include:

●

inability to generate sufficient or necessary preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical studies or to support the filing of a New Drug Application for simufilam;

●	delays in confirming target engagement, patient selection, or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;
●	delays in reaching a consensus with regulatory agencies on study design;
●

delays in reaching an agreement on acceptable terms with prospective clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different clinical study sites;

●	delays in identifying and recruiting suitable clinical investigators;
●	delays in obtaining required IRB approval for each clinical study site or adverse action by one or more IRBs;
●	a new safety finding that presents unreasonable risk to clinical study participants;
●	a negative finding from an inspection of our clinical research organization (CRO), clinical study operations or study sites;
●	the finding that the investigational protocol or plan is deficient to meet its stated objectives;
●

delays in identifying, recruiting, and enrolling suitable patients to participate in our clinical studies, and delays caused by patients withdrawing from clinical studies, or failing to return for post-treatment follow-up;

●	delays caused by disease epidemics, pandemics, such as COVID-19, or other health crises;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CRO or other third parties, or us to adhere to clinical study requirements;
●	failure to perform in accordance with FDA’s or any other regulatory authority’s Code of Good Clinical Practice (GCP) requirements, or other regulatory guidelines in other countries;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional studies;
●	the cost of clinical studies of our product candidates being greater than we anticipate;
●

clinical studies of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon product development programs; and

●

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

Delays in the completion of any clinical study of our product candidates will increase our costs, slow down our product candidate development and approval process and delay, or potentially jeopardize our ability to commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical studies may also ultimately lead to the denial of regulatory approval of our product candidates or the termination of such clinical studies prior to their completion, either of which could adversely affect our business.

We have conducted, and continue to conduct, portions of our Phase 3 clinical trials outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We have conducted, and we expect to continue to conduct, portions of our Phase 3 clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials we conduct outside the United States must be representative of the population for which we intend to label the product in the United States. In addition, while Phase 3 clinical trials conducted outside the United States are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. We cannot assure you that the FDA will accept data from portions of our Phase 3 trials conducted outside the United States. If the FDA does not accept such data from such clinical trials, we would likely need to conduct additional trials, which would be costly and time-consuming and delay or permanently halt our development of simufilam, our lead investigational product.

The FDA or other regulatory agencies may put a clinical hold on our clinical studies, which would cause our business to suffer.

A clinical hold is an order issued by FDA or another regulatory agency to suspend an ongoing clinical trial, typically due to newly identified deficiencies with, or the need for additional information regarding, the subject study or drug candidate. For example, we are aware that in 2022, FDA placed clinical holds on drug candidates for Alzheimer’s disease from two competitors, Cortexzyme Inc. and Denali Therapeutics Inc. The grounds for imposition of a clinical hold are complex, variable and fact specific. If FDA imposes a clinical hold on us, no new patients may be enrolled in the subject study and study patients already in such study may be taken off our drug candidate unless treatment is specifically permitted by FDA in the interest of patient safety.  If we are issued a clinical hold, FDA would expect us to address the cited deficiencies or provide the requested additional information, in each case, through the submission of a detailed, written response. A clinical hold would require us to spend significant resources, potentially over an extended period of time, to address the root causes of FDA’s concerns, even if we disagreed with the FDA’s assessment of asserted deficiencies. If we were unable to find and successfully address such root causes or if our response were deemed inadequate to lift the clinical hold, this could adversely affect our business. If we were subjected to a clinical hold that remained in effect for one year or longer, the FDA may consider the IND for the affected product candidate to fall into Inactive Status, which may result in termination of the corresponding clinical program.  To the extent we are not successful in lifting any clinical hold that the FDA might impose, our results of operations and business will be materially adversely affected.

If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.

Even if FDA approves our drugs, physicians and patients may not accept and use them. Acceptance and use of our drugs will depend on a number of factors including:

●	when the drug is launched into the market and related competition;

●	approved label claims;
●	perceptions by members of the healthcare community, including physicians, about the safety, side effects and effectiveness of our drugs;
●	perceptions by physicians regarding the cost-benefit of our product candidates;
●	published studies demonstrating the cost effectiveness of our drugs relative to competing products;
●	availability of reimbursement for our products from government or healthcare payers;
●	effectiveness of marketing and distribution efforts by us and other licensees and distributors.

Because we expect to rely on sales generated by our current lead product candidates for substantially all of our revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

We may not be successful in developing our product candidates in neurodegeneration.

In addition to the risks associated with our Phase 3 clinical trials for simufilam, SavaDx and our future product candidates in neurodegeneration are still in development. Such early stage product candidates will take several years to develop and must undergo extensive clinical and scientific validations. Even if we are successful in developing any of our product candidates through clinical and scientific validation, we may not be able to develop a drug or a diagnostic that:

●	meets applicable regulatory standards, in a timely manner or at all;
●	successfully competes with other technologies and tests;
●	avoids infringing the proprietary rights of others;
●	is adequately reimbursed by third-party payors;
●	can be performed at commercial levels or at reasonable cost; or
●	can be successfully marketed.

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

From time to time, we may publish “top-line” or preliminary data from our clinical trials. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data at the time of its initial release. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Such data from clinical trials may materially change as more study data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary top-line data should be viewed with caution until the final data is available. Differences between preliminary or top-line data and final data could significantly harm our business prospects and may cause the trading price of our securities to fluctuate significantly.

Furthermore, other parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently than us, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from later, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

If we decide to commercialize any of our drugs ourselves, we may not be able to

●	hire and retain the necessary experienced personnel;
●	build sales, marketing and distribution operations in a cost-effective manner which are capable of successfully launching new drugs;
●	obtain access to adequate numbers of physicians to prescribe our products; or
●	generate sufficient product revenues.

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

We rely on third parties to conduct our studies and some aspects of our research, and such third parties may not perform satisfactorily, which could delay or harm our studies, research, and testing.

We substantially rely and expect to continue to rely on third parties, such as contract research organizations (CROs), clinical data management organizations, medical institutions, and clinical investigators, to conduct some aspects of our research and preclinical testing and our clinical studies. For example, Pentara Corporation, an independent consulting firm that specializes in complex statistical analysis of clinical trials, has conducted statistical analysis relating to cognition endpoints in our clinical studies. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it will delay our product development activities.

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

We are developing an investigational blood-based diagnostic test for Alzheimer’s disease, called SavaDx, which will require FDA approval prior to commercialization. Our diagnostic product candidate, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by FDA pursuant to the FDCA, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDCA, a diagnostic must receive FDA clearance or approval before it can be commercially marketed in the United States. The process of obtaining marketing approval or clearance from FDA or by comparable agencies in foreign countries for new products could:

●	take a significant period of time;
●	require the expenditure of substantial resources;
●	involve rigorous preclinical testing, as well as increased post-market surveillance;
●	require changes to products; and
●	result in limitations on the indicated uses of products.

If we do not compete effectively with scientific and commercial competitors, we may not be able to successfully develop our diagnostic test for Alzheimer’s disease.

The field of clinical laboratory testing is highly competitive. Diagnostic tests are characterized by rapid technological change. Our competitors in the United States and abroad are numerous and include, among others, major diagnostic companies, reference laboratories, molecular diagnostic firms, universities and other research institutions. Most of our potential competitors have considerably greater financial, technical, marketing and other resources than we do, which may allow these competitors to discover important biological markers and determine their function before we do. We could be adversely affected if we do not discover proteins or biomarkers and characterize their function, develop diagnostic and pharmaceutical and clinical services based on these discoveries, obtain required regulatory and other approvals and launch these tests and their related services before our competitors. We also expect to encounter significant competition with respect to any diagnostic tests that we may develop or commercialize. Those companies that bring to market new diagnostic tests before we do may achieve a significant competitive advantage in marketing and commercializing their tests. We may not be able to develop additional diagnostic tests successfully and we may not obtain or enforce patents, if any, covering these tests that provide protection against our competitors. Moreover, our competitors may succeed in developing diagnostic tests that circumvent our technologies or tests. Furthermore, our competitors may succeed in developing technologies or tests that are more effective or less costly than those developed by us or that would render our technologies or tests less competitive or obsolete. We expect competition to intensify in the fields in which we are involved as technical advances in these fields occur and become more widely known and changes in intellectual property laws generate challenges to our intellectual property position.

We will need to develop our own proprietary antibodies or find alternative approaches that do not involve antibodies to advance our SavaDx and our diagnostic program.

To date, most of our tests with SavaDx have relied on the use of commercially available antibodies, which are complex molecules that can recognize and bind to an intended protein. Commercially available antibodies can present technical challenges, such as improper validation, significant batch-to-batch variations or inconsistent storage, any of which can jeopardize our studies and experiments. We are also evaluating an alternative approach to detect Alzheimer’s disease using mass spectrometry to detect FLNA, i.e., without the use of antibodies. The complexity of such an alternative approach also gives rise to many technical issues that are challenging to solve. We cannot be certain that we will be able to successfully complete the development of a detection system for Alzheimer’s disease that does or does not involve antibodies.

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

Alzheimer’s dementia is a progressive, degenerate disease. Severity of disease is typically assessed by stage of disease progression, a continuum that ranges from, approximately, mild cognitive impairment (MCI), to early stage, to mild, to moderate and finally to severe disease. Over time, cognition progressively worsens in the mild-to-moderate stages of Alzheimer’s as the disease takes its toll. However, we do not have a clear understanding of how our drug candidate simufilam may impact patients by stage of disease, if at all. For example, in our open-label and small placebo-controlled studies, we observed apparent differences in treatment effects by stage of disease. While we believe our data in mild patients may emphasize the importance of treating patients early in the disease, such observations may or may not replicate in any of our subsequent clinical studies.

We expect to rely on clinical results generated predominately, or even solely, from patients with mild Alzheimer’s disease to show evidence of efficacy in our Phase 3 clinical trials, if any. Our reliance on patients with mild disease may narrow our ability to broadly market simufilam to the Alzheimer's disease community, if our drug candidate receives regulatory approval.

Our Phase 3 trials have randomized a total of approximately 1,900 patients with mild to moderate stages of Alzheimer’s disease at baseline (MMSE 16-27). Approximately 70% of these patients are diagnosed with mild Alzheimer’s disease (MMSE 20-27). Since the distribution of patients randomized into these trials is numerically skewed towards mild patients, we expect to rely predominantly, or even solely, on outcomes from mild patients to show evidence of drug efficacy, if any, in our Phase 3 trials. Our reliance on mild Alzheimer’s patients to show evidence of drug efficacy in our Phase 3 trials may not allow us to meet the regulatory standards required to gain a broad label indication in Alzheimer’s disease, and this may limit our ability to broadly market simufilam to the Alzheimer's disease community, if our drug candidate receives regulatory approval and becomes commercially available.

We may encounter difficulties keeping patients enrolled in our Phase 3 clinical studies, and our clinical development activities could thereby be delayed or otherwise adversely affected.

The successful completion of clinical studies in accordance with their protocols depends, among other things, on our ability to keep patients enrolled in our Phase 3 studies until study conclusion. Patients who are enrolled in our Phase 3 studies may terminate their participation for a many reasons, including:

●	moving away from a clinical site;
●	inability to keep appointments due to loss of mobility or caregiver;
●	perceptions as to the efficacy of treatment, or lack thereof, including those who are randomized to placebo;
●	side-effects associated with treatment;
●	loss of interest or motivation to continue participation in clinical research;
●	patient non-compliance or protocol deviations;
●	interest in other available therapies and product candidates;
●	withdrawal of patient consents; and
●	the emergence of severe or debilitating health issues unrelated to study participation, such as a fall resulting in a fractured hip.

 Our clinical studies may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.

Before obtaining regulatory approvals for any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical experiments and clinical studies that our product candidates are both safe and effective for use in an intended population. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use, as determined by the FDA in the United States.

New drug discovery, development and commercialization involves a high degree of risk. The process is expensive and complex and can take many years to complete, and its outcome is inherently uncertain. It can take over 10 to 15 years and cost over $1 to $2 billion for each new drug candidate to achieve regulatory approval. Only a small number of research and development programs achieve regulatory approval and subsequent commercialization of a drug product. We believe that in recent decades about 90 to 95% of novel drug candidates under development by the biopharmaceutical industry have failed to achieve regulatory approval and subsequent commercialization. Failure can occur at any time during the drug discovery and development process and such failures may be due to lack of clinical efficacy, adverse safety profile, regulatory hurdles, excessive costs, lack of perceived market opportunity, lack of resources, insufficient reimbursement from insurers, inability to compete or for other reasons. Many biopharmaceutical companies have suffered significant setbacks in Phase 3 clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Seasoned professionals with a prior track record of innovation in drug discovery and development, as well as substantial business expertise, routinely fail to achieve regulatory approval of new product candidates.

The results of our preclinical studies with our product candidates may not be predictive of the results of early-stage or later-stage clinical studies, and results of early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. The results of clinical studies in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen, and other clinical study protocols and the rate of dropout among clinical study participants. Our open-label extension study may also extend the timing and overall cost of our clinical development program substantially. Product candidates in later stages of clinical studies may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical studies.

We may suffer significant setbacks in our ongoing Phase 3 clinical studies due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier studies. Clinical trials in neurodegenerative diseases, including Alzheimer’s disease, have much higher historically failure rates than in many other disease areas. Most new product candidates for neurodegeneration that begin clinical studies are never approved by regulatory authorities for commercialization.

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

In addition to Biogen, Eisai and Eli Lilly, several pharmaceutical and biotechnology companies are currently pursuing the development of products for the treatment of neurodegenerative diseases, including Alzheimer’s disease. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals, and marketing approved products than we do.

Our commercial opportunity could be reduced or eliminated if other competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient, achieve greater acceptance among physicians and patients, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of neurodegenerative disease indications, which could give such products significant advantages over any of our product candidates. Competitors other than Biogen, Eisai and Eli Lilly may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

Risks Related to Government Regulation and Other Legal Compliance Matters

Our financial condition and operating results could be adversely impacted by unfavorable results of legal proceedings, government investigations or allegations and other claims, many of which arose following a short selling attack campaign against our Company that commenced in 2021.

We are, and may in the future be, subject to various investigations and legal proceedings.

In recent years, there has been a trend of increasing government investigations, legal proceedings and law enforcement activities against companies, executives and others operating in our industry, including those arising from whistleblower programs operated by the SEC and DOJ and the qui tam provisions of the False Claims Act.

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

In addition, such proceedings against us or against third parties with whom we collaborate or otherwise do business may affect our reputation, inhibit our ability to raise fund in the capital markets, create a risk of potential exclusion from government reimbursement or grant programs and may lead to additional civil litigation. Even meritless claims could subject us to adverse publicity, hinder us from securing insurance coverage in the future or require us to incur significant legal costs. As a result, having taken into account all relevant factors, we may in the future enter into settlements of such claims without bringing them to final legal adjudication by courts or other such bodies, despite having potentially significant defenses against them, in order to limit the risks they pose to our business and reputation. Such settlements may require us to pay significant sums of money and to enter into corporate integrity or similar agreements intended to regulate company behavior for a period of years, which can be costly to operate under.

As a result, significant claims or legal proceedings to which we are a party, any judgments or settlements against us or involving third parties associated with us relating to such claims or proceedings, and any accruals that we may take with respect to potential judgments or settlements, could have a material adverse impact on our business, financial condition or results of operations, as well as on our reputation.

Additional future litigation involving us could be costly and time-consuming to defend.

Innovative drug development is highly litigious, and we may, from time to time, become subject to or involved in additional legal proceedings, claims and allegations that arise in the ordinary course of business or pursuant to governmental or regulatory enforcement activity. Regardless of merit, any lawsuits against or involving us, individually or in the aggregate, may have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, any litigation to which we subsequently become a party might result in substantial costs and divert management's attention, time and resources, which might seriously harm our business, financial condition, results of operations and cash flows. Our insurance policies might not cover such claims, might not provide sufficient payments to cover all of the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. In particular, any claim could result in potential liability for us if the claim is outside the scope of the indemnification agreement we have with our third-party partners, or our third-party partners do not abide by the indemnification agreement as required, or the liability exceeds the amount of any applicable indemnification limits or available insurance coverage. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could have a material adverse effect on our financial condition, results of operations, cash flows or reputation.

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

Applications for our product candidates could fail to receive regulatory approval in an initial or subsequent indication for many reasons, including but not limited to the following:

●	FDA or comparable foreign regulatory authorities may disagree with the design, implementation, or results of our clinical studies;
●

FDA or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities, or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

●	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
●	we may be unable to demonstrate to FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio when compared to the standard of care is acceptable;
●	FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical studies;
●

the data collected from clinical studies of our product candidates may not be sufficient to support the submission of a new drug application (NDA), or other submission or to obtain regulatory approval in the United States or elsewhere;

●

FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures, and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

The commercial success of our product candidates will depend upon our ability to obtain FDA-approved labeling effectively describing their features. If a product receives regulatory approval, the approval may be significantly limited to specific disease stages, patient populations and dosages, or the indications for use may otherwise be limited, which could restrict the availability of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling or a commitment to conduct one or more post-market studies or clinical trials. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness.

Our failure to achieve FDA approval of product labeling containing appropriate information will prevent us from advertising and promoting the key features of our product candidates in order to differentiate them from other similar products. On the other hand, limitations required by the FDA for the product labeling of our product candidates may restrict the patient populations to which our product candidate is available. Either of these results would make our products less competitive in the market the commercial value of the product.

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

We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to:

●	comply with the laws of FDA and other comparable foreign regulatory authorities;
●	provide true, complete, and accurate information to FDA and other comparable foreign regulatory authorities;
●	comply with manufacturing standards we have established;
●	comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws;
●	report financial or clinical information or data accurately or to disclose unauthorized activities to us; or
●	otherwise comply with applicable criminal, civil or regulatory laws governing their conduct.

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

We are obligated to comply with the laws of all countries and jurisdictions in which we operate. These laws cover an extremely wide and growing range of activities. Such legal requirements can vary from country to country, and new requirements may be imposed on us from time to time as government and public expectations regarding acceptable corporate behavior change, and enforcement authorities modify interpretations of legal and regulatory provisions and change enforcement priorities. In addition, we rely on numerous associates, independent contractors, consultants, commercial partners and vendors who may put our reputation, business and operations at risk of material impairment if they engage, or are alleged to engage, in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, in violation of such laws and public expectations.

The laws and regulations that govern our operations include, among others:

●

the Clinical Laboratory Improvement Amendments (CLIA) of 1988, which are United States federal regulatory standards that apply to all clinical laboratory testing performed on humans in the United States, requires that laboratories obtain certification from the federal government, and state licensure laws;

●	FDA laws and regulations , including those relating to off-label marketing;
●

the Health Insurance Portability and Accountability Act (HIPAA), which imposes comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, including penalties for violators, enforcement authority to state attorneys general and requirements for breach notification;

●

state laws regulating testing and protecting the privacy of test results, as well as state laws protecting the privacy and security of health information and personal data and mandating reporting of breaches to affected individuals and state regulators;

●

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

●

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

●

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

●

other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;

●

the Foreign Corrupt Practices Act (FCPA) and other worldwide anti-bribery laws, including those that prohibit companies and their intermediaries from making improper payments to government officials or other third parties for the purpose of obtaining or retaining business, and laws that prohibit commercial bribery;

●	import, export control and economic sanctions laws and regulations in the U.S. and elsewhere;
●	Federal securities laws, including provisions of the Exchange Act and Dodd-Frank Act under which whistleblowers that report alleged violations of wrongdoing can obtain up to 30% of related recoveries;
●

the federal Physician Payments Sunshine Act, which requires manufacturers to track and report to the federal government certain payments and other transfers of value made to physicians and teaching hospitals and ownership or investment interests held by physicians and their immediate family members;

●

section 216 of the federal Protecting Access to Medicare Act of 2014 (PAMA), which requires applicable laboratories to report private payer data in a timely and accurate manner every three years (and in some cases annually);

●	state laws that impose reporting and other compliance-related requirements; and
●	similar foreign laws and regulations that will apply to us in foreign countries in which we may choose to operate in the future.

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

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we may need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify; however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. We do not carry a separate cybersecurity commercial insurance policy covering the potential financial losses that may occur in the event we experience a cybersecurity incident. Conditions in the insurance markets relating to nearly all areas of traditional corporate insurance change rapidly and may result in higher premium costs, higher policy deductibles and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

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

The purported goal of the Inflation Reduction Act (IRA) of 2022 is to lower healthcare costs for Americans, and includes several provisions aimed at reducing drug spending and increasing access to pharmaceuticals. Specifically, the IRA introduces drug-price negotiations by requiring the federal government to negotiate “maximum fair prices” with drug manufacturers for certain brand-name, single-source drugs covered under Medicare Part B and Part D. In addition, the IRA penalizes price increases and expands required discounts on branded, single-source drugs. The IRA is a highly complex piece of legislation that continues to evolve. We do not and cannot understand or anticipate the full impact and potential implications of the IRA on our business or on our drugs, however, we currently believe the IRA may reduce the prices we are able to obtain for our product candidates, if approved in the United States.

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

●

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

●

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

●

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

●

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

●

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

●

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

Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the U.S. transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or other technologies or (ii) invent any of the inventions claimed in our patents or patent applications.

The America Invents Act also significantly affects the way patent applications are prosecuted and as well as patent litigation. This includes allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings as compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we may own;
●	we might not have been the first to make the inventions covered by the issued patent or pending patent application that we own now or in the future;
●	we might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned intellectual property rights;
●	it is possible that our current or future pending patent applications will not lead to issued patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
●

our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may harm our business; and
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Risks Related to Our Business and Operations

Our reputation and operations could be adversely impacted by allegations of wrongdoing, regardless of their merits.

We believe that our reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing our reputation is critical to many of our core operations, such as conducting studies, working with outside vendors, attracting qualified employees, members of our Board of Directors and science collaborators, raising funds for future operations, and working with potential industry and government collaborators. Maintaining and enhancing our reputation will depend largely on our ability to develop innovative drug products, continue to generate credible scientific data and respond appropriately to our critics, which we may not do successfully.

Our reputation may be injured by the dissemination of false statements purporting to be fact, mischaracterizations of our scientific data, or by hostile actions made by or paid for by parties associated with market participants who seek a decline in the price of our securities (“short-sellers”) as well as media coverage of the foregoing. Allegations, mischaracterizations and similar statements may be disseminated directly to third parties with whom we interact, published in forums over which we have no control, such as through online social media channels or publicized as a result of media coverage, and may be adopted by the editors of scientific or technical journals that have published our research, potentially resulting in retractions or expressions of concern by the journals. For example, although no journal has asserted that we or any of our employees or consultants has inappropriately manipulated data or engaged in any misconduct, public short-seller allegations have prompted several journals to reassess certain peer-reviewed articles previously published by researchers associated with us and to retract articles or issue expressions of concern.

Regardless of merit, allegations, mischaracterizations and false statements may spread quickly and erode confidence in our reputation. Maintaining and enhancing our reputation may require us to make substantial investments in legal actions or other activities, and these investments could be expensive, time consuming, and unsuccessful. If we fail to successfully maintain our reputation, or if we incur excessive expenses in this effort, our business, operations, future prospects, cash flows, and financial position may be adversely affected.

Our current dependence on single source suppliers for our drug substance and drug product could materially adversely affect our ability to manufacture our product candidates and materially increase our costs.

We rely on single source suppliers for materials that are critical to the manufacturing of simufilam, our lead product candidate. This reliance subjects us to risks related to our potential inability to obtain an adequate supply of required materials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct their activities in accordance with regulatory requirements, or if there are disagreements between us and these third parties, we may not be able to complete, or may be delayed in completing, the clinical studies required to support future regulatory submissions and approval of the product candidates we develop. Our operating results could be materially adversely affected if we were unable to obtain adequate supplies of simufilam in a timely manner or if their cost increased significantly due to inflation or other factors.

Further, under certain circumstances, service providers that have contracted with us may be entitled to terminate their engagements with us. In such circumstances, product development activities could be delayed while we seek to identify, validate, and negotiate an agreement with a replacement service provider. In some such cases an appropriate replacement may not be readily available or available on acceptable terms, which could cause additional delays to our development process. It would likely result in production and delivery delays if we needed to find alternative suppliers for simufilam, which could lead to delays in our clinical trials and have a material adverse effect on our business, results of operations and financial condition

Inadequate Congressional funding for the FDA, the SEC and other U.S. government agencies or comparable foreign regulatory authorities, including from government shut downs, or other disruptions to these agencies’ operations, could hinder these agencies’ ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent government agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and enact statutory, regulatory and policy changes. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid, unpredictable and entirely beyond our control.

Disruptions at the FDA and other agencies may also slow the time necessary for us and the FDA to communicate and continue discussions on key aspects of our Phase 3 clinical analysis, or for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or SEC to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The FDA may change the statutory requirements for drug approval.

FDA Guidances for Industry are non-binding policy documents that are issued by FDA from time to time to assist sponsors, such as our Company, with the clinical development of drug candidates. Even though such guidance documents do not set legal standards or impose binding requirements they are nonetheless broadly followed by sponsors, including us. In addition, sponsors who adhere in good faith with earlier guidance documents have no assurance or recourse against enforcement actions if the guidance documents are later replaced with conflicting guidance. We have relied heavily on current FDA guidance and meetings with the FDA to advance simufilam through the drug development process. Any future changes to existing FDA Guidance for Industry for Alzheimer’s disease may have a material adverse effect on our business, may add significant time, cost or complexity to our drug development program for simufilam, or could cause us to cease or delay development of some or all our product candidates.

In addition, changes in FDA regulations, statutes or the interpretation of existing regulations and statutes could impact our business by requiring, for example: (i) changes to our manufacturing arrangements for simufilam; (ii) additions or modifications to product labeling, if and when our product candidates are approved for sale; (iii) the recall or discontinuation of our product candidates from investigational clinical sites; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they may have a material adverse effect on our business, may add significant time, cost or complexity to our drug development program for simufilam, or could cause us to cease or delay development of some or all our product candidates.

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

We do not have any manufacturing facilities. We currently rely on CDMOs for all of the manufacture of our materials for preclinical studies and clinical studies and expect to continue to do so for preclinical studies, clinical studies, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs for the manufacturing of our product candidates. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

●	the possible breach of the manufacturing agreement by the third party;
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
●	reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and
●	the inability to produce required volume in a timely manner and to quality standards.

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

Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its implementing regulations establish privacy and security standards that limit the use and disclosure of personally identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. For example, the California Consumer Privacy Act (“CCPA”), which took effect in 2020, gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, the categories of third parties with whom a covered company shares personal information, and specific pieces of information collected by a covered company. The CCPA imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA also gives California consumers the right to ask covered companies to delete a consumer’s personal information and it places limitations on a covered company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. Additionally, the California Privacy Rights Act (“CPRA”), which became operational in 2023, significantly modifies the CCPA, including expanding consumers’ rights with respect to certain sensitive personal information, and creates a new state agency vested with authority to implement and enforce the CCPA and CPRA. The Virginia Consumer Data Protection Act (“CDPA”) went into effect on January 1, 2023. The CDPA provides consumers with new rights to access, correct, delete and obtain a copy of the personal information a covered business holds about them, and to opt out of certain data processing activities.

Because we are developing our lead product candidate for the treatment of Alzheimer’s disease, a condition for which there are few recent examples of new drug molecules that have received full FDA approval, and all Phase 3 trials in Alzheimer’s disease employ cognitive and functional efficacy endpoints or methodologies that may be considered subjective, there is a heightened risk that the FDA or other regulatory authorities may not consider our Phase 3 clinical trials, or the endpoints of our clinical trials, as evidence of clinically meaningful results or that our clinical results may be difficult to analyze.

If our product candidates advance to the FDA review process, we will need to demonstrate the achievement of success criteria and endpoints such that the FDA will be able to determine the clinical efficacy and safety profile of our product candidates. Because we are developing a novel treatment for Alzheimer’s disease, a condition in which there are very few examples of new drug approvals, and our trials employ endpoints or methodologies that may be considered subjective, there is heightened risk that the FDA or other regulatory bodies may not consider our clinical trials, or the endpoints of our clinical trials, as evidence of clinically meaningful results to patients. In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a threshold of statistical significance (i.e., p-value <0.05). Even if we believe the data collected from clinical trials of our lead product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Pre-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us, which could delay, limit or prevent regulatory approval.

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

As our development plans and strategies develop, we expect to add a significant number of additional managerial, operational, financial, and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, retaining, and motivating additional employees;

●	increasing employee headcount;
●

managing our internal development efforts effectively, including the clinical and FDA review process for our current and future product candidates, while complying with our contractual obligations to contractors and other third parties;

●	expanding our operational, financial and management controls, reporting systems, and procedures; and
●	managing increasing operational and managerial complexity.

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

In 2021, we made an all-cash purchase of an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. Title to this property is held by Austin Innovation Park, LLC, a Texas limited liability company wholly owned by Cassava Sciences. The purchase required a substantial upfront cash investment and may require further commitments of our resources in the future. We have assumed or entered into lessor commitments with independent third parties for portions of our office complex and expect to continue to do so in the future. Commercial property ownership and related leasing activity are subject to many factors that pose substantial financial risks and uncertainties, including tenant default or non-payment of lease obligations by tenants. Macro-economic or other factors outside of our control could have an adverse effect on the demand for leased office space in our locale or may cause a decline in the market value of our corporate headquarters.

At December 31, 2023, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. Virtually all existing tenant leases will expire in 2024. We believe tenant leases that expire in 2024 will likely not be extended, renewed or re-leased beyond their expiry date, in which case we will no longer receive rental payments or reimbursement for shared expense for such office space. If we fail to lease unoccupied office space at favorable rates, or if we incur excessive expenses in this effort or incur excessive leasehold improvements or property ownership expenses, our business, operations, future prospects, cash flows, and financial position may be adversely affected. In addition, our property is located in a semi-rural, wooded area of Austin, Texas that is subject to natural disasters such as extreme weather conditions, including but not limited to floods, tornadoes, wildfires, winter storms, lighting, heat waves and drought. Such natural disasters could damage, destroy or impair the value of our property or reduce the number of tenants who are willing or able to continue to lease office space in our property. We may incur substantial expenses as a result of our property’s exposure to natural disasters, which could have a material adverse effect on our business and prospects.

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

In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems, as well as extensive cloud-based applications and data storage. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information. Despite the implementation of security measures, our internal computer systems and those of our current or future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. As the cyber-threat landscape evolves, these cyberattacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, and/or other means. If a breakdown, cyberattack, or other information security breach were to occur and cause interruptions in our operations, it could result in a misappropriation of confidential information, including our intellectual property or financial information, and a material disruption of our development programs and our business operations. For example, the loss of clinical study data from completed, ongoing, or future clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates, to conduct clinical studies, and to analyze our clinical study data and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential, financial, or proprietary information, including data related to our personnel, we could incur liability or risk disclosure of confidential, financial, or proprietary information, and the further development and commercialization of our product candidates could be delayed. There can be no assurance that we and our business counterparties will be successful in efforts to detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks, or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data, which could result in financial, legal, business, or reputational harm to us.

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

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, disease epidemics or pandemics, such as COVID-19, and other natural or man-made disasters or business interruptions, for which we are partly or entirely uninsured. In addition, we rely on third parties for conducting certain research and development activities relating to our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any such business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Social media platforms have significantly altered the dynamics of corporate communications and present risks and challenges, some of which are and may continue to be unknown to us.

As social media continues to expand, it also presents us with new challenges. The inappropriate or unauthorized use of our confidential information on media platforms could cause brand damage or information leakage, which would cause legal or regulatory issues for us. In addition, negative, inappropriate or inaccurate posts or comments about us or our product candidates on social media internet sites could quickly and irreversibly damage our reputation, image and goodwill. Further, the accidental or intentional disclosure of non-public sensitive information by our workforce or others through media channels could lead to information loss or could lead to legal or regulatory issues for us. In addition, there is a risk of a fraudulent third-party hijacking our information technology systems without our knowledge to access our confidential documents or to use our company name, logo or brand without authorization. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm and costs to our business.

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

We are engaged in developing early- and clinical-stage technologies and will continue to do so for the foreseeable future. Unlike larger organizations, we rely on a very small number of highly skilled, and highly sought after, employees to continue the advancement of our development stage technologies. The knowledge and skills contributed by our key employees may be irreplaceable and the loss of a key employee may cause substantial negative financial, operational and scientific consequences for our business. As an example, in the past, we have received research grant awards from NIH, which depended in part on the continued participation of certain key employees, known as Principal Investigators. When such NIH grant awards are in place, the loss of a Principal Investigator may result in the loss of one or more of such research grant awards. Likewise, the intellectual property that is intended to protect our development stage technologies is still evolving and its evolution remains highly dependent on a small number of employees with specific expertise. The loss of a key employee may jeopardize our existing or pending intellectual property or may prevent us from accessing the technical information and knowledge necessary to extend our portfolio of intellectual property. Furthermore, we believe the adverse effects that may result from losing a key employee’s participation cannot be compensated with any specific insurance policies, such as “key person” or “business life” insurance. If we are not successful in retaining key employees, our business and financial condition will suffer, and we may need to cease our operations.

If our current research collaborators or scientific advisors terminate their relationships with us or develop relationships with a competitor, our ability to continue our business operations could be adversely affected.

We have relationships with unaffiliated research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover drugs and biomarkers involved in human disease and validate and commercialize diagnostic tests may depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful. Our research collaborators and scientific advisors may have relationships with other commercial entities, some of which could compete with us. Our research collaborators and scientific advisors sign agreements which provide for the confidentiality of our proprietary information and the results of studies conducted at our request. We may not, however, be able to maintain the confidentiality of our technology and other confidential information related to all collaborations. The dissemination of our confidential information could have a material adverse effect on our business.

Our business may be impacted by political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control.

War, terrorism, geopolitical uncertainties and other business interruptions could cause damage to, disrupt or cancel the conduct of our clinical studies on a global or regional basis, which could have a material adverse effect on our business, clinical sites or vendors with which we do business. Such events could also decrease patient demand to enroll in our clinical studies or make it difficult or impossible for us to deliver products and services to our clinical investigational sites. In addition, territorial invasions can lead to cybersecurity attacks on technology companies, such as ours, located far outside of the conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in Israel, Russia or the Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas may escalate and result in broad economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials outside the U.S. or result in material implications for our business. In addition, our insurance policies typically contain a war exclusion of some description and we do not know how our insurers are likely to respond in the event of a loss alleged to have been caused by geopolitical uncertainties.

Our efforts to minimize the likelihood and impact of a cybersecurity incident may not be successful and our business could be negatively affected by a data breach or other cybersecurity threat or other disruption to our operations, which could result in legal claims against us or could give rise to substantial financial costs to redress any such cybersecurity incident and could harm our relationship with vendors, clinical study participants or regulators.

Our business operation is data-intensive and relies extensively on the use of information technology. In addition, biopharmaceutical firms have been subject to an increasing number of cyberattacks in recent years, particularly cyberattacks targeting the theft of intellectual property and unauthorized access to proprietary clinical research data or sensitive patient information. Given the nature of our business, we are subject to a variety of evolving cybersecurity threats to our information technology infrastructure, including ransomware, unauthorized attempts to gain access to our operations or to sensitive patient information, denial-of-service attacks or various other methods of attacks. As discussed below, similar security threats may be faced by our vendors, consultants, suppliers, subcontractors, clinical investigational sites and non-clinical research labs.

Such cybersecurity threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, nation states and rogue nation-state actors. We could also be impacted by the improper cyber conduct of our employees or others working on behalf of us who have access to our proprietary information or sensitive patient information, which could adversely affect our business and reputation. The occurrence of any material cybersecurity incident could cause substantial disruptions to our business operations. In addition to cyber threats, we may face threats to the security of our facilities or executives, which could materially disrupt our business if carried out.

We also work cooperatively with numerous vendors, consultants, suppliers, subcontractors, clinical investigational sites and non-clinical research labs, which have access to our proprietary or sensitive information. These third parties, which are typically outside our control, may have varying levels of cybersecurity expertise and safeguards and our ability to monitor their cybersecurity practices is limited. These third parties may not have adequate cybersecurity measures in place, and incidents or other interruptions suffered by them could cause us to experience adverse consequences. In particular, cybersecurity incidents in our drug supply chain could have an adverse impact on our ability to timely deliver product candidates to patients and physicians participating in our clinical studies, which could cause us to delay or cancel the completion of our ongoing clinical and non-clinical studies.

If cybersecurity threats materialize and we or third-parties that we rely upon are unable to defend against them or to protect sensitive information, including through complying with evolving information security and data protection/privacy regulations, this could cause vendors, clinical study participants, clinical study investigation sites, patients, or governmental authorities to question the adequacy of the threat mitigation and detection processes and procedures that we and our vendors employ. Moreover, depending on the severity of an incident, our proprietary clinical research data, sensitive patient information, intellectual property, including trade secrets and research, development and technical know-how, could be compromised.

Nearly all of our operations carry cybersecurity risks, including risks that they could be breached or that we could fail to detect, prevent or combat attacks, which could result in financial losses and claims against us, and could harm our relationships with our vendors or clinical study participants. The costs and expenses to respond to a material cybersecurity incident or other security threat or disruption may be substantial for a company of our size. Further, we do not carry a separate cybersecurity commercial insurance policy covering the potential financial losses that may occur in the event we experience a cybersecurity incident.

Risks Related to Financial Condition and Capital Requirements

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including a net loss of $97.2 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $380.8 million.

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

We expect to continue to incur significant expenses and higher operating losses for the foreseeable future. We anticipate our expenses will remain substantial as we:

●	continue our research and discovery activities;
●	advance our current and any future product candidates through preclinical and clinical development;
●	initiate and conduct additional preclinical, clinical, or other studies for our product candidates;
●	work with our CDMO’s to scale up the manufacturing processes for our product candidates;
●	seek regulatory approvals and marketing authorizations for our product candidates;
●	obtain, maintain, protect, defend and enforce our intellectual property portfolio;
●	attract, hire, and retain qualified personnel;
●	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
●	experience any delays or encounter other issues related to our operations;
●	meet the requirements and demands of being a public company; and
●	defend against litigation, claims or other uncertainties that may arise from allegations made against us or our collaborators.

Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In any quarter, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We have broad discretion in the use of our capital resources, including the net proceeds from any of our financing transactions, and we may not use them effectively.

We have broad discretion in the application of our capital resources, including the net proceeds from our financing transactions, and investors will not have the opportunity to opine on whether such resources are being used appropriately. We could spend such capital resources in ways that vary substantially from their initially communicated intended use, do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest available capital resources, including net proceeds from our financing transactions, in a manner that does not produce income or that loses value

We have no product revenues and may never achieve revenues or profitability based on product revenues.

We have no products approved for commercial sale. To obtain revenues from the sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing, and marketing product candidates with significant commercial value. This is a significant endeavor that few early-stage biopharmaceutical companies can successfully achieve. Our ability to generate revenue and achieve profitability depends on many factors, including:

●	completing research and preclinical and clinical development of our product candidates;
●	obtaining regulatory approvals and marketing authorizations for product candidates for which we successfully complete clinical development;
●

developing a sustainable and scalable manufacturing process for our product candidates, as well as establishing and maintaining commercially viable supply relationships with third parties that can provide adequate products and services to support clinical activities and commercial demand for our product candidates;

●	identifying, assessing, acquiring, and/or developing new product candidates;
●	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
●	addressing any competing technological and market developments;
●	maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
●	attracting, hiring, and retaining qualified personnel.

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

As of December 31, 2023, we had cash and cash equivalents of $121.1 million. In addition, from January 3, 2024 to February 26, 2024, we received gross proceeds of approximately $21.8 million from the exercise of outstanding warrants. See Note 13 to the consolidated financial statements for more information.

Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operations for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is a forward-looking statement, based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of currently unanticipated circumstances, which may be beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Our cash and cash equivalents are generally maintained in highly liquid investments with original maturities of three months or less at the time of purchase. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2023, no assurance can be given that deterioration in conditions of the global credit and financial markets, including inflationary pressure, would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

Our operations are subject to the effects of rising inflation.

The United States has experienced historically high levels of inflation over the last three years. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 3.4% for the 12 months ended December 31, 2023, after being between 6.5% - 7.0% in each of 2022 and 2021. If the inflation rates continue at historically high levels, for example due to increases in the costs of labor and supplies, it may affect our expenses, such as employee compensation and research and development charges. Research and development expenses account for a significant portion of our operating expenses. Additionally, the U.S. is experiencing a continuing workforce shortage, which in turn has created a very competitive wage environment that may increase our operating costs. To the extent inflation results in further interest rate increases and has other adverse effects on the market, inflation may adversely affect our consolidated financial condition and results of operations or business prospects.

Risks Related to the Ownership of Our Common Stock and Warrants

We do not know whether a sufficient market will continue to develop for our securities or what the market price of our securities will be, and, as a result, it may be difficult for investors to sell shares of our common stock or outstanding warrants.

If a market for our common stock is not sustained, it may be difficult to sell shares of our common stock at an attractive price or at all. Similarly, if an active and stable market for our outstanding warrants is not sustained, it may be difficult to sell such warrants at an attractive price or at all. The trading market for our securities may lack adequate size, liquidity or price transparency.  We cannot predict the prices at which our common stock or warrants will trade. Moreover, features of our warrants, such as our redemption right or the 9.9% ownership limitation on exercisability, may affect the trading price of such warrants.

It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our trading securities may fall.

The market price of our common stock has historically been highly volatile, and we expect it to continue to be volatile, which could result in substantial losses for investors who purchase our shares.

The market price of our common stock has historically been highly volatile. For example, the closing price of our common stock has fluctuated from a low of $12.64 to a high of $30.11 over the 12 months preceding the filing date of this Annual Report on Form 10-K. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the success of existing or new competitive products or technologies;
●	the timing and results of clinical studies for our current product candidates and any future product candidates that we may develop;
●	failure or discontinuation of any of our product development and research programs;
●

results of preclinical studies, clinical studies, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;

●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
●	the results of our efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders, or other stockholders;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions; and
●	securities litigation, regardless of merit.

In recent years, the stock market in general, Nasdaq, and the markets for early-stage companies and pharmaceutical and biotechnology companies have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we are currently and may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Hedging arrangements relating to our warrants may affect the value and volatility of our common stock.

In order to hedge their financial positions, certain warrant holders may enter into hedging transactions with respect to our common stock, may unwind or adjust hedging transactions and/or may purchase or sell large blocks of our common stock in one or more market transactions. The effect, if any, of these activities on the trading price of our common stock will depend in part on market conditions and cannot be known in advance, but any of these activities could adversely affect the value and price volatility of our common stock.

The trading price for our warrants may bear little or no relationship to traditional valuation methods, or to the market price of our common stock, and therefore the trading price of the warrants may fluctuate significantly.

The trading price of our warrants may have little or no relationship to, and may be significantly lower, or at times higher, than the price that would otherwise be established using traditional indicators of value, such as our future prospects and those of our industry in general; future potential revenues, earnings, cash flows, and other financial and operating information, or multiples thereof; market prices of securities and other financial and operating information of companies engaged in drug development activities similar to ours; and the views of research analysts. Potential investors should not buy warrants in the open market unless they are willing to take the risk that the trading price of the warrants could fluctuate and decline significantly. In order for warrant holders to recover the value of an investment in the shares of common stock received upon exercise of a warrant (after taking into account the bonus share fraction during any bonus share period) at the exercise price, the value of such shares of common stock must be more than the exercise price of the warrants.

In addition, we may redeem all unexercised warrants at our sole option at any time on or after April 15, 2024, and upon meeting certain other conditions. If we redeem unexercised warrants, they will cease to be outstanding after the redemption date, they will cease to trade, and they will have no value.

If securities analysts do not publish research or reports about our business, or we are the subject of negative publicity, the price of our stock could decline.

The trading market for our securities depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable evaluations of our company or our stock, the price of our securities could decline. If one or more of these analysts cease coverage of our company or fail to publish reports covering our company regularly, our stock may lose visibility in the market, which in turn could cause the price of our securities to decline. In addition, if we are the subject of negative publicity, whether from an analyst, academic, social media, industry group or the general or financial press, the price of our securities may decline.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling—also known as “shorting,” “selling short” or “going short”—refers to the sale of a security or financial instrument that the seller has borrowed from a third party. A short seller hopes to profit from a decline in the value of the securities they are shorting. As it is in the short seller’s financial interest for the price of our stock to decline, some short sellers may publish misrepresentations, falsehoods or mischaracterizations regarding our business operations, including our pre-clinical or clinical results, that are intended to create and spread negative publicity about us. Since negative information can travel fast in the media, short seller activity can lead to a sudden, sharp decline in the market value of the market price of our securities, which is sometimes known as a “short attack.” Issuers, like us, with securities that have historically had limited trading volumes and relatively high volatility, together with the challenges of engaging in new and complex scientific endeavors, can make us particularly vulnerable to such short seller attacks. Short selling may also lead to fluctuations of our stock price, particularly if other investors holding “long” positions in our common stock seek to counter short selling activity by purchasing additional shares, thus making it more difficult and more expensive for short sellers to profit. No assurances can be made that declines in the market price of our common stock will not occur in the future in connection with such activity.

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

Anti-takeover provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

●	a classified board so that only one of the three classes of directors on our Board of Directors (the “Board”) is elected each year;
●	elimination of cumulative voting in the election of directors;
●	procedures for advance notification of stockholder nominations and proposals;
●	the ability of the Board to amend our bylaws without stockholder approval; and
●

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

While the Delaware courts have determined that such choice of forum provisions are valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

As of December 31, 2023, we had aggregate federal net operating loss carryforwards of approximately $158.7 million, which begin to expire in 2029. Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a rolling three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards. Any such limitation, whether as the result of past offerings, sales of our common stock by our existing stockholders, the issuance of shares of common stock as a result of the exercise of warrants or additional sales of our common stock by us in the future could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred.

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

We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in prior offerings, and investors purchasing our shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock or securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in prior offerings. You may also be diluted upon the exercise of outstanding stock options as of December 31, 2023 to purchase approximately 3.0 million shares of our common stock at a weighted average price of $15.13 per share, the future issuance of up to approximately 2.9 million compensatory equity awards authorized under our 2018 Omnibus Incentive Plan, and the potential issuance of up to 25.3 million shares of our common stock from exercises of our outstanding warrants, initially issued in January 2024. The issuance of such additional shares of common stock or the perception that issuances could occur, could result in significant downward pressure on our stock price.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

In the normal course of business, we collect and store sensitive information, including proprietary and confidential business information, intellectual property, information regarding clinical and non-clinical trials, sensitive third-party information and employee information.

We have processes designed to protect our information systems, data, assets, infrastructure, and computing environments from cybersecurity threats and risks. Our cybersecurity strategy includes the use of managed detection and response services to monitor our network infrastructure and associated endpoints for possible cybersecurity threats. In addition, we use multi-factor authentication, perform periodical penetration testing and other logical, physical and technical controls designed to deter, prevent, mitigate and respond to cybersecurity threats. Further, our information systems include continuous alert plans, and we provide periodical cybersecurity reminders to our employees to emphasizes the importance of adherence to our security policies.

We conduct organizational risk assessment, which help management in identifying data assets and recognizing and assessing potential threats, and investigating potential vulnerabilities. We are in the process of reviewing and implementing incremental information technology strategies to mitigate cybersecurity risks and their possible impacts. Risk assessments enable management to make risk management decisions and assign resources to mitigate risk. We also periodicly engage third parties to assess the effectiveness of our cybersecurity practices.

As of the date of this Annual Report, we do not believe that any past cybersecurity incidents that have been detected have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. We do not carry a separate cybersecurity commercial insurance policy covering the potential financial losses that may occur in the event we experience a cybersecurity incident.

See “Risk Factors - Risks Related to Our Business and Operations” for additional information about the risks to our business associated with cybersecurity or a breach or compromise to our information security systems.

Item 2.     Properties

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. This property is intended to accommodate our anticipated growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. We occupied approximately 25% of the property as of December 31, 2023.

Item 3.     Legal Proceedings

We are and, from time to time, we may become, involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA. In addition, we have received, and from time to time, we may receive inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us. We believe that our total provision for legal matters are adequate based upon currently available information.

Government Investigations

On November 15, 2021, we disclosed that certain government agencies had asked us to provide corporate information and documents. These were confidential requests. We have been voluntarily cooperating and intend to continue to cooperate with these inquiries. No government agency has informed us that it has found evidence of research misconduct or wrongdoing by the Company or its officers, employees or directors. No government agency has filed any claims or charges relating to these inquiries. We cannot predict the outcome or impact of these ongoing matters, including whether a government agency may pursue an enforcement action against us or others.

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

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of our securities between September 14, 2020 and July 26, 2022. On May 11, 2023, the court dismissed with prejudice plaintiffs’ claims against defendant Nadav Friedmann, PhD, MD, our former Chief Medical Officer and a Company director, who is now deceased, but otherwise denied defendants’ motion to dismiss. Defendants filed an answer to the consolidated amended complaint on July 3, 2023. On February 22, 2024, plaintiffs filed a motion to supplement their complaint to extend the putative class period through October 12, 2023.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the U.S. District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. This complaint relies on the allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. Between November 4, 2021 and June 20, 2023, four additional shareholder derivative actions were filed alleging substantially similar claims, two in the U.S. District Court for the Western District of Texas, one in Texas state court (Travis County District Court) and one in the Delaware Court of Chancery. On July 5, 2022, the three federal court actions were consolidated into a single action. All of the foregoing actions are currently stayed pending further developments in the consolidated securities action described above. On November 9, 2023, another shareholder derivative action alleging substantially similar claims was filed in the U.S. District Court for the Western District of Texas. The parties to that case expect that it will be consolidated into the existing consolidated federal court shareholder derivative action.

On February 2, 2024, a putative class action lawsuit was filed alleging violations of the federal securities law by the Company and certain named officers. The complaint relies on an October 12, 2023 journal article that describes a purported leaked report of alleged scientific misconduct by a scientific collaborator of the Company at City University of New York. The complaint alleges that various statements made by the defendants regarding simufilam were rendered materially false and misleading by this article. The action was filed in the U.S. District Court for the Northern District of Illinois. The complaint seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between August 18, 2022 and October 12, 2023.

We believe the foregoing claims are without merit and intend to defend against these lawsuits vigorously. We are unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s Board. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the 2020 Cash Incentive Bonus Plan in August 2020. The complaints seek unspecified compensatory damages and other relief. On January 6, 2023, the plaintiffs filed an amended complaint. Defendants filed a partial answer to the amended complaint on March 10, 2023, and moved to partially dismiss the amended complaint on March 14, 2023. On January 25, 2024, the parties entered into a binding settlement term sheet with respect to this action. The settlement is subject to certain conditions, including the filing of a Stipulation of Settlement and final court approval. The proposed settlement resolves the claims asserted against the Company and the individual defendants and would contain provisions that the settlement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing of any kind by any defendant. There can be no assurance that the final settlement agreement will be executed or that such agreement will be approved by the court.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on Nasdaq, under the symbol "SAVA."

Holders

As of February 20, 2024, there were approximately 28 registered holders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on January 1, 2019 and its relative performance is tracked through December 31, 2023. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no cash dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

This performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act.

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

Overview

We are a clinical-stage biotechnology company based in Austin, Texas. Our mission is to detect and treat neurodegenerative diseases, such as Alzheimer’s disease. Our novel science is based on stabilizing – but not removing – a critical protein in the brain. Our lead therapeutic drug candidate, simufilam, is being evaluated for the proposed treatment of Alzheimer’s disease dementia in fully-enrolled, on-going Phase 3 clinical studies.

Over the past 12 years, we have combined state-of-the-art technology with new insights in neurobiology to develop novel solutions for Alzheimer’s disease and other neurodegenerative diseases. Our strategy is to leverage our unique scientific/clinical platform to develop a first-in-class program for treating neurodegenerative diseases, such as Alzheimer’s.

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

We believe simufilam improves brain health by reverting altered FLNA back to its native, healthy conformation, thus countering the downstream toxic effects of altered FLNA. We have generated and published experimental or clinical evidence of improved brain health with simufilam. Importantly, simufilam is not dependent on clearing amyloid from the brain. Since simufilam has a unique drug mechanism of action, we believe its potential therapeutic effects may be additive or synergistic with those of other therapeutic candidates aiming to treat neurodegeneration.

We are currently conducting two randomized placebo-controlled Phase 3 clinical trials of oral simufilam in patients with Alzheimer’s disease dementia. Both trials are fully enrolled. The trials have randomized a total of approximately 1,900 patients with mild to moderate Alzheimer’s disease at baseline. All efficacy data from our Phase 3 program remain blinded. There are no interim analyses on efficacy outcomes.

Our first Phase 3 study, called RETHINK-ALZ, is designed to evaluate the safety and efficacy of simufilam 100 mg tablets versus placebo over 52 weeks (NCT04994483). Top-line results of our 52-week Phase 3 study are anticipated approximately year-end 2024.

Our second Phase 3 study, called REFOCUS-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg tablets versus placebo over 76 weeks (NCT05026177). Top-line results of our 76-week Phase 3 study are anticipated approximately mid-year 2025.

Our investigational diagnostic product candidate, called SavaDx, is an early-stage program focused on detecting the presence of Alzheimer’s disease from a small sample of blood. The goal is to make the detection of Alzheimer’s disease as simple as getting a blood test.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $380.8 million at December 31, 2023. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical studies as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical studies for our product candidates and our need for clinical supplies.

We believe that our cash and cash equivalents at December 31, 2023, will enable us to fund our operating expenses for at least the next 12 months. In addition, we may seek in the future to fund our operations through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or reach profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects, and we may have to significantly delay, scale back or discontinue the development and commercialization of simufilam, our lead drug candidate, or delay our efforts to expand our product pipeline.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase in the future as we:

●	continue our ongoing Phase 3 program with simufilam;
●	manufacture large-scale supplies for simufilam;
●	conduct other preclinical and clinical studies for our product candidates;
●	seek regulatory approvals for our product candidates;
●	develop, formulate, manufacture and commercialize our product candidates;
●	implement additional internal systems and develop new infrastructure;
●	acquire or in-license additional products or technologies, or expand the use of our technology;
●	maintain, defend and expand the scope of our intellectual property;
●	expend resources related to legal proceedings and claims, including U.S. government inquiries; and
●	hire additional personnel.

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

Components of Operating Results

Operating Expenses

Research and Development Expenses

We focus substantially all of our research and development efforts in the development of simufilam. Research and development expenses for our investigational diagnostic product candidate, SavaDx, represented less than 1% of total research and development expenses for the periods presented. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years ended December 31,
	2023	2022	2021

Phase 2 and Phase 3 clinical trials	$71,087	$54,149	$12,322
Pre-clinical and Phase 1 studies	6,425	2,966	927
Chemical, Manufacturing and Controls costs (“CMC costs”)	2,910	2,573	4,606
Personnel related	5,723	5,631	4,633
Stock-based compensation	2,050	1,631	1,302
Other	1,228	1,082	1,023
	$89,423	$68,032	$24,813

Clinical trial costs include the costs of our CRO. CMC costs include costs related to our contract development and manufacturing organizations. Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs such as facilities.

During the year ended December 31, 2023, we did not receive reimbursement from NIH research grants. During the years ended December 31, 2022 and 2021, we received $0.9 million and $3.9 million in research grants from the NIH, respectively. When applicable, the proceeds from grants are recorded as reductions to our research and development expenses.

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

Estimating the dates of completion of clinical development, and the costs to complete development, of our product candidates would be highly speculative and subjective. Pharmaceutical products take a significant amount of time to research, develop and commercialize. The clinical study portion of the development of a new drug alone usually spans several years. We expect our research and development expenses to decrease modestly in 2024 as a result of decreased spending for our Phase 3 program, as patient screening and enrollment are now complete for the Phase 3 clinical studies. The decrease in Phase 3 program costs is expected to be partially offset by increased enrollment in the open-label study as well as higher stock-based compensation expense. We expect to reassess our future research and development plans based on our review of data we receive from our current research and development activities. The cost and pace of our future research and development activities are linked and subject to change.

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

●

Research Contracts, Prepaids and Accruals. We have entered into various research and development contracts with research institutions and other third-party vendors. These agreements are generally cancelable. Related payments are recorded as research and development expenses as incurred. We record prepaids and accruals for estimated ongoing research costs. When evaluating the adequacy of prepaid expenses and accrued liabilities, we analyze progress of the studies including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the prepaid and accrued balances at the end of any reporting period. Actual results could differ from our estimates. Our historical prepaid and accrual estimates have not been materially different from actual costs.

●

Legal and other contingencies. The Company is subject to lawsuits, claims, allegations and investigations regarding simufilam and SavaDx. The Company believes the claims are without merit and intends to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on the results of operations, cash flows, or financial condition for the period in which the ruling occurs, or future periods. Refer to Note 12 to the Consolidated Financial Statements for further information on contingencies.

●

2020 Cash Incentive Bonus Plan. In 2020, we established the 2020 Cash Incentive Bonus Plan (the “Plan”) to incentivize Plan participants. Awards under the Plan are accounted for as liability awards under Accounting Standards Codification (ASC) 718, “Stock-based Compensation”. The fair value of each potential Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the Plan will be recognized over the expected achievement period for each Plan award, when a Performance Condition is considered probable of being met.

The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in our market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless our market capitalization increases significantly and (1) we complete a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan, to render payment (each, a “Performance Condition”), neither of which may ever occur. Because of the inherent discretion and uncertainty regarding these requirements, we have concluded that a Plan grant date has not occurred as of December 31, 2023. No actual cash payments were authorized or made to participants under the Plan through December 31, 2023.

●

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

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Results of Operations – Comparison of years ended December 31, 2023 and 2022

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

●	clinical studies,
●	preclinical testing,
●	clinical supplies and related formulation and design costs, and
●	compensation and other personnel-related expenses.

Research and development expenses increased to $89.4 million in 2023 from $68.0 million in 2022, representing a 31% increase. This increase was due primarily to costs related to conducting the ongoing Phase 3 clinical program of simufilam, costs of a cognition maintenance study and an ongoing open-label study in simufilam compared to the prior year. Higher pre-clinical study costs also contributed to the increase.

We expect research and development expense to decrease modestly in future periods as patient screening and enrollment is complete for our Phase 3 clinical program. The decrease in Phase 3 program costs is expected to be partially offset by increased enrollment in the open-label study as well as higher stock-based compensation expense due to new grant awards in 2023.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. Allocated expenses consist primarily of existing facility costs. We incur insurance, audit, investor relations, SOX compliance and other administrative and professional services expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq. General and administrative expense increased to $16.5 million in 2023 from $12.0 million in 2022. The 38% increase was due primarily to higher legal fees, stock-based compensation due to new grant awards and personnel costs compared to the prior year.

Interest Income

Interest and other income, net, was $7.8 million in 2023 compared to $2.8 million in 2022. The increase in interest income was due to increases in interest rates in 2023 compared to the prior year.

We expect interest income to decrease in 2024 compared to 2023 as we use cash balances in operations.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $0.9 million during the year ended December 31, 2023 compared to $1.0 million during 2022. We expect other income, net, to decrease in 2024 as higher vacancy rates are expected to lower rental income.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Comparison of the years ended December 31, 2022 and 2021

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2022 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaborative agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2023, cash and cash equivalents totaled $121.1 million.

2024 Common Stock Warrant Distribution and On-going Offering

On January 3, 2024, we completed a distribution of approximately 16.9 million warrants to purchase shares of our common stock to holders of record of our common stock as of the close of business on December 22, 2023.

From January 3, 2024 to February 26, 2024, a total of approximately 659,000 warrants were exercised at an exercise price of $33.00 per warrant resulting in gross proceeds to the Company of approximately $21.8 million and the issuance of approximately 989,000 shares of our common stock, including Bonus Share Fractions. After the first $20 million of gross proceeds, the Company is obligated to pay a commission of 2.5% of the gross proceeds from the sale of shares of common stock in the offering to our financial advisor for the warrant distribution.

Until the Bonus Share Expiration Date (described below), a holder exercising its warrants will receive an additional 0.5 shares of common stock for each warrant exercised, without the payment of any additional exercise price. The right to receive the Bonus Share Fraction will expire upon the earlier of (i) the first business day following the last day of the first 30 consecutive trading day period (commencing on or after January 3, 2024) in which the daily volume weighted average price (the “VWAP”) of the shares of common stock has been at the then applicable trigger price, initially $26.40, for at least 20 trading days (whether or not consecutive) (the “Bonus Price Condition”) and (ii) the date specified by the Company upon not less than 20 business days’ public notice (either condition being the “Bonus Share Expiration Date”). Any warrant exercised with an exercise date after the Bonus Share Expiration Date will not be entitled to the Bonus Share Fraction. The Company will make a public announcement of the Bonus Share Expiration Date (i) at least 20 business days prior to such date, in the case of the Company setting a Bonus Share Expiration Date and (ii) prior to market open on the Bonus Share Expiration Date in the case of a Bonus Price Condition.

Unless earlier redeemed, the warrants will expire and cease to be exercisable on November 15, 2024. The warrants are redeemable at the Company’s sole option at any time with a redemption date on or after April 15, 2024. We will provide at least 20 calendar days’ notice by press release of the date selected, if any, for a redemption. The warrant offering is ongoing as of the date of filing of this Annual Report on Form 10-K.

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

At the Market (ATM) Common Stock Issuance

On May 1, 2023, we entered into an at-the-market offering program (“ATM”) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $200 million in common stock pursuant to a shelf registration statement that was filed with the SEC on May 1, 2023 and became effective immediately upon filing. We are obligated to pay a commission of up to 3% of the gross proceeds from the sale of shares of common stock under the ATM. We are not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the year ended December 31, 2023.

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

NIH Research Grant Awards

Our research has been previously supported by NIH under multiple research grant awards. Strong, historical support from NIH has allowed us to advance our two lead product candidates, simufilam and SavaDx, into clinical development.

In May 2021, we were awarded a new research grant award from NIH of up to $2.7 million to support clinical readiness activities for a Phase 3 program with simufilam. This non-dilutive research grant is intended to strengthen our clinical program of simufilam, our investigational drug to treat Alzheimer’s disease. All of our NIH research grant awards are paid out on a reimbursement basis and require milestone-based technical progress. There were no remaining funds for NIH grant awards as of December 31, 2023.

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

As of December 31, 2022, the Company’s independent directors were participants in the Plan. However, effective March 16, 2023, the Board amended the Plan to remove all independent directors as participants in the Plan and the independent directors consented to such removal. The independent directors’ share of potential benefits under the Plan were completely forfeited to the Company and will not be allocated to any other participant under the Plan. The Company's independent directors have not received, and as a result of such amendment will never receive, any payments under the Plan.

The Company’s market capitalization, including all outstanding stock options, was $89.4 million at the inception of the Plan in August 2020. If the Company were to exceed a $5 billion market capitalization for no less than 20 consecutive trading days, and conditions noted above for payment are met, all Plan milestones would be deemed achieved, in which case total cash bonus awards would range from a minimum of $111.4 million up to a hypothetical maximum of $289.7 million. Any warrants outstanding are excluded from the determination of market capitalization.

The Company’s potential financial obligation to Plan participants at December 31, 2023 totaled $6.5 million (after the March 2023 Plan amendment), based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the year ended December 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $74.9 million up to a hypothetical maximum of $202.3 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No valuation milestones were achieved during the years ended December 31, 2023 or 2022.

No actual cash payments were authorized or made to participants under the Plan as of December 31, 2023, or through the filing date of this Annual Report on Form 10-K.

Use of Cash

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Years ended December 31,
	2023	2022	2021

Net cash used in operating activities	$(82,025)	$(77,514)	$(30,196)
Net cash used in investing activities	(414)	(2,712)	(22,214)
Net cash provided by financing activities	2,560	47,804	192,341
Net (decrease) increase in cash and cash equivalents	$(79,879)	$(32,422)	$139,931

Net cash used in operating activities was $82.0 million for the year ended December 31, 2023, resulting primarily from the net loss reported of $97.2 million partially offset by an increase in accounts payable of $6.9 million and accrued development expense of $0.8 million, a decrease in in prepaid and other assets of $1.7 million, stock-based compensation expense of $4.6 million and depreciation and amortization of $1.0 million.

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

Net cash used in investing activities during the year ended December 31, 2023 was $0.4 million as final payment was made on renovations and fixtures for our corporate headquarters.

Net cash used in investing activities during the year ended December 31, 2022 was $2.7 million related to renovations and fixtures for our corporate headquarters.

Net cash provided by financing activities during the year ended December 31, 2023 was $2.6 million from the exercise of stock options.

Net cash provided by financing activities during the year ended December 31, 2022 was $47.8 million, consisting of $47.3 million in proceeds from our registered direct offering of common stock in November 2022 and $0.5 million from the exercise of stock options.

Use of Cash – Comparison of the years ended December 31, 2022 and 2021

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2022 Annual Report on Form 10-K for a discussion of use of cash for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Property and Leases

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. This property is intended to accommodate our anticipated growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At December 31, 2023, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. Virtually all existing tenant leases will expire in 2024. We believe tenant leases that expire in 2024 may likely not be extended, renewed or re-leased beyond their expiry date, in which case we will no longer receive rental payments or reimbursement for shared expense for such office space.

We leased approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, Texas expiring in April 2024. We terminated this lease on February 22, 2023 with no continuing obligations.

Future Funding Requirements

We have an accumulated deficit of $380.8 million at December 31, 2023. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us.

If we raise additional funds by issuing equity or equity-linked securities, our stockholders will experience dilution, which may be substantial. If we raise additional funds through the issuance of preferred equity securities or through debt financing, the terms of such future preferred equity or debt into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others rights to our drug candidates in certain territories or indications that we would prefer to develop and commercialize ourselves.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and, to a lesser extent, currency fluctuations related to our clinical operations outside the U.S.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $121.1 million as of December 31, 2023, which consisted primarily of U.S. Treasury securities and money market accounts.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cassava Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cassava Sciences, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Prepaid and Accrued Development Expenses Related to CRO Pass Through Costs for Clinical Trials

As explained in Note 2 to the consolidated financial statements, the Company contracts with a contract research organization (CRO) to assist the Company in conducting clinical trials, the costs for which are recorded as research and development expenses as incurred. A portion of these costs are pass through costs, which are costs incurred by third parties contracted by the CRO to perform certain services for clinical trials. These costs are passed through to the Company by the CRO. Depending on the timing of CRO payments, the Company records these costs as either prepaid or accrued development expenses. These prepaid or accrued development expenses are based on management’s determination of pass through costs incurred by the third parties based on the status of the clinical trials. At December 31, 2023, based on timing of invoicing and costs incurred, prepaid and accrued development expenses for CRO pass through costs were $317 thousand and $182 thousand, respectively.

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

Description of the Matter

Loss Contingencies

The Company is subject to lawsuits, claims, allegations, and investigations regarding simufilam and SavaDx. As described in Note 12 to the consolidated financial statements, such allegations and claims could result in adverse consequences. At December 31, 2023, the Company was unable to determine the likelihood of a loss, if any, associated with these lawsuits and investigations and therefore was unable to reasonably estimate a loss or range of loss.

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

Austin, Texas

February 28, 2024

CASSAVA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$121,136	$201,015
Prepaid expenses and other current assets	8,497	10,211
Total current assets	129,633	211,226
Operating lease right-of-use assets	—	122
Property and equipment, net	21,854	22,864
Intangible assets, net	176	622
Total assets	$151,663	$234,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$10,573	$4,017
Accrued development expense	3,037	2,280
Accrued compensation and benefits	200	170
Operating lease liabilities, current	—	104
Other current liabilities	385	492
Total current liabilities	14,195	7,063
Operating lease liabilities, non-current	—	35
Other non-current liabilities	—	197
Total liabilities	14,195	7,295
Commitments and contingencies (Notes 10, 11 and 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 42,236,919 and 41,735,557 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	42	42
Additional paid-in capital	518,195	511,049
Accumulated deficit	(380,769)	(283,552)
Total stockholders' equity	137,468	227,539
Total liabilities and stockholders' equity	$151,663	$234,834

See accompanying notes to consolidated financial statements.

CASSAVA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2023	2022	2021
Operating expenses:
Research and development, net of grant reimbursement	$89,423	$68,032	$24,813
General and administrative	16,534	11,988	8,055
Total operating expenses	105,957	80,020	32,868
Operating loss	(105,957)	(80,020)	(32,868)
Interest income	7,833	2,777	49
Other income, net	907	997	434
Net loss	$(97,217)	$(76,246)	$(32,385)
Net loss per share, basic and diluted	$(2.32)	$(1.90)	$(0.82)
Shares used in computing net loss per share, basic and diluted	41,932	40,202	39,405

See accompanying notes to consolidated financial statements.

CASSAVA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2020	35,237,987	35	267,086	(174,921)	92,200
Stock-based compensation for:
Stock options for employees	—	—	1,706	—	1,706
Stock options for non-employees	—	—	53	—	53
Issuance of common stock pursuant to exercise of stock options	143,153	—	1,824	—	1,824
Issuance of common stock pursuant to exercise of warrants	554,019	1	691	—	692
Common stock issued in conjunction with registered direct offering, net of issuance costs	4,081,633	4	189,821	—	189,825
Net loss	—	—	—	(32,385)	(32,385)
Balance at December 31, 2021	40,016,792	$40	$461,181	$(207,306)	$253,915
Stock-based compensation for:
Stock options for employees	—	—	1,972	—	1,972
Stock options for non-employees	—	—	94	—	94
Expiration of restricted stock Performance Awards	(57,143)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	109,241	—	475	—	475
Common stock issued in conjunction with registered direct offering, net of issuance costs	1,666,667	2	47,327	—	47,329
Net loss	—	—	—	(76,246)	(76,246)
Balance at December 31, 2022	41,735,557	$42	$511,049	$(283,552)	$227,539
Stock-based compensation for:
Stock options for employees	—	—	4,493	—	4,493
Stock options for non-employees	—	—	93	—	93
Issuance of common stock pursuant to exercise of stock options	501,362	—	2,560	—	2,560
Net loss	—	—	—	(97,217)	(97,217)
Balance at December 31, 2023	42,236,919	$42	$518,195	$(380,769)	$137,468

See accompanying notes to consolidated financial statements.

CASSAVA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(97,217)	$(76,246)	$(32,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,586	2,066	1,759
Depreciation	1,084	804	310
Amortization of intangible assets	446	497	224
Changes in operating assets and liabilities:
Prepaid and other assets	1,714	1,189	(10,956)
Operating lease right-of-use assets and liabilities	(17)	(9)	28
Accounts payable and other accrued expenses	6,896	(3,449)	6,215
Accrued development expense	757	(523)	2,084
Accrued compensation and benefits	30	(1,707)	1,794
Other liabilities	(304)	(136)	731
Net cash used in operating activities	(82,025)	(77,514)	(30,196)
Cash flows from investing activities:
Purchase of property and equipment	(414)	(2,712)	(22,214)
Net cash used in investing activities	(414)	(2,712)	(22,214)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	2,560	475	1,824
Proceeds from issuance of common stock upon exercise of 2018 warrants	—	—	692
Proceeds from common stock offering, net of issuance costs	—	47,329	189,825
Net cash provided by financing activities	2,560	47,804	192,341
Net (decrease) increase in cash and cash equivalents	(79,879)	(32,422)	139,931
Cash and cash equivalents at beginning of period	201,015	233,437	93,506
Cash and cash equivalents at end of period	$121,136	$201,015	$233,437

Supplemental cash flow information:
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$—	$340	$—

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

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $380.8 million at December 31, 2023. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company makes estimates and assumptions in preparing its consolidated financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue earned and expenses incurred during the reporting period. The Company evaluates its estimates on an ongoing basis, including those estimates related to clinical trials and manufacturing agreements. Actual results could differ from these estimates and assumptions.

Proceeds from Grants

During 2023, there were no reimbursements received pursuant to National Institutes of Health (“NIH”) research grants. In 2022, and 2021, the Company received $0.9 million and $3.9 million of reimbursement, respectively, from the NIH and National Institute on Drug Abuse. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at December 31, 2023 and 2022.

Business Segments

The Company reports segment information based on how it internally evaluates the operating performance of its business units, or segments. The Company’s operations are confined to one business segment: the development of novel drugs and diagnostics.

Stock-based Compensation

The Company recognizes non-cash expense for the fair value of all stock options and other share-based awards. The Company uses the Black-Scholes option valuation model (“Black-Scholes”) to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore, are subject to management’s judgment. For all options granted, it recognizes the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally three or four years.

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

	Years ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(97,217)	$(76,246)	$(32,385)
Denominator:
Shares used in computing net loss per share, basic and diluted	41,932	40,202	39,405
Net loss per share, basic and diluted	$(2.32)	$(1.90)	$(0.82)

Dilutive common stock options excluded from net loss per share, diluted	2,123	2,055	2,211

The Company excluded common stock options and warrants outstanding, along with 57,143 restricted stock awards, from the calculation of net loss per share, diluted, because the effect of including outstanding options would have been anti-dilutive. The 57,143 restricted stock awards expired during the year ended December 31, 2022.

Fair Value of Financial Instruments

Financial instruments include accounts payable, accrued expenses and other liabilities. The estimated fair value of certain financial instruments may be determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of accounts payable, accrued expenses and other liabilities are at cost, which approximates fair value due to the short maturity of those instruments.

Research Contracts, Prepaids and Accruals

The Company has entered into various research and development contracts with research institutions and other third-party vendors. These agreements are generally cancelable. Related payments are recorded as research and development expenses as incurred. The Company records prepaids and accruals for estimated ongoing research costs. When evaluating the adequacy of the prepaid expenses and accrued liabilities, the Company analyzes progress of the studies including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the prepaid and accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical prepaid and accrual estimates have not been materially different from actual costs.

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

Property and equipment

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Owned buildings and related improvements have estimated useful lives of 39 years and approximately 10 years, respectively. Tenant improvements related to leased space are amortized using the straight-line method over the useful lives of the improvements or the remaining term of the corresponding leases, whichever is shorter. The remaining term of the corresponding leases is approximately 0.4 years.

Property and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment are considered to be impaired, an impairment loss is recognized.

Intangible assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements, which approximates 0.3 years at December 31, 2023.

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

3. Prepaid Expenses and Other Current Assets

Prepaid and other current assets at  December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid insurance	$759	$874
Contract research organization and other deposits	6,489	9,177
Interest receivable	962	—
Other	287	160
Total prepaid expenses and other current assets	$8,497	$10,211

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

4. Real Property and Other Income, Expense

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. This property is intended to accommodate the Company’s anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are being outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At December 31, 2023, the Company occupied approximately 25% of the property with the remainder either leased or available for lease to third parties.

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

	Years ended December 31,
	2023	2022	2021

Lease revenue	$2,283	$2,459	$911
Property operating expenses	(1,376)	(1,462)	(477)
Other income, net	$907	$997	$434

The Company had accrued property taxes related to the building totaling $338,000 and $433,000 at  December 31, 2023 and 2022, respectively, included in other current liabilities.

5. Property and Equipment

The components of property and equipment, net, as of  December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	494	470
Tenant improvements	3,062	3,016
Furniture and equipment	868	851
Construction in progress	—	13
Gross property and equipment	$24,138	$24,064
Accumulated depreciation	(2,284)	(1,200)
Property and equipment, net	$21,854	$22,864

Depreciation expense for property and equipment was $1,084,000, $804,000 and $310,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

6. Intangible assets

The components of intangible assets, net, as of  December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	293	290
Gross intangible assets	$1,346	$1,343
Accumulated amortization	(1,170)	(721)
Intangible assets, net	$176	$622

Amortization expense for intangible assets was $446,000, $497,000 and $224,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Amortization expense for finite-lived intangible assets is expected to be as follows (in thousands):

For the year ending December 31,
2024	172
2025	4
Total amortization	$176

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

At the Market (ATM) Common Stock Issuance

On May 1, 2023, the Company entered into an at-the-market offering program (“ATM”) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $200 million in common stock pursuant to a shelf registration statement that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 1, 2023 and became effective immediately upon filing. The Company is obligated to pay a commission of up to 3% of the gross proceeds from the sale of shares of common stock under the ATM. The Company is not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the year ended December 31, 2023.

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

Stock Options

The following summarizes information about stock option activity during 2023:

		Weighted Average	Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic Value
	Options	Exercise Price	Term in Years	in Millions

Outstanding as of December 31, 2022	2,529,448	$12.13	3.94	$49.60
Options granted	1,162,000	18.91
Options exercised	(602,420)	8.38
Options forfeited/canceled	(49,999)	32.59
Outstanding as of December 31, 2023	3,039,029	—	—	$—
Vested and expected to vest at December 31, 2023	3,039,029	15.13	6.21	$30.28
Exercisable at December 31, 2023	1,836,174	$11.09	3.98	$26.18

Of the stock options exercised during the year ended December 31, 2023, 101,058 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received.

The following summarizes information about stock options at December 31, 2023 by a range of exercise prices:

		Options outstanding			Options exercisable
			Weighted
			average	Weighted		Weighted
		Number of	remaining	average	Number of	average
Range of exercise prices		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$0.95	$3.24	804,834	4.8	$2.17	804,834	$2.17
$4.09	$13.02	656,230	2.9	$8.33	647,167	$8.34
$14.21	$16.94	62,634	1.9	$16.00	62,634	$16.00
$17.54	$17.54	800,000	9.8	$17.54	44,442	$17.54
$21.11	$77.00	715,331	7.2	$33.20	277,097	$41.29
		3,039,029	6.2	$15.13	1,836,174	$11.09

The Company uses Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of the Company’s common stock. Factors utilized in Black-Scholes to value each stock option granted, and the weighted average fair value of options granted during the years ended  December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Volatility	152% to 155%	151% to 154%	147% to 151%
Risk-free interest rates	3.82% to 4.37%	1.98% to 3.69%	1.12% to 1.42%
Expected life of option (in years)	7	7	7
Dividend yield	zero	zero	zero
Forfeiture rate	zero	zero	zero
Weighted average fair value of stock options granted	$18.21	$35.16	$65.83

Volatility is based on reviews of the historical volatility of the Company’s common stock. Risk-free interest rates are based on yields of U.S. treasury notes in effect at the date of grant. Expected life of option is based on actual historical option exercises. Dividend yield is zero because the Company does not anticipate paying cash dividends in the foreseeable future.

As of December 31, 2023, the Company expects to recognize compensation expense of $24.2 million related to non-vested options held by equity plan participants over the weighted average remaining recognition period of 2.8 years.

Performance Awards

The following summarizes information about performance award activity during 2023:

Number of Performance Awards
Outstanding as of December 31, 2022	7,142
Granted	—
Vested	—
Forfeited/canceled	—
Outstanding as of December 31, 2023	7,142

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

Stock-Based Compensation Expense

The following summarizes information about stock-based compensation expense, in thousands:

	Years ended December 31,
	2023	2022	2021

Research and development	$2,050	$1,631	$1,302

General and administrative	2,536	435	457

Total stock-based compensation expense	$4,586	$2,066	$1,759

8. Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of all employees. Through December 31, 2023, the Company has not made any matching contributions to the 401(k) plan.

9. Income Taxes

The Company did not provide for income taxes during the periods presented because it had book and federal taxable losses in those years and the tax benefit that would have resulted from the pre-tax losses was fully offset by a change in the valuation allowance.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for periods presented was as follows:

	Year ended December 31,
	2023	2022	2021
Tax at federal statutory rate	21%	21%	21%
State tax, net of federal benefit	—	—	—
Share-based compensation	0.2	(0.5)	1.2
Research and development credits	5.1	4.9	2.3
Section 162(m) limitation	—	(0.2)	(0.5)
Other	(2.3)	(1.8)	(0.2)
Change in valuation allowance	(24.0)	(23.4)	(23.8)
Effective income tax rate	—%	—%	—%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred taxes assets at  December 31, 2023 and 2022 were valued at the corporate tax rate of 21%. The Company offsets its deferred tax assets by a valuation allowance because it is uncertain about the timing and amount of any future profits. Significant components of its deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$33,322	$28,017
Share-based compensation	2,561	2,706
Research and development credit carryforwards	12,557	9,681
Capitalized research and development expenses	27,538	12,690
Other	1,371	934
Total deferred tax assets	77,349	54,028
Valuation allowance	(77,349)	(54,002)
Net deferred tax assets	—	26
Deferred tax liabilities:
Operating lease right-of-use assets	—	(26)
Total deferred tax liabilities	—	(26)
Net deferred tax asset (liability)	$—	$—

The valuation allowance increased by $23.3 million and $17.8 million in 2023 and 2022, respectively, due primarily to continuing operations.

The Company’s net operating loss carryforwards of $158.7 million are federal, of which $74.1 million expires between 2029 and 2037 and $84.6 million carries forward indefinitely. As of December 31, 2023, the Company had federal research and development tax credits of approximately $21.1 million, which expire in the years 2024 through 2043.

Unrecognized tax benefits

As of December 31, 2023, 2022 and 2021, the Company has unrecognized tax benefits related to tax credits of $8.4 million, $6.5 million and $5.0 million, respectively. None of the unrecognized tax benefits as of December 31, 2023, if recognized, would impact the effective tax rate due to the valuation allowance and no interest or penalties have been recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Beginning balance	$6,496	$5,001	$4,500
Expired research and development tax credits	$(50)	$—	$—
Additions based on tax positions related to the current year	1,967	1,495	501
Ending balance	$8,413	$6,496	$5,001

As of December 31, 2023, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

The Company files U.S. and Texas income tax returns. In the United States, the statute of limitations with respect to the federal income tax returns for tax years after 2019 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2020 tax year and make adjustments to these net operating loss carryforwards. We are not under audit in any taxing jurisdiction at this time.

10. Leases and Commitments

Right-of-use Asset and Liability

The Company had an operating lease for approximately 6,000 square feet of office space in Austin, Texas expiring April 30, 2024. The Company terminated this lease on February 22, 2023 with no continuing obligations.

Cash paid for operating lease liabilities totaled $24,000, $155,000 and $109,000 during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Note 11.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of December 31, 2023.

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

The Company’s market capitalization for purposes of the Plan is determined based on either (1) the Company’s closing price of one share on the Nasdaq Capital Market multiplied by the total issued and outstanding shares and options to purchase shares of the Company, or (2) the aggregate consideration payable to security holders of the Company in a Merger Transaction. Any warrants outstanding are excluded from the determination of market capitalization. This constitutes a market condition under applicable accounting guidance.

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

In October 2020, the Company achieved the first Valuation Milestone. Subsequently in 2020, the Compensation Committee approved a potential cash bonus award of $6.5 million in total for all Plan participants (after taking into account the March 2023 Plan amendment), subject to future satisfaction of a Performance Condition.

During the year ended December 31, 2021, the Company achieved 11 additional Valuation Milestones triggering potential Company obligations to all Plan participants from a minimum of $74.9 million up to a hypothetical maximum of $202.3 million (after taking into account the March 2023 Plan amendment), to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition. However, no compensation expense has been recorded since no grant date has occurred and no Performance Conditions are considered probable of being met. There is no continuing service requirement for Plan participants once the Compensation Committee approves a cash bonus award.

No Valuation Milestones were achieved during the years ended December 31, 2023 and 2022.

No actual cash payments were authorized or made to participants under the Plan through December 31, 2023 and the date of filing of this Annual Report on Form 10-K.

12. Contingencies

The Company is, and from time to time, the Company may become, involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA. In addition, the Company has received, and from time to time may receive, inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to the Company. The Company believes that its total provisions for legal matters are adequate based upon currently available information.

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

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of the Company’s securities between September 14, 2020 and July 26, 2022. On May 11, 2023, the court dismissed with prejudice plaintiffs’ claims against defendant Nadav Friedmann, PhD, MD, our former Chief Medical Officer and a Company director, who is now deceased, but otherwise denied defendants’ motion to dismiss. Defendants filed an answer to the consolidated amended complaint on July 3, 2023. On February 22, 2024, plaintiffs filed a motion to supplement their complaint to extend the putative class period through October 12, 2023.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the U.S. District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. This complaint relies on the allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. Between November 4, 2021 and June 20, 2023, four additional shareholder derivative actions were filed alleging substantially similar claims, two in the U.S. District Court for the Western District of Texas, one in Texas state court (Travis County District Court) and one in the Delaware Court of Chancery. On July 5, 2022, the three federal court actions were consolidated into a single action. All of the foregoing actions are currently stayed pending further developments in the consolidated securities action described above. On November 9, 2023, another shareholder derivative action alleging substantially similar claims was filed in the U.S. District Court for the Western District of Texas. The parties to that case expect that it will be consolidated into the existing consolidated federal court shareholder derivative action.

On February 2, 2024, a putative class action lawsuit was filed alleging violations of the federal securities law by the Company and certain named officers. The complaint relies on an October 12, 2023 journal article that describes a purported leaked report of alleged scientific misconduct by a scientific collaborator of the Company at City University of New York. The complaint alleges that various statements made by the defendants regarding simufilam were rendered materially false and misleading by this article. The action was filed in the U.S. District Court for the Northern District of Illinois. The complaint seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between August 18, 2022 and October 12, 2023.

The Company believes the foregoing claims are without merit and intends to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s Board. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the 2020 Cash Incentive Bonus Plan in August 2020. The complaints seek unspecified compensatory damages and other relief. On January 6, 2023, the plaintiffs filed an amended complaint. Defendants filed a partial answer to the amended complaint on March 10, 2023, and moved to partially dismiss the amended complaint on March 14, 2023. On January 25, 2024, the parties entered into a binding settlement term sheet with respect to this action. The settlement is subject to certain conditions, including the filing of a Stipulation of Settlement and final court approval. The proposed settlement resolves the claims asserted against the Company and the individual defendants and would contain provisions that the settlement does not constitute an admission, concession, or finding of any fault, liability, or wrongdoing of any kind by any defendant. There can be no assurance that the final settlement agreement will be executed or that such agreement will be approved by the court.

13. Subsequent Event - Warrant Dividend Distribution

On January 3, 2024, the Company completed a distribution to the holders of record of the Company’s shares of common stock in the form of warrants to purchase shares of common stock. Each holder of record of the Company's common stock as of the close of business on December 22, 2023 received four warrants for every ten shares of common stock (rounded down for any fractional warrant) resulting in the issuance of approximately 16.9 million warrants.

Each warrant entitles the holder to purchase, at the holder’s sole expense and exclusive election, at an exercise price of $33.00 per warrant, one share of common stock plus, to the extent described below, the Bonus Share Fraction. Payment for shares of common stock upon exercise of warrants must be in cash.

A Bonus Share Fraction entitles a holder to receive an additional 0.5 of a share of common stock (rounded down for any fractional share) for each warrant exercised (the “Bonus Share Fraction”) without payment of any additional exercise price. The right to receive the Bonus Share Fraction will expire upon the earlier of (i) the first business day following the last day of the first 30 consecutive trading day period (commencing on or after January 3, 2024) in which the daily volume weighted average price (the “VWAP”) of the shares of common stock has been at the then applicable trigger price, initially $26.40, for at least 20 trading days (whether or not consecutive) (the “Bonus Price Condition”) and (ii) the date specified by the Company upon not less than 20 business days’ public notice (either condition being the “Bonus Share Expiration Date”). Any warrant exercised with an exercise date after the Bonus Share Expiration Date will not be entitled to the Bonus Share Fraction. The Company will make a public announcement of the Bonus Share Expiration Date (i) at least 20 business days prior to such date, in the case of the Company setting a Bonus Share Expiration Date and (ii) prior to market open on the Bonus Share Expiration Date in the case of a Bonus Price Condition.

Unless earlier redeemed, the warrants will expire and cease to be exercisable on November 15, 2024 (the “Expiration Date”). The warrants are redeemable at the Company’s sole option at any time with a redemption date on or after April 15, 2024. The Company will provide at least 20 calendar days’ notice by press release of the date selected for redemption (the “Redemption Date”). The redemption price upon any redemption shall equal to 1/10 of $0.01 per warrant. The warrants may be exercised at any time starting on January 3, 2024 until the earlier of (1) the Expiration Date and (2) the business day prior to the Redemption Date.

The number of shares of Common Stock issuable upon exercise is subject to certain anti-dilution adjustments, including for share dividends, splits, subdivisions, spin-offs, consolidations, reclassifications, combinations, non-cash distributions and cash dividends. Terms of the warrants prohibit ownership by warrant exercise of 9.9% or more of the Company's common stock by a single or affiliated group of stockholders without the Company's prior written consent.

The right to exercise warrants shall be automatically suspended in a circumstance while there is no effective registration statement registering the shares of common stock issuable upon exercise of the warrants. Such registration statement was declared effective by the SEC on May 1, 2023. The warrant Expiration Date or the Redemption Date, as the case may be, shall be extended by the number of days comprised in the event of a suspension.

The Company may from time to time and in its sole discretion amend warrants for one or more of the following purposes: (i) to cure any ambiguity, omission, defect or inconsistency; (ii) to provide for the assumption by a successor company in any business combination; (iii) to postpone the Expiration Date; (iv) to decrease the warrant exercise price or increase the basic warrant exercise rate or the Bonus Share Fraction; (v) to reinstate a Bonus Share Period after the Bonus Share Expiration Date; (vi) to provide for net share settlement upon exercise of the warrants; (vii) to make any change that does not adversely affect the rights of any warrant holder in any material respect; (viii) to provide for a successor warrant agent or calculation agent; (ix) in connection with any business combination, to provide that the warrants are exercisable for appropriate consideration; or (x) other conforming changes.

The warrants are listed and traded separately from the Company's common stock on the Nasdaq Capital Market under the ticker “SAVAW”.

From January 3, 2024 to February 26, 2024, a total of approximately 659,000 warrants were exercised resulting in gross proceeds to the Company of approximately $21.8 million. The Company issued approximately 989,000 shares of common stock, including Bonus Share Fractions, from the exercise of warrants through February 26, 2024. After the first $20 million of gross proceeds, the Company is obligated to pay a commission of 2.5% of the gross proceeds from the sale of shares of common stock in the offering to the Company's financial advisor for the warrant distribution.

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

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2023. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 Framework).

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

Based on it’s assessment under the COSO framework, management concluded that our internal control over financial reporting as of December 31, 2023 was effective.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cassava Sciences, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cassava Sciences, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cassava Sciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Austin, Texas

February 28, 2024

Item 9B.    Other Information

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

The information regarding our directors (other than the biographies below), executive officers, director nomination process and the audit committee of the Board is incorporated by reference from "Directors and Executive Officers" in our Proxy Statement for our 2024 Annual Meeting of Stockholders.

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

R. Christopher Cook has served as Senior Vice President and General Counsel since October 2022. He previously served, since 2017, as the Global Head of Litigation and Government Investigations for Alcon, a publicly traded medical device and pharmaceutical company, as well as the Vice President and division General Counsel for Walmart Central America in San Jose, Costa Rica. Mr. Cook also spent seventeen years at Jones Day, where he was a litigation partner in the firm's Washington, DC and Chicago offices. He served as an Assistant United States Attorney in Chicago and graduated from Harvard Law School.

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

Robert Anderson, Jr. has served as a director since December 2023. Mr. Anderson has decades of operational experience in cybersecurity, counterintelligence, economic espionage and critical incident response and management. Mr. Anderson previously led more than 20,000 FBI employees as the bureau’s Executive Assistant Director of the Criminal, Cyber, Response and Services Branch— the No. 3 position in the organization. Mr. Anderson is currently Chairman of the Board and Chief Executive Officer of Cyber Defense Labs, an advisory firm focused on cybersecurity, where he has served as CEO since March 2019 and Chairman since January 2022. Mr. Anderson holds a Bachelor of Science and a Master in Public Administration from Wilmington University.

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

Pierre Gravier has served as a director since December 2023. Since July 2023, Mr. Gravier has been the Chief Financial Officer of PTC Therapeutics, Inc., a publicly traded biotechnology company. From 2013 to July 2023, Mr. Gravier was previously Managing Director in the healthcare group of Perella Weinberg Partners, a leading global independent advisory firm that provides strategic, financial, and tactical advice in connection with executing mergers, acquisitions and other corporate strategies. Mr. Gravier holds a Master’s Degree in Finance from ESCP Business School and a Master of Science in Bioengineering from the University of Technology of Compiègne.

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

Claude Nicaise, M.D. has served as a director since December 2023. Since June 2015, Dr. Nicaise has also served as a director of Sarepta Therapeutics, Inc., (Nasdaq: SRPT). Since January 2021, Dr. Nicaise has served as a member of the board of directors of Gain Therapeutics. Since March 2021, Dr. Nicaise has served as a member of the board of directors of Chemomab Therapeutics Ltd. Dr. Nicaise has held clinical/regulatory leadership roles that have resulted in 14 new drug approvals in various diseases areas, including neuroscience. Dr. Nicaise is the founder of Clinical Regulatory Services, a company providing advice on clinical and regulatory matters to biotechnology companies. Dr. Nicaise served as Executive Vice President, Regulatory at Ovid Therapeutics Inc., a company that develops medicines for orphan diseases of the brain, from 2015 to March 2023. Dr. Nicaise was a Senior Vice President of Strategic Development and Global Regulatory Affairs at Alexion Pharmaceuticals from 2008 to 2014. From 1983 to 2008, Dr. Nicaise served in various positions of increasing responsibility at Bristol-Myers Squibb, including senior positions such as Vice President of Global Development and Vice-President of Worldwide Regulatory Science and Strategy. Dr. Nicaise received his M.D. from the Université Libre de Bruxelles in Belgium.

Michael J. O’Donnell, Esq. has served as a director since 1998. Mr. O’Donnell has been a partner in the law firm of Orrick, Herrington & Sutcliffe LLP since June 2021. Orrick, Herrington & Sutcliffe LLP provides legal services to the Company. Previously, Mr. O’Donnell was a member of Morrison & Foerster LLP from 2011 to 2021. Mr. O’Donnell serves as corporate counsel to numerous public and private biopharmaceutical and life sciences companies. Previously, Mr. O’Donnell was a member of Wilson Sonsini Goodrich & Rosati. Mr. O’Donnell received his J.D., cum laude, from Harvard University and his B.A. from Bucknell University, summa cum laude.

Sanford R. Robertson has served as a director since 1998. Mr. Robertson has been a partner of Francisco Partners, a technology buyout fund, since 1999. Prior to founding Francisco Partners, Mr. Robertson was the founder and chairman of Robertson, Stephens & Company, a technology investment bank sold to BankBoston in 1998. Mr. Robertson was previously the lead director of Salesforce.com, a publicly-held provider of enterprise cloud computing applications. Mr. Robertson received his B.A. and M.B.A. degrees with distinction from the University of Michigan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2023.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2023:

Number of
	Securities to be		Weighted Average		Number of Securities
	Issued Upon		Exercise Price of		Remaining Available
	Exercise of		Outstanding		for Future Issuance
	Outstanding		Options,		Under Equity
	Options, Warrants		Warrants		Compensation
	and Rights		and Rights		Plans
Equity compensation plans approved by stockholders	3,046,171	(1)	$15.10	(2)	2,966,705	(3)
Equity compensation plans not approved by stockholders	—		—		—
	3,046,171		$15.10		2,966,705

(1)	Includes outstanding stock options and awards for 1,131,382 shares of our common stock under the 2008 Plan and 1,914,793 shares of our common stock under the 2018 Plan.
(2)	Includes the weighted average stock price for outstanding stock options of $11.18 under the 2008 Plan and $17.45 for the 2018 Plan.
(3)	Represents 2,908,688 shares of our common stock for the 2018 Plan and 58,017 for the Employee Stock Purchase Plan. No future awards shall occur under the 2008 Plan.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements (included in Part II of this report):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2)	Consolidated Financial Statement Schedules:
All consolidated financial statement schedules are omitted because the information is inapplicable or presented in the notes to the consolidated financial statements.
(3)	Management Contracts, Compensatory Plans and Arrangements.
Management contracts, compensatory plans and arrangements are indicated by the symbol “*” in the applicable exhibits listed in Item 15(b), below.

(b) Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

			Incorporated by Reference
Exhibit No.		Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2		Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3		Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4		Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	9/13/23	3.4
4.1		Specimen Common Stock Certificate.	10-Q	8/12/2019	4.1
4.2		Description of Registrant’s Securities.				X
4.3		Warrant Agreement (including Form of Warrant), dated January 3, 2024, between the Company, Computershare Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Warrant Agent.	8-K	1/3/24	4.1
10.1		Form of Indemnification Agreement between Registrant and each of its directors and officers.	10-K	3/1/2022	10.1
10.5*	*	Employment Agreement, dated July 1, 1998 and amended December 17, 2008, between Registrant and Remi Barbier.	10-K	2/13/2009	10.12
10.6	*	2000 Employee Stock Purchase Plan, as amended and restated.	10-Q	7/29/2010	10.1
10.7	*	2008 Equity Incentive Plan.	8-K	5/29/2008	10.1
10.8	*	Amendment Number 1 to the 2008 Equity Incentive Plan.	10-Q	8/1/2013	10.1
10.9	*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.	10-Q	8/1/2013	10.2
10.10	*	2018 Omnibus Incentive Plan.	8-K	5/11/2018	10.1
10.11		Capital On DemandTM Sales Agreement, dated as of May 1, 2023, between Cassava Sciences, Inc. and JonesTrading Institutional Services LLC	8-K	5/1/2023	1.1
10.12	*	Cassava Sciences, Inc. 2020 Cash Incentive Bonus Plan (As Amended March 16, 2023).	10-Q	8/3/2023	10.2
10.13	*	Employment Agreement, executed on October 9, 2018, by and between Registrant and Eric Schoen.	8-K	10/11/2018	10.1
10.14	*	Employment Agreement, executed on January 1, 2021, by and between Registrant and Dr. James Kupiec.	8-K	1/6/2021	10.1
10.15+		Master Services Agreement between Cassava Sciences, Inc. and Evonik Corporation, dated February 22, 2021.	8-K	3/11/2021	10.1
10.16+		Master Services Agreement between Cassava Sciences, Inc. and Premier Research International LLC, dated June 11, 2021	10-Q	8/4/2021	10.3

10.17+	Agreement of Sale and Purchase Between DWF IV Lakewood, LP and Cassava Sciences, Inc. dated July 2, 2021	10-Q	11/15/2021	10.4
10.18*	Amendment 1 to 2018 Omnibus Incentive Plan	10-Q	8/4/2022	10.1
10.19*	Employment Agreement, executed on October 13, 2022, by and between Registrant and R. Christopher Cook	8-K	10/27/2022	10.1
10.19*	Cassava Sciences Non-Employee Director Compensation Plan	10-Q	8/3/2023	10.3
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Policy Regarding Recovery of Erroneously Awarded Compensation				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101).				X

* Management contract, compensatory plan or arrangement.

+ Confidential portions of this document have been redacted as permitted by applicable regulations.

(c) Consolidated Financial Statement Schedules

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

Dated: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REMI BARBIER	President, Chief Executive Officer and	February 28, 2024
Remi Barbier	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ ERIC J. SCHOEN	Chief Financial Officer	February 28, 2024
Eric J. Schoen	(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT ANDERSON, JR.	Director	February 28, 2024
Robert Anderson, Jr.

/s/ RICHARD J. BARRY	Director	February 28, 2024
Richard J. Barry

/s/ PIERRE GRAVIER	Director	February 28, 2024
Pierre Gravier

/s/ ROBERT Z. GUSSIN, PH.D.	Director	February 28, 2024
Robert Z. Gussin, Ph.D.

/s/ CLAUDE NICAISE, M.D.	Director	February 28, 2024
Claude Nicaise, M.D.

/s/ MICHAEL J. O'DONNELL, ESQ.	Director	February 28, 2024
Michael J. O'Donnell, Esq.

/s/ SANFORD R. ROBERTSON	Director	February 28, 2024
Sanford R. Robertson

/s/ PATRICK SCANNON, M.D., PH.D.	Director	February 28, 2024
Patrick Scannon, M.D., Ph.D.