Form 10-Q
period 2024-03-31
CASSAVA SCIENCES INC
filed 2024-05-10
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	47,976,166
Shares Outstanding as of May 8, 2024

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except share and par value data)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$124,169	$121,136
Prepaid expenses and other current assets	9,830	8,497
Total current assets	133,999	129,633
Property and equipment, net	21,604	21,854
Intangible assets, net	115	176
Total assets	$155,718	$151,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,603	$10,573
Accrued development expense	1,797	3,037
Accrued compensation and benefits	228	200
Warrant liabilities	65,368	—
Other current liabilities	125	385
Total current liabilities	77,121	14,195
Commitments and contingencies (Notes 9, 10 and 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 43,248,416 and 42,236,919 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	43	42
Additional paid-in capital	434,280	518,195
Accumulated deficit	(355,726)	(380,769)
Total stockholders' equity	78,597	137,468
Total liabilities and stockholders' equity	$155,718	$151,663

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$16,233	$22,120
General and administrative	3,701	4,392
Total operating expenses	19,934	26,512
Operating loss	(19,934)	(26,512)
Interest income	1,776	2,051
Other income, net	160	190
Gain from change in fair value of warrant liabilities	43,041	—
Net income (loss)	$25,043	$(24,271)
Shares used in computing net income (loss) per share, basic	43,001	41,739
Net income (loss) per share, basic	$0.58	$(0.58)
Numerator, diluted:
Net income (loss)	$25,043	$(24,271)
Adjustment for change in fair value of warrant liabilities	(43,792)	—
Adjusted numerator, diluted	$(18,749)	$(24,271)
Shares used in computing net loss per share, diluted	44,102	41,739
Net loss per share, diluted	$(0.43)	$(0.58)

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2022	41,735,557	$42	$511,049	$(283,552)	$227,539
Stock-based compensation for:
Stock options for employees	—	—	650	—	650
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	13,878	—	64	—	64
Net loss	—	—	—	(24,271)	(24,271)
Balance at March 31, 2023	41,749,435	$42	$511,786	$(307,823)	$204,005

Balance at December 31, 2023	42,236,919	$42	$518,195	$(380,769)	$137,468
Stock-based compensation for:
Stock options for employees	—	—	2,312	—	2,312
Stock options for non-employees	—	—	23	—	23
Issuance of warrants	—	—	(113,363)	—	(113,363)
Issuance of common stock pursuant to exercise of warrants	1,011,497	1	22,159	—	22,160
Derecognition of warrant liabilities upon exercise of warrants	—	—	4,954	—	4,954
Net income	—	—	—	25,043	25,043
Balance at March 31, 2024	43,248,416	$43	$434,280	$(355,726)	$78,597

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$25,043	$(24,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,335	673
Gain from change in fair value of warrant liabilities	(43,041)	—
Depreciation	250	272
Amortization of intangible assets	61	119
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,333)	2,679
Operating lease right-of-use assets and liabilities	—	(17)
Accounts payable and accrued expenses	(970)	4,565
Accrued development expense	(1,240)	2,996
Accrued compensation and benefits	28	42
Other liabilities	(260)	(313)
Net cash used in operating activities	(19,127)	(13,255)
Cash flows from investing activities:
Purchases of property and equipment	—	(357)
Net cash used in investing activities	—	(357)
Cash flows from financing activities:
Proceeds from exercise of common stock warrants, net of exercise costs	22,160	—
Proceeds from issuance of common stock upon exercise of stock options	—	64
Net cash provided by financing activities	22,160	64
Net increase (decrease) in cash and cash equivalents	3,033	(13,548)
Cash and cash equivalents at beginning of period	121,136	201,015
Cash and cash equivalents at end of period	$124,169	$187,467

Supplemental cash flow information:
Non-cash financing activities
Issuance of warrants resulting in recognition of warrant liabilities	113,363	—
Derecognition of warrant liabilities upon exercise of warrants	(4,954)	—

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $355.7 million at March 31, 2024. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

Note 2.  Significant Accounting Policies

Use of Estimates

The Company makes estimates and assumptions in preparing its condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenue earned and expenses incurred during the reporting period. The Company evaluates its estimates on an ongoing basis, including those estimates related to common stock warrant liabilities, clinical trials and manufacturing agreements. Actual results could differ from these estimates and assumptions.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at March 31, 2024 and December 31, 2023. The fair value of common stock warrants was based on Level 1 inputs at March 31, 2024 since the warrants were actively traded on the open market. The fair value was determined using the Nasdaq closing price for the warrants on March 29, 2024, the last trading day prior to March 31, 2024.

The fair value of common stock warrants was determined at distribution on January 3, 2024 using a Monte Carlo valuation model since the warrants were not traded on the open market on January 3, 2024. Quantitative information regarding Level 3 fair value measurements for common stock warrants are as follows:

Exercise price per warrant	$33.00
Conversion rate - common shares per warrant	1.50
Closing price of common stock	$23.72
Volatility	75%
Risk-free interest rate	5.40%
Expected life of option (in years)	0.3
Dividend yield	zero

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss causes all potentially dilutive securities to be antidilutive. Potential dilutive common shares consist of outstanding common stock options, warrants and performance awards. There is no difference between the Company’s net income (loss) and comprehensive net income (loss). The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands, except net loss per share data):

	Three months ended
	March 31,
	2024	2023
Numerator, basic:
Net income (loss)	$25,043	$(24,271)
Denominator, basic:
Weighted average common shares outstanding	43,001	41,739
Net income (loss) per share, basic	$0.58	$(0.58)

Numerator, diluted:
Net income (loss)	$25,043	$(24,271)
Adjustment for change in fair value of warrant liabilities	(43,792)	—
Adjusted numerator, diluted	$(18,749)	$(24,271)
Denominator, diluted:
Weighted average common shares outstanding	43,001	41,739
Dilutive effect of common stock warrants	1,101	—
Weighted average dilutive common shares	44,102	41,739
Net loss per share, diluted	$(0.43)	$(0.58)

Dilutive common stock options excluded from net loss per share, diluted	2,664	2,034
Dilutive performance awards excluded from net loss per share, diluted	7	7

The Company excluded common stock options and performance awards outstanding for the periods ended March 31, 2024 and 2023 from the calculation of net loss per share, diluted, because the effect of including outstanding options and performance awards would have been anti-dilutive. Warrants were included for the calculation of net loss per share, diluted, for the period ended March 31, 2024 assuming each warrant was exercisable for one and one-half shares of common stock.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value of the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability classified warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants classified as derivative liabilities are charged to operations when the warrants are issued.

Fair Value of Financial Instruments

Financial instruments include accounts payable, accrued expenses, accrued development expense and other liabilities. The estimated fair value of certain financial instruments may be determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of accounts payable, accrued expenses, accrued development expense and other liabilities are at cost, which approximates fair value due to the short maturity of those instruments.

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

Property and equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. Owned buildings and related improvements have estimated useful lives of 39 years and approximately 10 years, respectively. Tenant improvements are amortized using the straight-line method over the useful lives of the improvements or the remaining term of the corresponding leases, whichever is shorter. The remaining term of the corresponding leases is approximately 0.2 year.

Property and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment are considered to be impaired, an impairment loss is recognized.

Intangible assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements, which is approximately 0.1 year at March 31, 2024. Intangible assets also include leasing commissions which are amortized over the life of the lease agreement, which is approximately 1.0 year at March 31, 2024.

Intangible assets are reviewed for impairment on an annual basis, and when there is reason to believe that their values have been diminished or impaired. If intangible assets are considered to be impaired, an impairment loss is recognized.

Insurance Recoveries

We record proceeds from our insurance policies when the loss event has occurred, and proceeds are estimable and probable of being recovered. Insurance recoveries and proceeds received are recorded as a reduction to general and administrative expense. There was approximately $3.0 million and $0.1 million of insurance recoveries recorded during the three months ended March 31, 2024 and 2023, respectively.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of significant segment expenses and other segment items by reportable segment. The ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. The ASU becomes effective January 1, 2025. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2024 and  December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid insurance	$382	$759
Contract research organization and other deposits	8,231	6,489
Interest receivable	1,000	962
Other	218	287
Total prepaid expenses and other current assets	$9,830	$8,497

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

Note 4. Real Property and Other Income, Expense

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. This property is intended to accommodate the Company’s anticipated growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex has approximately 90,000 square feet of rentable space. At March 31, 2024, the Company occupied approximately 25% of the property with the remainder either leased or available for lease to third parties.

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

	Three months ended
	March 31,
	2024	2023
Lease revenue	$403	$557
Property operating expenses	(243)	(367)
Other income, net	$160	$190

Note 5. Property and equipment

The components of property and equipment, net, as of March 31, 2024 and  December 31, 2023 were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	494	494
Tenant improvements	3,062	3,062
Furniture and equipment	868	868
Gross property and equipment	$24,138	$24,138
Accumulated depreciation	(2,534)	(2,284)
Property and equipment, net	$21,604	$21,854

Depreciation expense for property and equipment was $250,000 and $272,000 for the three months ended March 31, 2024 and 2023, respectively.

Note 6. Intangible assets

The components of intangible assets, net, as of  March 31, 2024 and  December 31, 2023 were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	293	293
Gross intangible assets	$1,346	$1,346
Accumulated amortization	(1,231)	(1,170)
Intangible assets, net	$115	$176

Amortization expense for intangible assets was $61,000 and $119,000 for the three months ended March 31, 2024 and 2023, respectively.

Amortization expense for finite-lived intangible assets as of March 31, 2024 is expected to be as follows (in thousands):

For the year ending December 31,
2024	$111
2025	4
Total amortization	$115

Note 7. Stockholders’ Equity and Stock-Based Compensation Expense

Common Stock Warrant Distribution

See Notes 2 and 12 regarding the distribution of common stock warrants on January 3, 2024.

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

There were no common stock sales under the ATM during the three months ended March 31, 2024.

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

Stock Option and Performance Award Activity in 2024

During the three months ended March 31, 2024, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2023	3,039,029	7,142
Options granted	3,000	—
Options exercised	—	—
Options forfeited/canceled	—	—
Outstanding as of March 31, 2024	3,042,029	7,142

The weighted average exercise price per share of options outstanding at March 31, 2024 was $15.14. As outstanding options vest over the current remaining vesting period of 2.6 years, the Company expects to recognize stock-based compensation expense of $21.3 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $0.1 million over the implicit service period.

During the three months ended March 31, 2024, there were no stock options exercised.

During the three months ended March 31, 2023, there were 19,017 stock options exercised. Of the stock options exercised, 5,139 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $64,000 during the three months ended March 31, 2023.

Stock-based Compensation Expense in 2024

During the three months ended March 31, 2024 and 2023, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended
	March 31,
	2024	2023
Research and development	$973	$389
General and administrative	1,362	284
Total stock-based compensation expense	$2,335	$673

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

Note 8. Income Taxes

The Company did not provide for income taxes during the three months ended March 31, 2024, because it has projected a taxable net loss for the full year 2024 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three months ended March 31, 2023.

Note 9. Commitments

Right-of-use Asset and Liability

The Company had an operating lease for approximately 6,000 square feet of office space in Austin, Texas with an expiration of April 30, 2024. The Company and the landlord consented to early terminate this lease on February 22, 2023 with no continuing obligations.

There was no rent expense for the three months ended March 31, 2024. Rent expense for the three months ended  March 31, 2023 totaled $24,000.

There was no cash paid for operating lease liabilities during the three months ended March 31, 2024. Cash paid for operating lease liabilities during the three months ended  March 31, 2023 totaled $24,000.

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

Note 10.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the Plan. The Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The Plan is considered “at-risk” because Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the Plan are met. Specifically, Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a "Merger Transaction") or (2) the Compensation Committee of the Board (the "Compensation Committee") determines the Company has sufficient cash on hand, as defined in the Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a Plan grant date has not occurred as of March 31, 2024.

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

No Valuation Milestones were achieved during the years ended December 31, 2023 and 2022 or the three months ended March 31, 2024.

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

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of the Company’s securities between September 14, 2020 and July 26, 2022. On May 11, 2023, the court dismissed with prejudice plaintiffs’ claims against defendant Nadav Friedmann, PhD, MD, our former Chief Medical Officer and a Company director, who is now deceased, but otherwise denied defendants’ motion to dismiss. Defendants filed an answer to the consolidated amended complaint on July 3, 2023. On February 22, 2024, plaintiffs filed a motion to supplement their complaint to extend the putative class period through October 12, 2023.  The Company has opposed that motion.

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

On February 2, 2024, a putative class action lawsuit was filed, purportedly on behalf of the Company, alleging violations of the federal securities law by the Company and certain named officers. The complaint relies on an October 12, 2023 article that describes a purported leaked report of alleged scientific misconduct by a scientific collaborator of the Company at City University of New York. The complaint alleges that various statements made by the defendants regarding simufilam were rendered materially false and misleading by this article. The action was filed in the U.S. District Court for the Northern District of Illinois. The complaint seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between August 18, 2022 and October 12, 2023.

Beginning on March 18, 2024, two related shareholder derivative actions were filed, purportedly on behalf of the Company, in the U.S. District Court for the Northern District of Illinois, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. The complaints rely on an October 12, 2023 article that describes a purported leaked report of alleged scientific misconduct by a scientific collaborator of the Company at City University of New York. The complaints allege, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiffs in this derivative cases do not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants.

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

Note 12. Warrant Dividend Distribution

On January 3, 2024, the Company made a distribution to the holders of record of the Company’s common stock in the form of warrants to purchase shares of common stock. Each holder of record of the Company's common stock as of the close of business on December 22, 2023 received four warrants for every 10 shares of common stock (rounded down for any fractional warrant) resulting in the issuance of approximately 16.9 million warrants.

Each warrant entitled the holder to purchase, at the holder’s sole expense and exclusive election, at an exercise price of $33.00 per warrant, one and one-half shares of common stock (rounded down for any fractional shares). Payment for shares of common stock upon exercise of warrants was required to be in cash.

On April 15, 2024, the Company announced that all outstanding warrants would be redeemed on May 7, 2024 (the “Redemption Date”). The redemption price was equal to 1/10 of $0.01 per warrant. The warrants were exercisable at any time starting on January 3, 2024 until the business day prior to the Redemption Date.

The warrants were subject to the terms and conditions of the Warrant Agreement (including Form of Warrant), dated January 3, 2024, between Cassava Sciences, Inc., Computershare Inc., and Computershare Trust Company, N.A. as filed in a Current Report on Form 8-K with the SEC on January 3, 2024. The warrants were listed and traded separately from the Company's common stock on the Nasdaq Capital Market under the ticker “SAVAW”.

From January 3, 2024 to March 31, 2024, a total of approximately 674,000 warrants were exercised resulting in net proceeds to the Company of approximately $22.3 million. The Company issued approximately 1.0 million shares of common stock from the exercise of warrants through March 31, 2024.

Subsequent to March 31, 2024 and through the Redemption Date, a total of approximately 3.15 million warrants were exercised resulting in gross proceeds to the Company of approximately $104.0 million. The Company issued approximately 4.7 million shares of common stock from the exercise of warrants from March 31, 2024 through the Redemption Date.

Gross proceeds in 2024 from the warrant distribution totaled approximately $126.3 million from the issuance of approximately 5.7 million common shares at $22.00 per share. Total net proceeds of the warrant distribution were approximately $123.5 million after deducting estimated exercise expenses.

After the first $20 million of gross proceeds, the Company was obligated to pay a commission of 2.5% of the gross proceeds from the sale of shares of common stock from warrant exercises to the Company's financial advisor for the warrant distribution. Total cost of warrant exercises through the Redemption Date were approximately $2.8 million.

Costs of the warrant distribution totaling approximately $512,000 were recorded as general and administrative expenses in the statements of operations upon distribution of the warrants on January 3, 2024.

The outstanding warrants are classified as liabilities in accordance with ASC 480 and ASC 815, which requires the warrants to be measured at initial fair value on January 3, 2024 and at each reporting period thereafter, with the changes in fair value recognized as a non-cash gain or loss in our consolidated statements of operations.

 During the period from common stock warrant distribution on January 3, 2024 to March 31, 2024, changes in the Company's common stock warrants liability and warrants outstanding were as follows (in thousands):

	Number of Common Stock Warrants	Common Stock Warrant Liability
Distribution of common stock warrants	16,895	$ 113,363
Warrants exercised	(674)	(4,954)
Gain from change in fair value of warrant liabilities	—	(43,041)
Balance as of March 31, 2024	16,221	$ 65,368

See Note 2 for additional information regarding common stock warrants and associated warrant liability.

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

Forward-looking Statements and Notices

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

●	the expected safety profile or treatment benefits, if any, of simufilam for people with Alzheimer’s disease in our on-going Phase 3 studies;
●	our reliance on third-party contractors to conduct all of our clinical and non-clinical trials and to make drug supply on a large-scale for our Phase 3 clinical program, or their ability to do so on-time or on-budget;
●	limitations around data interpretation from results of any of the three clinical phases of our 2-year safety study of simufilam in patients with Alzheimer’s disease, as compared to clinical results from randomized controlled trials;
●	the ability of clinical scales to assess cognition or health in our trials of Alzheimer’s disease;
●	any significant changes we may make, or anticipate making, to the design of any of our on-going Phase 3 studies of simufilam in patients with Alzheimer’s disease;
●	our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases;
●	the impact of pre-clinical findings on our ability to develop our product candidates;
●	the interpretation of results from our pre-clinical or early clinical studies, such as Phase 1 and Phase 2 studies;
●	our plans to further develop SavaDx, our investigational blood-based diagnostic product candidate;
●	our ability or willingness to expand therapeutic indications for simufilam outside of Alzheimer’s disease;
●	the safety, efficacy, or potential therapeutic benefits of our product candidates;
●	our use of exploratory ‘research use only’ non-safety related biomarkers in our clinical studies;
●	our ability to file for and obtain regulatory approval of our product candidates;
●	our strategy and ability to establish an infrastructure to commercialize any product candidates, if approved;
●	the potential future revenues of our product candidates, if approved and commercialized;
●	the market acceptance of our product candidates, if approved and commercialized;
●	the pricing and reimbursement of our product candidates, if approved and commercialized;
●	the utility of protection, or the sufficiency, of our intellectual property;
●	our potential competitors or competitive products for the treatment of Alzheimer’s disease;
●	our need to raise new capital from time to time to continue our operations or to expand our operations;

●	our use of multiple third-party vendors and collaborators, including a Clinical Research Organization ("CRO"), to conduct clinical and non-clinical studies of our lead product candidate;
●	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
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

Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as such risk factors may be amended, updated or modified periodically in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for further information on these and other risks affecting us.

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

Our research programs in neurodegeneration have historically benefited from scientific and financial support from the National Institutes of Health (“NIH”). The contents of this Quarterly Report on Form 10-Q are solely our responsibility and do not necessarily represent any official views of NIH, the Department of Health and Human Services, or any other agency of the United States government, or any of our vendors, collaborators or unrelated third-parties.

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

Risk is Fundamental to the Drug Development Process

We are in the business of new drug discovery and development. Our research and development activities are long, complex, costly and involve a high degree of risk. Holders of our common stock should carefully read this Quarterly Report on Form 10-Q as well as our 2023 Annual Report on Form 10-K in its entirety, including “Item 1A. Risk Factors”. Because risk is fundamental to the process of drug discovery and development, you are cautioned to not invest in our publicly traded securities unless you are prepared to sustain a total loss of the money you have invested.

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

Data and Safety Monitoring Board (DSMB)

In March 2024, we announced that another routine, scheduled meeting of a DSMB recommended that both of our Phase 3 studies continue as planned, without modification. This was consistent with a DSMB meeting finding in September 2023. The DSMB only reviewed patient safety. It did not assess drug efficacy.

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

Over 435 patients have completed the 52-week RETHINK-ALZ study. Over 300 patients have completed the 76-week REFOCUS-ALZ study, for a total of over 735 completers.

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

Patient enrollment for this study began in November 2022. To date, over 655 patients entered the open-label extension study.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $355.7 million at March 31, 2024. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of clinical and preclinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of enrollment rates of clinical trials for our product candidates, timing of preclinical activities and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the development of simufilam. Research and development expenses for our investigational diagnostic product candidate, SavaDx, represented less than 1% of total research and development expenses for the periods presented. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended
	March 31,
	2024	2023
Clinical trials	$11,292	$18,264
Pre-clinical projects	1,132	1,070
Chemical, Manufacturing and Controls costs (“CMC costs”)	795	714
Personnel related	1,645	1,425
Stock-based compensation	973	389
Other	396	258
	$16,233	$22,120

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

Valuation of Common Stock Warrant Liabilities

The fair value of common stock warrant liabilities was determined on the January 3, 2024 warrant distribution date using a Monte Carlo valuation model. Determining the appropriate fair value model and calculating the fair value of common stock warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. Subsequent to their distribution, the common stock warrants have been traded on the Nasdaq Capital Market under the trading symbol "SAVAW". The fair value of common stock warrant liabilities at March 31, 2024 was determined using the closing price for the common stock warrants on that date. All changes in the fair value are recorded in the statements of operations each reporting period. Fair value changes may be significantly different from those recorded in the financial statements due to of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments in the initial valuation as of January 3, 2024, the warrant distribution date.

Other than as described above, there have been no material changes to our critical accounting estimates during the three months ended March 31, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

Results of Operations – Three Months Ended March 31, 2024 and 2023

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

●	clinical trials,
●	pre-clinical testing,
●	clinical supplies and related formulation and design costs, and
●	compensation and other personnel-related expenses.

Research and development expenses were $16.2 million and $22.1 million during the three months ended March 31, 2024 and 2023, respectively. This 27% decrease was due primarily to the completion of patient screening and enrollment for our Phase 3 clinical program in the fall of 2023.

We expect research and development expense to decrease modestly in future periods since patient screening and enrollment is complete for our Phase 3 clinical program. The decrease in Phase 3 program costs is expected to be partially offset by increased enrollment in the open-label study as well as higher stock-based compensation expense due to new grant awards in 2023.

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

General and administrative expenses were $3.7 million and $4.4 million during the three months ended March 31, 2024 and 2023, respectively. The 16% decrease was due primarily to $1.7 million decrease in legal expenses as the Company met its insurance deductible in Q4 2023 and has recorded approximately $3.0 million in insurance recoveries during the three months ended March 31 2024. The decrease was partially offset by a $1.1 million increase in stock-based compensation expense due to new grant awards in 2023.

We expect general and administrative expense for 2024 will decrease compared to 2023 as insurance proceeds are expected to offset higher legal and professional fees related to ongoing securities class action and derivative lawsuits and governmental investigations. Decreased legal expenses are expected to be partially offset by higher stock-based compensation expense.

Interest Income

Interest income was $1.8 million and $2.1 million during the three months ended March 31, 2024 and 2023, respectively.

The decrease in interest income was due to a decrease in cash balances compared to the prior periods as we utilize cash in our operations.

We expect interest income to remain at historically high levels based on our cash position and the current interest rate environment.

Change in fair value of warrants

The change in fair value of warrants was $43.0 million for the three months ended March 31, 2024. There were no common stock warrants outstanding or change in fair value of warrants for the three months ended March 31, 2023. The 2024 change was attributable to a gain on the change in fair value of our liability-classified warrants from distribution on January 3, 2024 to March 31, 2024. The change in fair value was primarily driven by a decrease in the closing price for the common stock warrants in open-market trading on March 31, 2024 from the fair value determined by the Monte Carlo simulation at distribution.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $160,000 and $190,000 during the three months ended March 31, 2024 and 2023, respectively. Other income, net, was lower in the three months ended March 31, 2024 as due to higher vacancy rates in 2024 compared to the prior year period. We expect other income, net, to decrease in 2024 as higher vacancy rates are expected to further lower rental income.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2024, cash and cash equivalents were $124.2 million.

2024 Common Stock Warrant Distribution

On January 3, 2024, we made a distribution of approximately 16.9 million warrants to purchase shares of our common stock to holders of record of our common stock as of the close of business on December 22, 2023.

Each warrant entitled the holder to purchase, at the holder’s sole expense and exclusive election, at an exercise price of $33.00 per warrant, one and one-half shares of common stock (rounded down for any fractional shares). Payment for shares of common stock upon exercise of warrants must be in cash.

On April 15, 2024, the Company announced that all outstanding warrants would be redeemed on May 7, 2024 (the “Redemption Date”). The redemption price shall equal to 1/10 of $0.01 per warrant. The warrants were exercisable at any time starting on January 3, 2024 until the business day prior to the Redemption Date.

From January 3, 2024 to March 31, 2024, a total of approximately 674,000 warrants were exercised resulting in net proceeds to the Company of approximately $22.3 million. The Company issued approximately 1.0 million shares of common stock from the exercise of warrants through March 31, 2024.

Subsequent to March 31, 2024 and through the Redemption Date, a total of approximately 3.15 million warrants were exercised resulting in gross proceeds to the Company of approximately $104.0 million. The Company issued approximately 4.7 million shares of common stock from the exercise of warrants from March 31, 2024 through the Redemption Date.

Gross proceeds in 2024 from the warrant distribution totaled approximately $126.3 million from the issuance of approximately 5.7 million common shares at $22.00 per share. Total net proceeds of the warrant distribution were approximately $123.5 million after deducting estimated exercise expenses.

After the first $20 million of gross proceeds, the Company was obligated to pay a commission of 2.5% of the gross proceeds from the sale of shares of common stock from warrant exercises to the Company's financial advisor for the warrant distribution. Total cost of warrant exercises through the Redemption Date were approximately $2.8 million.

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

There were no common stock sales under the ATM during the three months ended March 31, 2024, and up to $200 million in common stock remains available under the ATM.

In March 2020, we entered into an at-the-market offering program (“2020 Program”) to sell shares of our common stock having an aggregate offering price of up to $100 million in transactions pursuant to a shelf registration statement that was declared effective by the SEC on May 5, 2020. We gave notice of termination for the 2020 Program effective on April 26, 2023, which was effective May 1, 2023. There were no common stock sales under the 2020 Program through its termination.

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

The Company’s potential financial obligation to plan participants at March 31, 2024 totaled $6.5 million (after taking into account the March 2023 Plan amendment), based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the year ended December 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $74.9 million up to a hypothetical maximum of $202.3 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No Valuation Milestones were achieved during the years ended December 31, 2023 and 2022 or the three months ended March 31, 2024.

No actual cash payments were authorized or made to participants under the Plan as of March 31, 2024, or through the filing date of this Quarterly Report on Form 10-Q.

Use of Cash

Net cash used in operating activities was $19.1 million for the three months ended March 31, 2024, resulting primarily from the net income of $25.0 million and stock-based compensation expense of $2.3 million, offset by a change in fair value of warrants of $43.0 million, an decrease in accounts payable and accrued expenses of $1.0 million, an decrease in accrued developmental expenses of $1.2 million and a decrease in in prepaid and other current assets of $1.3 million.

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

There was no cash used in investing activities during the three months ended March 31, 2024 .

Net cash used in investing activities during the three months ended March 31, 2023 was $0.4 million as final payment was made on renovations and fixtures for our corporate headquarters.

Net cash provided by financing activities during the three months ended March 31, 2024 was $22.2 million of net proceeds from the exercise of warrants.

Net cash provided by financing activities during the three months ended March 31, 2023 was $0.1 million from the exercise of stock options.

Property and Leases

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. This property is intended to accommodate our anticipated growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At March 31, 2024, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. Virtually all existing tenant leases will expire in 2024. We believe tenant leases that expire in 2024 may likely not be extended, renewed or re-leased beyond their expiry date, in which case we will no longer receive rental payments or reimbursement for shared expense for such office space.

We leased approximately 6,000 square feet of office space pursuant to a non-cancelable operating lease in Austin, Texas expiring in April 2024. We terminated this lease on February 22, 2023 with no continuing obligations.

Other Commitments

We have an accumulated deficit of $355.7 million as of March 31, 2024. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and, to a lesser extent, currency fluctuations related to our clinical operations outside the U.S.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $124.2 million as of March 31, 2024, which consisted primarily of U.S. Treasury securities and money market accounts.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain investment vehicles with high credit quality and short-term duration, in accordance with our Board-approved investment policy. Such interest-earning instruments carry a degree of interest rate risk. However, due to the generally short-term maturities and low risk profile of our cash equivalents, an immediate 100 basis point increase or decrease in interest rates during any of the periods presented would increase or decrease our annual net loss by less than $1.3 million in our condensed consolidated financial statements.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended March 31, 2024 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are, and from time to time, we may become involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA. In addition, we have received and from time to time may receive inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us. We believe that our total provisions for legal matters are adequate based upon currently available information. Additional information regarding our legal proceedings is included in this Quarterly Report on Form 10-Q in Note 11 to our condensed consolidated financial statements entitled, "Contingencies."

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10‑K. The risks and uncertainties described in our 2023 Annual Report on Form 10‑K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The following exhibits have been filed with this report:

Incorporated by
Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	9/13/2023	3.4
4.1	Warrant Agreement (including Form of Warrant), dated January 3, 2024, between Cassava Sciences, Inc., Computershare Inc., and Computershare Trust Company, N.A.	8-K	1/3/2024	4.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

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

Cassava Sciences, Inc.
(Registrant)

/s/ REMI BARBIER
Remi Barbier,
Chairman of the Board of Directors,
President and Chief Executive Officer
Date: May 10, 2024	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: May 10, 2024	(Principal Financial and Accounting Officer)