Form 10-Q
period 2024-06-30
CASSAVA SCIENCES INC
filed 2024-08-08
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to ___________

Commission File Number: 001-41905

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
Shares Outstanding as of August 5, 2024

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except share and par value data)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$207,291	$121,136
Prepaid expenses and other current assets	14,831	8,497
Total current assets	222,122	129,633
Property and equipment, net	21,364	21,854
Intangible assets, net	82	176
Total assets	$243,568	$151,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$52,552	$10,573
Accrued development expense	1,596	3,037
Accrued compensation and benefits	218	200
Other current liabilities	228	385
Total current liabilities	54,594	14,195
Commitments and contingencies (Notes 9, 10 and 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 47,976,166 and 42,236,919 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	48	42
Additional paid-in capital	538,497	518,195
Accumulated deficit	(349,571)	(380,769)
Total stockholders' equity	188,974	137,468
Total liabilities and stockholders' equity	$243,568	$151,663

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$15,198	$24,969	$31,431	$47,089
General and administrative	46,204	3,808	49,905	8,200
Total operating expenses	61,402	28,777	81,336	55,289
Operating loss	(61,402)	(28,777)	(81,336)	(55,289)
Interest income	2,316	2,198	4,092	4,249
Other income, net	99	203	259	393
Gain from change in fair value of warrant liabilities	65,142	—	108,183	—
Net income (loss)	$6,155	$(26,376)	$31,198	$(50,647)

Shares used in computing net income (loss) per share, basic	46,202	41,793	44,601	41,766
Net income (loss) per share, basic	$0.13	$(0.63)	$0.70	$(1.21)
Numerator, diluted:
Net income (loss)	$6,155	$(26,376)	$31,198	$(50,647)
Adjustment for change in fair value of warrant liabilities	—	—	(43,793)	—
Adjusted numerator, diluted	$6,155	$(26,376)	$(12,595)	$(50,647)
Shares used in computing net income (loss) per share, diluted	46,202	41,793	45,152	41,766
Net income (loss) per share, diluted	$0.13	$(0.63)	$(0.28)	$(1.21)

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2022	41,735,557	$42	$511,049	$(283,552)	$227,539
Stock-based compensation for:
Stock options for employees	—	—	650	—	650
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	13,878	—	64	—	64
Net loss	—	—	—	(24,271)	(24,271)
Balance at March 31, 2023	41,749,435	$42	$511,786	$(307,823)	$204,005
Stock-based compensation for:
Stock options for employees	—	—	812	—	812
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	170,092	—	889	—	889
Net loss	—	—	—	(26,376)	(26,376)
Balance at June 30, 2023	41,919,527	$42	$513,510	$(334,199)	$179,353

Balance at December 31, 2023	42,236,919	$42	$518,195	$(380,769)	$137,468
Stock-based compensation for:
Stock options for employees	—	—	2,312	—	2,312
Stock options for non-employees	—	—	23	—	23
Issuance of warrants	—	—	(113,363)	—	(113,363)
Issuance of common stock pursuant to exercise of warrants	1,011,497	1	22,159	—	22,160
Derecognition of warrant liabilities upon exercise of warrants	—	—	4,954	—	4,954
Net income	—	—	—	25,043	25,043
Balance at March 31, 2024	43,248,416	$43	$434,280	$(355,726)	$78,597
Stock-based compensation for:
Stock options for employees	—	—	2,581	—	2,581
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of warrants	4,727,750	5	101,387	—	101,392
Derecognition of warrant liabilities upon exercise of warrants	—	—	226	—	226
Net income	—	—	—	6,155	6,155
Balance at June 30, 2024	47,976,166	$48	$538,497	$(349,571)	$188,974

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$31,198	$(50,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,939	1,508
Gain from change in fair value of warrant liabilities	(108,183)	—
Depreciation	496	544
Amortization of intangible assets	117	238
Changes in operating assets and liabilities:
Prepaid and other current assets	(6,334)	4,116
Operating lease right-of-use assets and liabilities	—	(17)
Accounts payable and accrued expenses	41,979	6,661
Accrued development expense	(1,441)	4,764
Accrued compensation and benefits	18	50
Other liabilities	(157)	(396)
Net cash used in operating activities	(37,368)	(33,179)
Cash flows from investing activities:
Purchases of property and equipment	(29)	(351)
Net cash used in investing activities	(29)	(351)
Cash flows from financing activities:
Proceeds from exercise of common stock warrants, net of exercise costs	123,552	—
Proceeds from issuance of common stock upon exercise of stock options	—	953
Net cash provided by financing activities	123,552	953
Net increase (decrease) in cash and cash equivalents	86,155	(32,577)
Cash and cash equivalents at beginning of period	121,136	201,015
Cash and cash equivalents at end of period	$207,291	$168,438

Supplemental cash flow information:
Non-cash financing activities
Issuance of warrants resulting in recognition of warrant liabilities	113,363	—
Derecognition of warrant liabilities upon exercise of warrants	(5,180)	—

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $349.6 million at June 30, 2024. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at June 30, 2024 and December 31, 2023.

The fair value of common stock warrants of $6.71 per warrant was determined at distribution on January 3, 2024 using a Monte Carlo valuation model since the warrants were not traded on the open market on January 3, 2024. Warrant trading on Nasdaq began on January 4, 2024. Quantitative information regarding Level 3 fair value measurements for common stock warrants are as follows:

Exercise price per warrant	$33.00
Conversion rate - common shares per warrant	1.50
Closing price of common stock	$23.72
Volatility	75%
Risk-free interest rate	5.40%
Expected life of option (in years)	0.3
Dividend yield	zero

The common stock warrants stopped trading on Nasdaq after May 2, 2024 and subsequently had little or no market activity. As of May 7, 2024, the warrants were presumed to have no value since they were redeemed for a nominal payment of $0.001 per warrant.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss causes all potentially dilutive securities to be antidilutive. Potentially dilutive securities consist of outstanding common stock options, warrants and Performance Awards. There is no difference between the Company’s net income (loss) and comprehensive net income (loss). The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands, except net loss per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator, basic:
Net income (loss)	$6,155	$(26,376)	$31,198	$(50,647)
Denominator, basic:
Weighted average common shares outstanding	46,202	41,793	44,601	41,766
Net income (loss) per share, basic	$0.13	$(0.63)	$0.70	$(1.21)

Numerator, diluted:
Net income (loss)	$6,155	$(26,376)	$31,198	$(50,647)
Adjustment for change in fair value of warrant liabilities	—	—	(43,793)	—
Adjusted numerator, diluted	$6,155	$(26,376)	$(12,595)	$(50,647)
Denominator, diluted:
Weighted average common shares outstanding	46,202	41,793	44,601	41,766
Dilutive effect of common stock warrants	—	—	551	—
Weighted average dilutive common shares	46,202	41,793	45,152	41,766
Net income (loss) per share, diluted	$0.13	$(0.63)	$(0.28)	$(1.21)

Dilutive common stock options excluded from net income (loss) per share, diluted	2,703	2,001	2,674	2,018
Dilutive Performance Awards excluded from net income (loss) per share, diluted	7	7	7	7

The Company excluded common stock options and Performance Awards outstanding for the three months ended June 30, 2024 and 2023 from the calculation of net loss per share, diluted, because the effect of including outstanding options and Performance Awards would have been anti-dilutive. The Company excluded common stock options and Performance Awards outstanding for the six months ended June 30, 2024 and 2023 from the calculation of net loss per share, diluted, because the effect of including outstanding options and Performance Awards would have been anti-dilutive. Warrants were included for the calculation of net loss per share, diluted, for the six months ended June 30, 2024 assuming each warrant was exercisable for one and one-half shares of common stock.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with the Financial Accounting Standards Board (“FASB“) Accounting Standards Codification (“ASC“) 480, “Distinguishing Liabilities from Equity” (“ASC 480“), and ASC 815, “Derivatives and Hedging” (“ASC 815“). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Incentive Bonus Plan

In 2020, the Company established the 2020 Cash Incentive Bonus Plan (the “CIB Plan”) to incentivize Plan participants. Awards under the CIB Plan are accounted for as liability awards under ASC 718 “Stock-based Compensation”. The fair value of each potential CIB Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the CIB Plan will be recognized over the expected achievement period for each CIB Plan award, when a Performance Condition (as defined below) is considered probable of being met. See Note 10 for further discussion of the CIB Plan.

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

Intangible Assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements. Intangible assets also include leasing commissions which are amortized over the life of the lease agreement.

Intangible assets are reviewed for impairment on an annual basis, and when there is reason to believe that their values have been diminished or impaired. If intangible assets are considered to be impaired, an impairment loss is recognized.

Insurance Recoveries

We record proceeds from our insurance policies when the loss event has occurred, and proceeds are estimable and probable of being recovered. Insurance recoveries and proceeds received are recorded as a reduction to general and administrative expense. There was approximately $5.8 million of insurance recoveries recorded during the three months ended June 30, 2024. There were no insurance recoveries recorded during the three months ended June 30, 2023. There was approximately $8.8 million and $0.1 million of insurance recoveries recorded during the six months ended June 30, 2024 and 2023, respectively. The applicable policy has a $10.0 million recovery limit.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2024 and  December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance	$5	$759
Contract research organization and other deposits	7,432	6,489
Interest receivable	1,433	962
Insurance recoveries	5,800	—
Other	161	287
Total prepaid expenses and other current assets	$14,831	$8,497

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

Note 4. Real Property and Other Income, Expense

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. This property is intended to accommodate the Company’s potential growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex has approximately 90,000 square feet of rentable space. At June 30, 2024, the Company occupied approximately 25% of the property with the remainder either leased or available for lease to third parties.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Lease revenue	$314	$559	$717	$1,116
Property operating expenses	(215)	(356)	(458)	(723)
Other income, net	$99	$203	$259	$393

Note 5. Property and equipment

The components of property and equipment, net, as of June 30, 2024 and  December 31, 2023 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	494	494
Tenant improvements	3,062	3,062
Furniture and equipment	873	868
Gross property and equipment	$24,143	$24,138
Accumulated depreciation	(2,779)	(2,284)
Property and equipment, net	$21,364	$21,854

Depreciation expense for property and equipment was $244,000 and $272,000 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense for property and equipment was $496,000 and $544,000 for the six months ended June 30, 2024 and 2023, respectively.

Note 6. Intangible assets

The components of intangible assets, net, as of  June 30, 2024 and  December 31, 2023 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	317	293
Gross intangible assets	$1,370	$1,346
Accumulated amortization	(1,288)	(1,170)
Intangible assets, net	$82	$176

Amortization expense for intangible assets was $56,000 and $119,000 for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $117,000 and $238,000 for the six months ended  June 30, 2024 and 2023, respectively.

Amortization expense for finite-lived intangible assets as of June 30, 2024 is expected to be as follows (in thousands):

For the year ending December 31,
2024	$60
2025	$11
2026	$8
2027	3
Total amortization	$82

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

There were no common stock sales under the ATM during the three and six months ended June 30, 2024.

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

Stock Option and Performance Award Activity in 2024

During the six months ended June 30, 2024, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2023	3,039,029	7,142
Options granted	193,000	—
Options exercised	—	—
Options forfeited/canceled	(154,700)	—
Outstanding as of June 30, 2024	3,077,329	7,142

The weighted average exercise price per share of options outstanding at June 30, 2024 was $14.57. As outstanding options vest over the current remaining vesting period of 2.4 years, the Company expects to recognize stock-based compensation expense of $22.6 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $0.1 million over the implicit service period.

During the three and six months ended June 30, 2024, there were no stock options exercised.

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

Stock-based Compensation Expense in 2024

During the three and six months ended June 30, 2024 and 2023, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$972	$392	$1,945	$781
General and administrative	1,632	443	2,994	727
Total stock-based compensation expense	$2,604	$835	$4,939	$1,508

2018 Equity Incentive Plan

The Company’s Board of Directors (the “Board”) or a designated committee of the Board is responsible for administration of the Company’s 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”) and determines the terms and conditions of each option granted, consistent with the terms of the 2018 Plan. The Company’s employees, directors, and consultants are eligible to receive awards under the 2018 Plan, including grants of stock options and Performance Awards. Share-based awards generally expire 10 years from the date of grant. The 2018 Plan, as amended in May 2022, provides for issuance of up to 5,000,000 shares of common stock, par value $0.001 per share, subject to adjustment as provided in the 2018 Plan.

When stock options or Performance Awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. The Company then uses its cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Note 8. Income Taxes

The Company did not provide for income taxes during the three and six months ended June 30, 2024, because it has projected a taxable net loss for the full year 2024 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and six months ended June 30, 2023.

Note 9. Commitments

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

Note 10.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the CIB Plan. The CIB Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards CIB Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The CIB Plan is considered “at-risk” because CIB Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the CIB Plan are met. Specifically, CIB Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a "Merger Transaction") or (2) the Compensation Committee of the Board (the "Compensation Committee") determines the Company has sufficient cash on hand, as defined in the CIB Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a CIB Plan grant date has not occurred as of June 30, 2024.

CIB Plan participants will be paid all earned cash bonuses allocated under the CIB Plan in the event of a Merger Transaction.

As of December 31, 2022, the Company’s independent directors were participants in the CIB Plan. However, effective March 16, 2023, the Board amended the CIB Plan to remove all independent directors as participants in the CIB Plan and the independent directors consented to such removal. The independent directors’ share of potential benefits under the CIB Plan were completely forfeited to the Company and will not be allocated to any other participant under the CIB Plan. The Company’s independent directors have not received, and as a result of such amendment will never receive, any payments under the CIB Plan.

The Company’s market capitalization for purposes of the CIB Plan is determined based on either (1) the closing price of one share of the Company’s common stock on the Nasdaq Capital Market multiplied by the total issued and outstanding shares and options to purchase shares of the Company, or (2) the aggregate consideration payable to security holders of the Company in a Merger Transaction. Any warrants outstanding are excluded from the determination of market capitalization. This constitutes a market condition under applicable accounting guidance.

The CIB Plan triggers a potential cash bonus each time the Company’s market capitalization increases significantly, up to a maximum $5 billion in market capitalization. The CIB Plan specifies 14 incremental amounts between $200 million and $5 billion (each increment, a “Valuation Milestone”). Each Valuation Milestone triggers a potential cash bonus award in a pre-set amount defined in the CIB Plan. Each Valuation Milestone must be achieved and maintained for no less than 20 consecutive trading days for CIB Plan participants to be eligible for a potential cash bonus award. Approximately 67% of each cash bonus award associated with a Valuation Milestone is subject to adjustment and approval by the Compensation Committee. Any amounts not awarded by the Compensation Committee are no longer available for distribution.

If the Company were to exceed a $5 billion market capitalization for no less than 20 consecutive trading days, all Valuation Milestones would be deemed achieved, in which case cash bonus awards would range from a minimum of $111.4 million up to a hypothetical maximum of $289.7 million. Payment of cash bonuses is deferred until such time as (1) the Company completes a Merger Transaction, or (2) the Compensation Committee determines the Company has sufficient cash on hand to render payment (each, a “Performance Condition”), neither of which may ever occur. Accordingly, there can be no assurance that CIB Plan participants will ever be paid a cash bonus that is awarded under the CIB Plan, even if the Company’s market capitalization increases significantly.

The CIB Plan is accounted for as a liability award. The fair value of each Valuation Milestone award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the CIB Plan will be recognized over the expected achievement period for each of the 14 Valuation Milestones, when a Performance Condition is considered probable of being met.

In October 2020, the Company achieved the first Valuation Milestone. Subsequently in 2020, the Compensation Committee approved a potential cash bonus award of $6.5 million in total for all CIB Plan participants (after taking into account the March 2023 CIB Plan amendment), subject to future satisfaction of a Performance Condition.

During the year ended December 31, 2021, the Company achieved 11 additional Valuation Milestones triggering potential Company obligations to all CIB Plan participants from a minimum of $74.9 million up to a hypothetical maximum of $202.3 million (after taking into account the March 2023 CIB Plan amendment), to be determined, approved and allocated by the Compensation Committee and contingent upon future satisfaction of a Performance Condition. However, no compensation expense was recorded since no grant date has occurred and no Performance Conditions are considered probable of being met. There is no continuing service requirement for CIB Plan participants once the Compensation Committee approves a cash bonus award.

No Valuation Milestones were achieved during the years ended December 31, 2023 and 2022 or the six months ended June 30, 2024.

No actual cash payments were authorized or made to participants under the CIB Plan through the date of filing of this Form 10-Q.

Note 11. Contingencies

The Company is, and from time to time, the Company may become, involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA. In addition, the Company has received, and from time to time may receive, inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to the Company other than as disclosed below. The Company believes that its total provisions for legal matters are adequate based upon currently available information.

Update on Government Investigations

Beginning in August 2021, the Company has received subpoenas, a Civil Investigative Demand (“CID”) and other requests for documents and information from the Department of Justice and document requests from the Securities and Exchange Commission, each seeking corporate information and documents concerning the research and development of simufilam and/or SavaDx. The Company has been providing documents and information in response to these subpoenas, CID and requests for information and intends to continue to cooperate with these government inquiries. The Company cannot predict the outcome or impact of these ongoing matters, including whether a government authority may pursue an enforcement action against the Company or others.

The Company is in the advanced stages of discussions with the SEC staff to resolve the SEC’s nearly three-year investigation of the Company's disclosures regarding its Phase 2b study of simufilam for the treatment of Alzheimer’s disease (the “Phase 2b Study”). The Company has reserved a loss contingency of $40 million on its consolidated balance sheet as of June 30, 2024 relating to this potential settlement with the SEC.

The Company continues to cooperate with the DOJ related to conduct alleged in the indictment of Dr. Hoau-Yan Wang announced by the Department of Justice on June 28, 2024.

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

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of the Company’s securities between September 14, 2020 and July 26, 2022. On May 11, 2023, the court dismissed with prejudice plaintiffs’ claims against defendant Nadav Friedmann, PhD, MD, our former Chief Medical Officer and a Company director, who is now deceased, but otherwise denied defendants’ motion to dismiss. Defendants filed an answer to the consolidated amended complaint on July 3, 2023. On February 22, 2024, plaintiffs filed a motion to supplement their complaint to extend the putative class period through October 12, 2023.  The court granted that Motion on June 12, 2024, and plaintiffs filed a supplemental complaint on June 13, 2023.  On March 13, 2024, plaintiffs filed a Motion for Class Certification.  The Company has opposed that Motion.

On November 4, 2021, a related shareholder derivative action was filed, purportedly on behalf of the Company, in the U.S. District Court for the Western District of Texas, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. This complaint relies on the allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. Between November 4, 2021 and June 20, 2023, four additional shareholder derivative actions were filed alleging substantially similar claims, two in the U.S. District Court for the Western District of Texas, one in Texas state court (Travis County District Court) and one in the Delaware Court of Chancery. On July 5, 2022, the three actions in the Western District of Texas were consolidated into a single action. All of the foregoing actions are currently stayed pending further developments in the consolidated securities action described above. On November 9, 2023, another shareholder derivative action alleging substantially similar claims was filed in the U.S. District Court for the Western District of Texas. The parties to that case expect that it will be consolidated into the existing consolidated federal court shareholder derivative action.

On February 2, 2024, a putative class action lawsuit was filed, purportedly on behalf of the Company, alleging violations of the federal securities law by the Company and certain named officers. The complaint relies on an October 12, 2023 article that describes a purported leaked report of alleged scientific misconduct by a scientific collaborator of the Company at City University of New York. The complaint alleges that various statements made by the defendants regarding simufilam were rendered materially false and misleading by this article. The action was filed in the U.S. District Court for the Northern District of Illinois. The complaint seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between August 18, 2022 and October 12, 2023. On May 28, 2024, the Northern District of Illinois transferred this action to the Western District of Texas.

Beginning on March 18, 2024, two related shareholder derivative actions were filed, purportedly on behalf of the Company, in the U.S. District Court for the Northern District of Illinois, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. The complaints rely on an October 12, 2023 article that describes a purported leaked report of alleged scientific misconduct by a scientific collaborator of the Company at City University of New York. The complaints allege, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiffs in these derivative cases do not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants.

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

On May 28, 2024, the parties entered into a Stipulation and Agreement of Settlement, Compromise, and Release (the “Stipulation”) to resolve the Action. The Stipulation and exhibits thereto, including the proposed Notice of Pendency of Settlement of Class and Derivative Action (the “Notice”) and [Proposed] Scheduling Order with Respect to Notice and Settlement Hearing (the “Scheduling Order”), were filed in the Delaware Court of Chancery on May 28, 2024.  The Stipulation is subject to final approval by the Delaware Court of Chancery. The Stipulation, if finally approved, will cause the dismissal with prejudice of the Action.

On June 26, 2024, the Delaware Court of Chancery entered the Scheduling Order, which includes approval of the Notice.  Resolution of the Action is subject to approval from the Delaware Court of Chancery. The Delaware Court of Chancery set a final settlement hearing for September 9, 2024, at 3:15 p.m. ET in the Delaware Court of Chancery, Leonard L. Williams Justice Center, 500 North King Street, Wilmington, Delaware 19801.

Anti-SLAPP Lawsuit

On August 6, 2024, a lawsuit was filed in the District Court for the Southern District of New York asserting claims under the New York Anti-SLAPP Law.  The complaint seeks costs and damages relating to a defamation action filed by the Company against the plaintiffs and subsequently dismissed voluntarily and without prejudice by the Company. The Company will defend the lawsuit vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

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

On April 15, 2024, the Company announced that all outstanding warrants would be redeemed on May 7, 2024 (the “Redemption Date”). The redemption price was equal to 1/10 of $0.01 per warrant. The warrants were exercisable at any time starting on January 3, 2024 until the business day prior to the Redemption Date. There are no remaining warrants currently outstanding.

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

Gross proceeds in 2024 from the warrant distribution totaled approximately $126.3 million from the issuance of approximately 5.7 million common shares at $22.00 per share. Total net proceeds of the warrant distribution were approximately $123.6 million after deducting estimated exercise expenses.

After the first $20 million of gross proceeds, the Company was obligated to pay a commission of 2.5% of the gross proceeds from the sale of shares of common stock from warrant exercises to the Company's financial advisor for the warrant distribution. Total cost of warrant exercises through the Redemption Date were approximately $2.7 million.

Costs of the warrant distribution totaling approximately $537,000 were recorded as general and administrative expenses in the statements of operations upon distribution of the warrants on January 3, 2024.

The outstanding warrants are classified as liabilities in accordance with ASC 480 and ASC 815, which requires the warrants to be measured at initial fair value on January 3, 2024 and at each reporting period thereafter, with the changes in fair value recognized as a non-cash gain or loss in our consolidated statements of operations.

 During the period from common stock warrant distribution on January 3, 2024 to the Redemption Date, changes in the Company's common stock warrants liability and warrants outstanding were as follows (in thousands):

	Number of Common Stock Warrants	Common Stock Warrant Liability
Distribution of common stock warrants on January 3, 2024	16,895	$113,363
Warrants exercised	(674)	(4,954)
Gain from change in fair value of warrant liabilities	—	(43,041)
Balance at March 31, 2024	16,221	65,368
Warrants exercised	(3,152)	(226)
Gain from change in fair value of warrant liabilities	—	(65,142)
Redemption of common stock warrants	(13,069)	—
Balance as of June 30, 2024	—	$—

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

●	the expected safety profile or treatment benefits, if any, of simufilam for people with Alzheimer’s disease in our on-going Phase 3 studies;
●	our reliance on third-party contractors to conduct all of our clinical and non-clinical trials and to make drug supply on a large-scale for our Phase 3 clinical program, or their ability to do so on-time or on-budget;
●	our ability to extend our 1-year open-label extension study for an additional period of time;
●	limitations around data interpretation from results of any of the three clinical phases of our 2-year safety study of simufilam in patients with Alzheimer’s disease, as compared to clinical results from randomized controlled trials;
●	the ability of clinical scales to assess cognition or health in our trials of Alzheimer’s disease;
●	any significant changes we may make, or anticipate making, to the design of any of our on-going Phase 3 studies of simufilam in patients with Alzheimer’s disease;
●	our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at Alzheimer’s disease and other neurodegenerative diseases;
●	the impact of pre-clinical findings on our ability to develop our product candidates;
●	the interpretation of results from our pre-clinical or early clinical studies, such as Phase 1 and Phase 2 studies;
●	our plans to further develop SavaDx, our investigational blood-based diagnostic product candidate;
●	our ability or willingness to expand therapeutic indications for simufilam outside of Alzheimer’s disease;
●	the safety, efficacy, or potential therapeutic benefits of our product candidates;
●	our use of exploratory ‘research use only’ non-safety related biomarkers in our clinical studies;
●	our ability to file for and obtain regulatory approval of our product candidates;
●	our strategy and ability to establish an infrastructure to commercialize any product candidates, if approved;
●	the potential future revenues of our product candidates, if approved and commercialized;
●	the market acceptance of our product candidates, if approved and commercialized;
●	the pricing and reimbursement of our product candidates, if approved and commercialized;
●	the utility of protection, or the sufficiency, of our intellectual property;
●	our potential competitors or competitive products for the treatment of Alzheimer’s disease;
●	our need to raise new capital from time to time to continue our operations or to expand our operations;

●	our use of multiple third-party vendors and collaborators, including a Clinical Research Organization ("CRO"), to conduct clinical and non-clinical studies of our lead product candidate;
●	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
●

our expenses or incurred costs increasing by material amounts in excess of budgeted amounts due to unexpected cost overruns, inflation, imperfect forecasting, increased scope of activities or other causes;

●	fluctuations in our financial or operating results;
●	our operating losses, anticipated operating and capital expenditures and legal expenses;
●	expectations regarding the issuance of shares of common stock, options or other equity to employees or directors pursuant to equity compensation awards, net of employment taxes;
●	the development and maintenance of our internal information systems and infrastructure;
●	our ability to minimize the likelihood and impact of adverse cybersecurity incidents in our information systems and infrastructure;
●	our need to hire additional personnel and our ability to attract and retain such personnel;
●	existing or emerging regulations and regulatory developments in the United States and other jurisdictions in which we operate;
●	our plans to expand the size and scope of our operations;
●	the sufficiency of our cash resources to continue to fund our operations;
●	potential future agreements with third parties in connection with the commercialization of our product candidates;
●	the accuracy of our estimates regarding expenses, loss contingency reserves, capital requirements, and needs for additional financing;
●	assumptions and estimates used for our disclosures regarding stock-based compensation;
●	the expense, timing and outcome of pending or future litigation or other legal proceedings and claims, including U.S. government inquiries and their potential resolution; and
●	litigation, claims or other uncertainties that may arise from allegations made against us or our former employees or collaborators.

Please also refer to the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as such risk factors may be amended, updated or modified periodically in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for further information on these and other risks affecting us.

We caution you not to place undue reliance on forward-looking statements because our future results may differ materially from those expressed or implied by them. We do not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q, except as required by law.

This Quarterly Report on Form 10-Q may also contain statistical data and drug information received from our independent consultants or based on industry publications or other publicly available information. We have not independently verified the accuracy or completeness of the data contained in these sources of data and information. Accordingly, we make no representations as to the accuracy or completeness of such data and information. You are cautioned not to give undue weight to such data and information.

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

We are currently conducting two randomized placebo-controlled Phase 3 clinical trials of oral simufilam in patients with mild-to-moderate Alzheimer’s disease dementia. Both trials are fully enrolled. The trials have randomized a total of approximately 1,900 patients with mild-to-moderate Alzheimer’s disease at baseline. All efficacy data from our Phase 3 program remain blinded. There are no interim analyses on efficacy outcomes.

Our first Phase 3 study, called RETHINK-ALZ, is designed to evaluate the safety and efficacy of simufilam 100 mg tablets versus placebo over 52 weeks (NCT04994483). Top-line results of our 52-week Phase 3 study are anticipated by the end of 2024.

Our second Phase 3 study, called REFOCUS-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg tablets versus placebo over 76 weeks (NCT05026177). Top-line results of our 76-week Phase 3 study are anticipated approximately mid-year 2025.

Phase 3 data and samples for bioanalysis will be directly provided to and analyzed by independent, third-party commercial consulting firms.

Business Update

Indictment of Dr. Hoau-Yan Wang

On June 28, 2024, the DOJ announced that a federal grand jury in the U.S. District Court for the District of Maryland returned an indictment of Dr. Wang. The indictment alleges that Dr. Wang caused Cassava to submit grant applications to the U.S. National Institutes of Health (“NIH”) that contained false and fraudulent representations about his research. Among other things, the indictment alleges that Dr. Wang made materially false, fraudulent, and misleading statements to NIH regarding the mechanism by which the Company’s therapeutic product candidate, simufilam, was designed to treat Alzheimer’s disease and the improvement of certain Alzheimer’s disease indicators in patients treated with simufilam, and that Dr. Wang manipulated or otherwise fabricated research results, including Western Blot images that he prepared.

Dr. Wang, who is employed as a professor at the School of Medicine of the City University of New York (“CUNY”), previously served as a scientific collaborator and advisor to Cassava. Dr. Wang’s research, including foundational research published together with Dr. Lindsay Burns, Cassava’s former SVP, Neuroscience, led to the discovery of simufilam. Among other work for Cassava, Dr. Wang’s laboratory at CUNY conducted the final bioanalysis for the Phase 2b Study, which the Company reported as part of the final results of the Phase 2b Study.

Dr. Wang received compensation from the Company for his consulting and advisory work for Cassava. For over a decade until Cassava’s termination of its consulting relationship with him, Dr. Wang was paid a cash stipend of $2,000 per month. He has also been awarded stock options pursuant to the Company’s equity incentive plans, none of which have been exercised through August 5, 2024. As of August 5, 2024, Dr. Wang held 18,571 stock options, all of which were granted between 2015 and 2019 and are fully vested, with a weighted average exercise price of $4.22 per share. Dr. Wang was previously a participant in the Company’s CIB Plan, during which time the Company achieved target valuation milestones that established aggregate bonus payment amounts. The determination whether to award such amounts to participants and, if so, the allocation of amounts among participants (other than the Company’s chief executive officer), has not yet occurred and remains subject to the discretion of the Compensation Committee of the Board. In all cases, the payment of cash bonuses under the CIB Plan is subject to (i) Cassava’s completion of a merger transaction or (2) the determination by the Compensation Committee of the Board that the Company has sufficient cash on hand to render such payment, neither of which may ever occur. To date, Dr. Wang has not been allocated any cash bonus award pursuant to the CIB Plan. The Company has not paid any cash bonus to Dr. Wang or to any other participant under the CIB Plan as of this Quarterly Report on Form 10-Q. Prior to Dr. Wang’s indictment, the Company terminated its consulting relationship with him, and the Board removed him as a participant in the CIB Plan.

Neither Dr. Wang nor his laboratory at CUNY has had any involvement at any time in the Company’s ongoing Phase 3 clinical trials of simufilam.

Lawsuit Against Perpetrators of “Short and Distort” Campaign

On November 3, 2022, we announced that we had filed a lawsuit in federal district court for the Southern District of New York against certain individuals who executed a “short and distort” campaign against Cassava Sciences. On March 29, 2024, the court dismissed our complaint, but provided leave for the Company to file an amended complaint against certain defendants whom the Court found had published defamatory statements about the Company.  The Company filed its Second Amended Complaint against these defendants on April 29, 2024.  On August 2, 2024, the Company voluntarily dismissed its claims against the defendants named in the Second Amended Complaint without prejudice.

Leadership Updates

Appointment of Executive Chairman of the Board of Directors

On July 15, 2024, Richard J. Barry, an independent director, was appointed by the Board as its Executive Chairman. Mr. Barry will serve as the Company’s principal executive officer until a permanent Chief Executive Officer is identified.

Mr. Barry, 65, has served as a director since June 2021. Since June 2015, Mr. Barry has served as a director of Sarepta Therapeutics, Inc. (Nasdaq: SRPT) and from June 2019 through October 2020, he served as a director of MiMedx Group Inc. (Nasdaq: MDXG). Mr. Barry has extensive experience in the investment management business. He was a founding member of Eastbourne Capital Management LLC, and served as a Managing General Partner and Portfolio Manager from 1999 to its close in 2010. Prior to Eastbourne, Mr. Barry was a Portfolio Manager and Managing Director of Robertson Stephens Investment Management. Mr. Barry holds a Bachelor of Arts from Pennsylvania State University. The Board has concluded that Mr. Barry’s experience as founder and managing director of investment funds and as a director to public companies, including service on Audit, Compensation, and Nominating and Governance Committees, qualifies him to serve as Executive Chairman.

Resignation of Chief Executive Office and Chairman of the Board of Directors

On July 15, 2024, Remi Barbier, President and Chief Executive Officer of the Company resigned from the Company, effective as of September 13, 2024 (the “Effective Date”). Mr. Barbier will remain employed by the Company through the Effective Date in a non-executive capacity, without duties or responsibilities. Pursuant to the terms of Mr. Barbier’s Employment Agreement, Mr. Barbier will receive severance compensation equal to $1.23 million over twelve months following the Effective Date, together with accrued salary through the Effective Date. Mr. Barbier will continue to participate in the Company’s medical plan at Cassava’s expense and will receive a payment sufficient to provide insurance coverage equivalent to existing third-party plans, in each case for a period of twelve months following separation. In addition, on July 15, 2024, the Company’s Board accepted Mr. Barbier’s resignation as Chairman of the Board and from board membership, effective on that date.

Other Management Changes

On July 16, 2024, Cassava and Lindsay Burns, Ph.D., SVP, Neuroscience, at the Company, agreed that Dr. Burns would step down from her employment with the Company, effective on that date.

The terms of Dr. Burns’ separation are set forth in a Consulting Agreement (the “Burns Agreement”), which includes a Release Agreement, between Dr. Burns and the Company, dated July 16, 2024.  Pursuant to the Burns Agreement, following her separation from the Company and for a one-year period, Dr. Burns will furnish consulting services as, and to the extent, reasonably requested by Cassava for purposes of providing information and support for scientific research and/or obtaining governmental approval for the Company’s products. Cassava may, in its sole discretion, extend the term of the Burns Agreement for up to an additional year. The Company may also terminate the Burns Agreement at any time for cause, including, without limitation, for any actions that discredit Cassava’s business reputation. Dr. Burns will be paid $500 per hour for such consulting services, which will constitute continuous service for purposes of outstanding equity awards held by Dr. Burns.

Pursuant to the Burns Agreement, Dr. Burns will receive severance compensation equal to $0.5 million in quarterly installments over twelve months, together with accrued salary through July 16, 2024.  Dr. Burns will continue to participate in the Company’s medical plan at Cassava’s expense for a period of twelve months following separation, which may be extended to eighteen months in connection with an extension of the term of the Burns Agreement. Dr. Burns will remain eligible for applicable indemnification rights under Dr. Burns’ existing indemnification agreement, the Company’s by-laws and the Company’s insurance policies, in each case, subject to the terms and conditions and limitations thereof.

The Burns Agreement provides for Dr. Burns’ general release of claims in favor of the Company, subject to certain exceptions. In addition, Dr. Burns is subject to a one-year non-competition covenant, a two-year non-solicitation covenant, and indefinite non-disparagement and confidentiality covenants. Dr. Burns will remain subject to her existing assignment of inventions agreement.

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

Publication Confirming Mechanism of Action of Simufilam

In September 2023, we announced the publication of new research that confirms the biological activity of simufilam. Researchers at the Cochin Institute (Paris, France) used a highly precise cell-based assay based on TR-FRET to show that simufilam interrupts amyloid binding to the α7 nicotinic acetylcholine receptor (α7nAChR). We believe disruption of amyloid binding to α7nAChR underlies simufilam’s primary mechanism of action in Alzheimer’s disease. The research paper was co-authored by Hoau-Yan Wang and Zhe Pei of the City University of New York, Erika Cecon, Julie Dam and Ralf Jockers of the Institut Cochin, and Lindsay Burns, a former employee of Cassava Sciences, and appeared in a special issue of International Journal of Molecular Sciences, a peer-reviewed journal. See Figure 1.

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

These data suggest a meaningful impact of simufilam on mTOR signaling. The suppression of overactive mTOR signaling and its improved responsiveness to insulin represents a mechanistic benefit of simufilam beyond the disruption of pathogenic signaling pathways of soluble amyloid. These improvements in mTOR signaling may also result from reversing an altered conformation of FLNA, allowing FLNA to dissociate from the insulin receptor when insulin binds and initiates signaling. Because mTOR contributes to age-related cellular changes, simufilam’s suppression of mTOR overactivation, concurrent with improved insulin sensitivity, may slow certain aging processes and attenuate this pathological feature of Alzheimer’s disease, potentially benefiting brain function and memory in Alzheimer’s disease and in aging. This mTOR research paper was co-authored by Hoau-Yan Wang, Zhe Pei and Kuo-Chieh Lee of the City University of New York, Boris Nikolov, Tamara Doehner and John Puente, who are investigators in the clinical trial protocols, and Lindsay Burns, a former employee of Cassava Sciences, and appeared in Frontiers in Aging, a peer-reviewed journal.

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

In March 2020, we initiated a clinical safety study of simufilam, our lead drug candidate, in patients with Alzheimer’s disease (NCT04388254). This study was funded in part by a research grant award from NIH. This study was designed to evaluate the long-term clinical safety and tolerability of simufilam in patients with Alzheimer’s disease over 24 months. The study included a pre-specified exploratory efficacy endpoint of mean change in ADAS-Cog11 scores, a cognitive scale widely used in Alzheimer’s clinical research. This study enrolled over 200 patients with mild-to-moderate Alzheimer’s disease (Mini-Mental State Examination (MMSE) 16-26) who were recruited from 16 U.S. clinical sites. Alzheimer’s is a progressive disease, with severity of disease typically assessed by MMSE score. In this study, mild patients are MMSE 21-26, and moderate patients are MMSE 16-20.

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

The design of the randomized, withdrawal phase of the study was intended to evaluate simufilam’s effects on cognition and health outcomes in Alzheimer’s patients who continue with drug treatment versus patients who discontinue drug treatment. This was a double-blind, randomized, placebo-controlled study of simufilam in patients with mild-to-moderate Alzheimer’s disease. Study patients were randomized (1:1) to simufilam or placebo for six months. To enroll in the CMS, patients must have previously completed 12 months or more of open-label treatment with simufilam. Final enrollment was 157 patients. See Figure 3.

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

Discussion – Patients who completed 12 months of open-label simufilam treatment were invited to participate in the randomized, withdrawal phase. It is not known how long a washout period may be needed to remove lingering drug effects, if any, from prior treatment with open-label simufilam for 12 months. In this small randomized, withdrawal study phase in patients with mild-to-moderate Alzheimer’s disease, simufilam slowed cognitive decline by 38% on ADAS-Cog over six months (not statistically significant), with good drug safety. Effects were pronounced in mild patients. Mean baseline MMSE and ADAS-Cog scores were approximately balanced given the small size of each arm.

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

Patients with mild Alzheimer’s disease (n=87) started the 24 months study with MMSE 21-26, with ten exceptions (i.e., patients with MMSE > 26 due to prior participation in a study of simufilam (n=2) or evidence of Alzheimer’s disease pathology (n=8)). Patients with moderate Alzheimer’s started the 24 months study with MMSE 16-20, with one patient who entered with MMSE 15.

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

Phase 3 data and samples for bioanalysis will be directly provided to and analyzed by independent, third-party commercial consulting firms.

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

Over 555 patients have completed the 52-week RETHINK-ALZ study. Over 420 patients have completed the 76-week REFOCUS-ALZ study, for a total of over 975 completers.

All efficacy data from our Phase 3 program remain blinded. There are no interim analyses on efficacy outcomes.

We anticipate top-line data readout for our 52-week study (RETHINK-ALZ) by the end of 2024.

We anticipate top-line data readout for our 76-week study (REFOCUS-ALZ) approximately mid-year 2025.

In July 2024, we submitted to FDA for review a statistical analysis plan (SAP), which is a formal document defining the detailed analysis that our independent biostatisticians will undertake as to efficacy data collected in our Phase 3 trials. The SAP includes in-depth technical details and descriptions on the intended clinical trial analysis, the statistical methods and models that will be used, the population being analyzed, the data variables that will be analyzed, how missing data will be accounted for, descriptions of covariates to be included in the statistical model, and other statistical factors, all of which will be prospectively defined, documented and finalized prior to unblinding of any efficacy outcomes.

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

Open-label Extension Study for the Phase 3 Program

In October 2022, we announced the initiation of an open-label extension study for our Phase 3 program. This study is designed to provide no-cost access to oral simufilam for up to one year to Alzheimer’s patients who have successfully completed a Phase 3 study of simufilam and who meet other entry criteria and to generate additional long-term clinical safety data for oral simufilam 100 mg twice daily over 52 weeks. Each clinical investigational site and each patient chooses whether to participate in this open-label extension study with no obligation to participate.

Patient enrollment for this study began in November 2022, with approximately 89% of patients in Cassava’s ongoing Phase 3 program have elected to continue with open-label treatment with simufilam after completion of the blinded trials.

Expansion of Open-Label Extension Studies

In July 2024, we announced our intention to extend the Phase 3 open-label extension trial as well as an ongoing open-label extension trial for patients in the Company’s Phase 2 clinical programs, in each case by up to an additional 36 months. These amendments to the protocols will allow patients who have previously participated in an underlying trial of simufilam in Alzheimer’s disease, if they desire, to continue open-label treatment with simufilam. This expansion of the open-label extension trials offers a bridge for any gap between patients ending treatment in a clinical trial and the Company reporting to regulatory authorities the results of the ongoing, randomized, placebo-controlled Phase 3 trials. The open-label extension can continue for up to 36 months or until a new drug application for simufilam has been reviewed by FDA. Cassava also announced that it plans to add cognition and plasma biomarker monitoring to its open-label extension trial for patients who have completed the Phase 3 trials in order to gather additional long-term data on the potential impact of simufilam treatment.

These expanded extension studies are designed to provide no-cost access to oral simufilam to Alzheimer’s patients who have successfully completed a Phase 2 or Phase 3 study of simufilam and who meet other entry criteria. Each clinical investigational site must choose whether to participate in the open-label extension studies.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $349.6 million at June 30, 2024. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of clinical and preclinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of enrollment rates of clinical trials for our product candidates, timing of preclinical activities and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the development of simufilam. Research and development expenses for our investigational diagnostic product candidate, SavaDx, represented less than 1% of total research and development expenses for the periods presented. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Clinical trials	$10,877	$19,271	$22,169	$37,535
Pre-clinical projects	867	2,104	1,999	3,174
Chemical, Manufacturing and Controls costs (“CMC costs”)	398	1,518	1,193	2,232
Personnel related	1,615	1,398	3,260	2,823
Stock-based compensation	972	392	1,945	781
Other	469	286	865	544
	$15,198	$24,969	$31,431	$47,089

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

Valuation of Common Stock Warrant Liabilities

The fair value of common stock warrant liabilities was determined on the January 3, 2024 warrant distribution date using a Monte Carlo valuation model. Determining the appropriate fair value model and calculating the fair value of common stock warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. Subsequent to their distribution, the common stock warrants were traded on the Nasdaq Capital Market under the trading symbol "SAVAW". The fair value of common stock warrant liabilities at March 31, 2024 was determined using the closing price for the common stock warrants on that date. May 2, 2024 was the final day of trading for the common stock warrants on the Nasdaq Capital Market. Subsequent to that date and through the Warrant Redemption beginning May 7, 2024, the warrants were considered to have no value since there was no active market for trading. All changes in the fair value are recorded in the statements of operations each reporting period. Fair value changes may be significantly different from those recorded in the financial statements due to of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments in the initial valuation as of January 3, 2024, the warrant distribution date.

Legal and other contingencies

The Company is currently involved in various claims and legal and regulatory proceedings. The Company regularly reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and legal and regulatory proceedings and may revise its estimates. Due to the inherent uncertainties of the legal and regulatory process, our judgments may be materially different than the actual outcomes.

Other than as described above, there have been no material changes to our critical accounting estimates during the six months ended June 30, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

Results of Operations – Three and Six Months Ended June 30, 2024 and 2023

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

●	clinical trials,
●	pre-clinical testing,
●	clinical supplies and related formulation and design costs, and
●	compensation and other personnel-related expenses.

Research and development expenses were $15.2 million and $25.0 million during the three months ended June 30, 2024 and 2023, respectively. This 39% decrease was due primarily to the completion of patient screening and enrollment for our Phase 3 clinical program in the fall of 2023. Patients are continually completing the Phase 3 program and a portion of completers are enrolling in the lower cost open-label extension study.

Research and development expenses were $31.4 million and $47.1 million during the six months ended June 30, 2024 and 2023, respectively. This 33% decrease was due primarily to the completion of patient screening and enrollment for our Phase 3 clinical program in the fall of 2023. Patients are continually completing the Phase 3 program and a portion of completers are enrolling in the lower cost open-label extension study.

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

General and administrative expenses were $46.2 million and $3.8 million during the three months ended June 30, 2024 and 2023, respectively. The significant increase was due primarily to a $40.0 million accrual for an estimated legal related loss contingency as well as a $1.2 million increase in stock-based compensation expense due to new grant awards in late 2023 and 2024, increased compensation costs and higher legal related expenses.

General and administrative expenses were $49.9 million and $8.2 million during the six months ended June 30, 2024 and 2023, respectively. The significant increase was due primarily to a $40.0 million estimated legal related loss contingency as well as $2.3 million increase in stock-based compensation expense due to new grant awards in late 2023 and 2024 and increased compensation costs. The increases were partially offset by a $1.2 million decrease in legal expenses as the Company met its insurance deductible in Q4 2023 and has recorded approximately $8.8 million in insurance recoveries during the six months ended June 30, 2024.

We expect general and administrative expense for 2024 will remain at high historic levels due to professional fees related to ongoing securities class action and derivative lawsuits and governmental investigations. In addition, stock-based compensation expense will be higher than historic levels due to 2023 and 2024 stock option grants and our anticipated hiring of a new Chief Executive Officer.

Interest Income

Interest income was $2.3 million and $2.2 million during the three months ended June 30, 2024 and 2023, respectively.

Interest income was $4.1 million and $4.2 million during the six months ended June 30, 2024 and 2023, respectively.

We expect interest income to decrease modestly over the remainder of 2024 as we utilize cash in our operations.

Change in fair value of warrants

The change in fair value of warrants was $65.1 million for the three months ended June 30, 2024. The change in fair value of warrants was $108.2 million for the six months ended June 30, 2024. There were no common stock warrants outstanding or change in fair value of warrants for the three and six months ended June 30, 2023. The 2024 change was attributable to a gain on the change in fair value of our liability-classified warrants from distribution on January 3, 2024 to their redemption in May 2024. The change in fair value was primarily driven by a decrease in fair value at redemption as there was little or no market trading activity and the warrants were redeemed for a nominal payment of $0.001 per warrant.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $99,000 and $203,000 during the three months ended June 30, 2024 and 2023, respectively.  Other income, net, was $259,000 and $393,000 during the six months ended June 30, 2024 and 2023, respectively. Other income, net, was lower in the three and six months ended June 30, 2024 as due to higher vacancy rates in 2024 compared to the prior year periods. We expect other income, net, to decrease in 2024 as higher vacancy rates are expected to further lower rental income.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2024, cash and cash equivalents were $207.3 million.

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

On April 15, 2024, the Company announced that all outstanding warrants were to be redeemed on May 7, 2024 (the “Redemption Date”). The redemption price was equal to 1/10 of $0.01 per warrant. The warrants were exercisable at any time starting on January 3, 2024 until the business day prior to the Redemption Date.

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

Gross proceeds in 2024 from the warrant distribution totaled approximately $126.3 million from the issuance of approximately 5.7 million common shares at $22.00 per share. Total net proceeds of the warrant distribution were approximately $123.6 million after deducting estimated exercise expenses.

After the first $20 million of gross proceeds, the Company was obligated to pay a commission of 2.5% of the gross proceeds from the sale of shares of common stock from warrant exercises to the Company's financial advisor for the warrant distribution. Total cost of warrant exercises through the Redemption Date were approximately $2.7 million.

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

There were no common stock sales under the ATM during the three and six months ended June 30, 2024, and up to $200 million in common stock remains available under the ATM.

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

The Company’s potential financial obligation to plan participants at June 30, 2024 totaled $6.5 million (after taking into account the March 2023 Plan amendment), based upon the achievement of one Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the Plan. During the year ended December 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to Plan participants ranging from a minimum of $74.9 million up to a hypothetical maximum of $202.3 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No Valuation Milestones were achieved during the years ended December 31, 2023 and 2022 or the six months ended June 30, 2024.

No actual cash payments were authorized or made to participants under the Plan as of June 30, 2024, or through the filing date of this Quarterly Report on Form 10-Q.

Use of Cash

Net cash used in operating activities was $37.4 million for the six months ended June 30, 2024, resulting primarily from the net income of $31.2 million, stock-based compensation expense of $4.9 million and an increase in accounts payable and accrued expenses of $42.0 million, offset by a change in fair value of warrants of $108.2 million, an decrease in accrued developmental expenses of $1.4 million and a decrease in in prepaid and other current assets of $6.3 million.

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

Net cash used in investing activities during the six months ended June 30, 2024  was $29,000 for computers and equipment and other assets.

Net cash used in investing activities during the six months ended June 30, 2023 was $0.4 million as final payment was made on renovations and fixtures for our corporate headquarters.

Net cash provided by financing activities during the six months ended June 30, 2024 was $123.6 million of net proceeds from the exercise of warrants.

Net cash provided by financing activities during the six months ended June 30, 2023 was $1.0 million, from the exercise of stock options.

Property and Leases

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. This property is intended to accommodate our potential growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At June 30, 2024, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. Most tenant leases will expire in 2024. We believe tenant leases that expire in 2024 may likely not be extended, renewed or re-leased beyond their expiry date, in which case we will no longer receive rental payments or reimbursement for shared expense for such office space.

Other Commitments

We have an accumulated deficit of $349.6 million as of June 30, 2024. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and, to a lesser extent, currency fluctuations related to our clinical operations outside the U.S.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $207.3 million as of June 30, 2024, which consisted primarily of U.S. Treasury securities and money market accounts.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain investment vehicles with high credit quality and short-term duration, in accordance with our Board-approved investment policy. Such interest-earning instruments carry a degree of interest rate risk. However, due to the generally short-term maturities and low risk profile of our cash equivalents, an immediate 100 basis point increase or decrease in interest rates during any of the periods presented would increase or decrease our annual net loss by less than $2.1 million in our condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Executive Chairman of the Board of Directors and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Executive Chairman of the Board of Directors (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer) have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Executive Chairman of the Board of Directors and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended June 30, 2024 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are, and from time to time, we may become involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA. In addition, we have received and from time to time may receive inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us. We believe that our total provisions for legal matters are adequate based upon currently available information. Additional information regarding our legal proceedings is included in this Quarterly Report on Form 10-Q in Note 11 to our condensed consolidated financial statements entitled, “Contingencies.”

Item 1A. Risk Factors

Please refer to “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10‑K for additional information on our current risks. Other than the supplemental risk factors provided below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K. The risks and uncertainties described in our 2023 Annual Report on Form 10‑K and provided below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

The validity of CSF biomarker assays and bioanalysis conducted by CUNY for the Company’s Phase 2b Study has been called into question.

The Company’s Phase 2b Study was designed as a 28-day, approximately 60-patient, randomized, double-blind, placebo-controlled, multiple dose study.  A primary objective of the Phase 2b Study was to measure changes in levels of cerebral spinal fluid (“CSF”) biomarkers in study participants from baseline value to Day 28. CSF biomarker assays and related bioanalysis for the Phase 2b Study (the “CUNY Bioanalysis”) were conducted by the laboratory at CUNY of Dr. Hoau-Yan Wang, formerly a paid scientific collaborator, consultant and advisor to Cassava. Based on the CUNY Bioanalysis, Cassava reported statistically significant improvements in CSF biomarkers in treatment groups as compared to the placebo group for the Phase 2b Study.

On June 28, 2024, the DOJ announced that a federal grand jury in the U.S. District Court for the District of Maryland returned an indictment of Dr. Wang alleging that he caused Cassava to submit grant applications to NIH that contained false and fraudulent representations about his research. Among other things, the indictment alleges that Dr. Wang made materially false, fraudulent, and misleading statements to NIH regarding the mechanism by which simufilam was designed to treat Alzheimer’s disease and the improvement of certain Alzheimer’s disease indicators in patients treated with simufilam, and that Dr. Wang manipulated or otherwise fabricated research results, including Western Blot images that he prepared.

As part of the Internal Investigation being conducted by the Ad Hoc Investigation Committee of the Company’s Board of Directors, the Committee is evaluating information contained in the DOJ indictment of Dr. Wang as well as information from the Company’s ongoing discussions with the SEC. To date, the Internal Investigation has determined that certain statistical information contained in an attachment to an email sent by a former senior employee of Cassava to Dr. Wang before the CUNY Bioanalysis of CSF biomarkers was conducted could have been used to unblind him as to some number of Phase 2b Study participants. Unblinded information, if accessed in connection with bioanalysis, could be improperly utilized to manipulate underlying samples or data to skew reported results.

The Internal Investigation has not, to date, determined, and may never be able to determine with any reasonable degree of certainty, whether Dr. Wang unblinded himself as to some number of Phase 2b Study participants. Nevertheless, the fact that Dr. Wang possessed information that could have been used to so unblind himself, together with the allegations in the DOJ indictment, undermine the blinded study design and create substantial uncertainty about the validity of the CUNY Bioanalysis of CSF biomarkers. There can be no assurance that such uncertainty will not adversely impact the FDA’s review of an NDA with respect to simufilam following completion of our Phase 3 clinical studies or cause the FDA to request additional information regarding simufilam.

Accordingly, in light of the foregoing uncertainties, you should not place undue reliance on the CUNY Bioanalysis of CSF biomarkers reported by the Company in connection with the Phase 2b Study.

We are subject to lawsuits and governmental investigations and inquiries.

We are defending ourselves in a number of lawsuits, including securities class action and shareholder derivative actions, and the Company, as well as two former senior employees of the Company, have been and may continue to be subject to governmental investigations and inquiries. Defending litigation and responding to governmental investigations is expensive and time consuming and may divert the time and attention of our management away from the conduct of our primary business.  Moreover, the allegations underlying such litigation and governmental investigations have damaged our business reputation, which may make it difficult to, among other things: raise capital or engage in a strategic transaction on acceptable terms or at all; hire and retain third-party consultants and collaborators; recruit and retain patients for our studies; and attract and retain qualified executive officers, other employees and directors.  The foregoing matters may exacerbate other risks discussed in our Annual Report on Form 10-K under the Caption “Item 1A. Risk Factors” and have a negative impact on the perception of our company by investors, patients, investigators, collaborators, and others.

As a result of current or future lawsuits, we may have to pay significant damages or amounts in settlement above insurance coverage, including amounts in respect of indemnification obligations of the Company to former officers and senior employees. An unfavorable outcome or prolonged litigation could materially and adversely impact our business, operating results, and financial condition, including our cash runway. In addition, current or future government investigations and inquiries could subject us to various sanctions, including significant penalties, our being prevented from receiving government grants, and other punitive measures.

While we cannot estimate our potential exposure to future litigation, regulatory claims, investigations or proceedings at this time, we have already incurred significant expense related to litigation, government investigations and the Internal Investigation and expect to continue to incur significant expense.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The following exhibits have been filed with this report:

		Incorporated by
		Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	9/13/2023	3.4
4.1	Warrant Agreement (including Form of Warrant), dated January 3, 2024, between Cassava Sciences, Inc., Computershare Inc., and Computershare Trust Company, N.A.	8-K	1/3/2024	4.1
10.1	Employment agreement amendment, dated May 20, 2024, by and between Cassava Sciences, Inc. and Eric J. Schoen	8-K	5/22/2024	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

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

Cassava Sciences, Inc.
(Registrant)

/s/ RICHARD J. BARRY
Richard J. Barry,
Executive Chairman of the Board of Directors,
Date: August 8, 2024	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: August 8, 2024	(Principal Financial and Accounting Officer)