Form 10-Q
period 2024-09-30
CASSAVA SCIENCES INC
filed 2024-11-07
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	48,110,475
Shares Outstanding as of November 4, 2024

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except share and par value data)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$148,978	$121,136
Restricted cash	40,000	—
Prepaid expenses and other current assets	13,571	8,497
Total current assets	202,549	129,633
Property and equipment, net	21,135	21,854
Intangible assets, net	69	176
Total assets	$223,753	$151,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$52,244	$10,573
Accrued development expense	2,543	3,037
Accrued compensation and benefits	1,950	200
Other current liabilities	297	385
Total current liabilities	57,034	14,195
Other non-current liabilities	80	—
Total liabilities	57,114	14,195
Commitments and contingencies (Notes 9, 10 and 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 47,976,166 and 42,236,919 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	48	42
Additional paid-in capital	544,105	518,195
Accumulated deficit	(377,514)	(380,769)
Total stockholders' equity	166,639	137,468
Total liabilities and stockholders' equity	$223,753	$151,663

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$17,676	$23,603	$49,107	$70,692
General and administrative	12,947	4,276	62,852	12,476
Total operating expenses	30,623	27,879	111,959	83,168
Operating loss	(30,623)	(27,879)	(111,959)	(83,168)
Interest income	2,618	2,005	6,710	6,254
Other income, net	62	223	321	616
Gain from change in fair value of warrant liabilities	—	—	108,183	—
Net income (loss)	$(27,943)	$(25,651)	$3,255	$(76,298)

Shares used in computing net income (loss) per share, basic	47,976	42,002	45,734	41,845
Net income (loss) per share, basic	$(0.58)	$(0.61)	$0.07	$(1.82)
Numerator, diluted:
Net income (loss)	$(27,943)	$(25,651)	$3,255	$(76,298)
Adjustment for change in fair value of warrant liabilities	—	—	(43,793)	—
Adjusted numerator, diluted	$(27,943)	$(25,651)	$(40,538)	$(76,298)
Shares used in computing net income (loss) per share, diluted	47,976	42,002	46,101	41,845
Net income (loss) per share, diluted	$(0.58)	$(0.61)	$(0.88)	$(1.82)

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2022	41,735,557	$42	$511,049	$(283,552)	$227,539
Stock-based compensation for:
Stock options for employees	—	—	650	—	650
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	13,878	—	64	—	64
Net loss	—	—	—	(24,271)	(24,271)
Balance at March 31, 2023	41,749,435	$42	$511,786	$(307,823)	$204,005
Stock-based compensation for:
Stock options for employees	—	—	812	—	812
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	170,092	—	889	—	889
Net loss	—	—	—	(26,376)	(26,376)
Balance at June 30, 2023	41,919,527	$42	$513,510	$(334,199)	$179,353
Stock-based compensation for:
Stock options for employees	—	—	926	—	926
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	210,271	—	464	—	464
Net loss	—	—	—	(25,651)	(25,651)
Balance at September 30, 2023	42,129,798	$42	$514,923	$(359,850)	$155,115

Balance at December 31, 2023	42,236,919	$42	$518,195	$(380,769)	$137,468
Stock-based compensation for:
Stock options for employees	—	—	2,312	—	2,312
Stock options for non-employees	—	—	23	—	23
Issuance of warrants	—	—	(113,363)	—	(113,363)
Issuance of common stock pursuant to exercise of warrants	1,011,497	1	22,159	—	22,160
Derecognition of warrant liabilities upon exercise of warrants	—	—	4,954	—	4,954
Net income	—	—	—	25,043	25,043
Balance at March 31, 2024	43,248,416	$43	$434,280	$(355,726)	$78,597
Stock-based compensation for:
Stock options for employees	—	—	2,581	—	2,581
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of warrants	4,727,750	5	101,387	—	101,392
Derecognition of warrant liabilities upon exercise of warrants	—	—	226	—	226
Net income	—	—	—	6,155	6,155
Balance at June 30, 2024	47,976,166	$48	$538,497	$(349,571)	$188,974
Stock-based compensation for:
Stock options for employees	—	—	3,456	—	3,456
Stock options for non-employees	—	—	2,152	—	2,152
Net loss	—	—	—	(27,943)	(27,943)
Balance at September 30, 2024	47,976,166	$48	$544,105	$(377,514)	$166,639

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,255	$(76,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,547	2,457
Gain from change in fair value of warrant liabilities	(108,183)	—
Depreciation	724	817
Amortization of intangible assets	148	357
Changes in operating assets and liabilities:
Prepaid and other current assets	(5,074)	2,377
Operating lease right-of-use assets and liabilities	—	(17)
Accounts payable and accrued expenses	41,671	5,815
Accrued development expense	(494)	5,064
Accrued compensation and benefits	1,750	17
Other liabilities	(8)	(298)
Net cash used in operating activities	(55,664)	(59,709)
Cash flows from investing activities:
Purchases of property and equipment	(46)	(373)
Net cash used in investing activities	(46)	(373)
Cash flows from financing activities:
Proceeds from exercise of common stock warrants, net of exercise costs	123,552	—
Proceeds from issuance of common stock upon exercise of stock options	—	1,417
Net cash provided by financing activities	123,552	1,417
Net increase (decrease) in cash, cash equivalents and restricted cash	67,842	(58,665)
Cash, cash equivalents and restricted cash at beginning of period	121,136	201,015
Cash, cash equivalents and restricted cash at end of period	$188,978	$142,350

Reconciliation to condensed consolidated balance sheet:
Cash and cash equivalents	$148,978	$142,350
Restricted cash	40,000	—
Cash, cash equivalents and restricted cash	$188,978	$142,350
Supplemental cash flow information:
Non-cash financing activities
Issuance of warrants resulting in recognition of warrant liabilities	113,363	—
Derecognition of warrant liabilities upon exercise of warrants	(5,180)	—

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $377.5 million at September 30, 2024. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

Restricted Cash

Restricted cash consists of funds placed in an escrow account for the express purpose of paying the settlement with the U.S. Securities and Exchange Commission ("SEC") discussed in Note 11. The settlement is subject to final approval by a U.S. District Court, after which the funds in escrow will be released to the SEC.

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
●

Level 2 includes significant observable inputs, such as quoted prices for identical or similar securities, or other inputs that are observable and can be corroborated by observable market data for similar securities. The Company uses market pricing and other observable market inputs obtained from third-party providers. It uses the bid price to establish fair value where a bid price is available. The Company does not have any financial instruments where the fair value is based on Level 2 inputs at September 30, 2024 and December 31, 2023.

●

Level 3 includes unobservable inputs that are supported by little or no market activity. The Company does not have any financial instruments where the fair value is based on Level 3 inputs at September 30, 2024.

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at September 30, 2024 and December 31, 2023.

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

Stock-based Compensation

The Company recognizes non-cash expense for the fair value of all stock options and other share-based awards. The Company uses the Black-Scholes option valuation model to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore, are subject to management's judgment. For all options granted, it recognizes the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally two to four years.

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

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. A net loss causes all potentially dilutive securities to be anti-dilutive. Potentially dilutive securities consist of outstanding common stock options and Performance Awards. There is no difference between the Company’s net income (loss) and comprehensive net income (loss). The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands, except net loss per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator, basic:
Net income (loss)	$(27,943)	$(25,651)	$3,255	$(76,298)
Denominator, basic:
Weighted average common shares outstanding	47,976	42,002	45,734	41,845
Net income (loss) per share, basic	$(0.58)	$(0.61)	$0.07	$(1.82)

Numerator, diluted:
Net income (loss)	$(27,943)	$(25,651)	$3,255	$(76,298)
Adjustment for change in fair value of warrant liabilities	—	—	(43,793)	—
Adjusted numerator, diluted	$(27,943)	$(25,651)	$(40,538)	$(76,298)
Denominator, diluted:
Weighted average common shares outstanding	47,976	42,002	45,734	41,845
Dilutive effect of common stock warrants	—	—	367	—
Weighted average dilutive common shares	47,976	42,002	46,101	41,845
Net income (loss) per share, diluted	$(0.58)	$(0.61)	$(0.88)	$(1.82)

Dilutive common stock options excluded from net income (loss) per share, diluted	2,949	1,780	2,772	1,938
Dilutive Performance Awards excluded from net income (loss) per share, diluted	7	7	7	7

The Company excluded common stock options and Performance Awards outstanding for the three months ended September 30, 2024 and 2023 from the calculation of net loss per share, diluted, because the effect of including outstanding options and Performance Awards would have been anti-dilutive. The Company excluded common stock options and Performance Awards outstanding for the nine months ended September 30, 2024 and 2023 from the calculation of net loss per share, diluted, because the effect of including outstanding options and Performance Awards would have been anti-dilutive.

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

Incentive Bonus Plan

In 2020, the Company established the 2020 Cash Incentive Bonus Plan (the “CIB Plan”) to incentivize CIB Plan participants. Awards under the CIB Plan are accounted for as liability awards under ASC 718 “Stock-based Compensation”. The fair value of each potential CIB Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the CIB Plan will be recognized over the expected achievement period for each CIB Plan award, when a Performance Condition (as defined below) is considered probable of being met. See Note 10 for further discussion of the CIB Plan.

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

Insurance Recoveries

We record proceeds from our insurance policies when the loss event has occurred, and proceeds are estimable and probable of being recovered. Insurance recoveries and proceeds received are recorded as a reduction to general and administrative expense. There was approximately $1.1 million of insurance recoveries recorded during the three months ended September 30, 2024. There were no insurance recoveries recorded during the three months ended September 30, 2023. There was approximately $9.9 million and $0.1 million of insurance recoveries recorded during the nine months ended September 30, 2024 and 2023, respectively. The applicable policy year has a $10.0 million recovery limit which has been reached at September 30, 2024.

Related Party Transactions

Included in accrued compensation and benefits at September 30, 2024 is approximately $1.7 million of accrued severance costs for two former senior officers of the Company, including our former Chief Executive Officer.

On July 16, 2024, the Company entered into a one-year consulting agreement with the Company’s former Senior Vice President, Neuroscience. Pursuant to the terms of the consulting agreement, the consultant is providing services for purposes of providing information and support for scientific research and/or obtaining governmental approval for the Company’s products. The Company will pay $500 per hour for such consulting services. The Company incurred fees totaling $29,000 under the consulting agreement during the three months ended September 30, 2024.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2024 and  December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid insurance	$1,198	$759
Contract research organization and other deposits	5,906	6,489
Interest receivable	1,275	962
Insurance recoveries	5,000	—
Other	192	287
Total prepaid expenses and other current assets	$13,571	$8,497

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

Note 4. Real Property and Other Income, Expense

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. This property is intended to accommodate the Company’s potential growth and expansion of its operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex has approximately 90,000 square feet of rentable space. At September 30, 2024, the Company occupied approximately 25% of the property with the remainder either leased or available for lease to third parties.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease revenue	$288	$583	$1,005	$1,699
Property operating expenses	(226)	(360)	(684)	(1,083)
Other income, net	$62	$223	$321	$616

Note 5. Property and equipment

The components of property and equipment, net, as of September 30, 2024 and  December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	494	494
Tenant improvements	3,062	3,062
Furniture and equipment	873	868
Gross property and equipment	$24,143	$24,138
Accumulated depreciation	(3,008)	(2,284)
Property and equipment, net	$21,135	$21,854

Depreciation expense for property and equipment was $228,000 and $273,000 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense for property and equipment was $724,000 and $817,000 for the nine months ended September 30, 2024 and 2023, respectively.

Note 6. Intangible assets

The components of intangible assets, net, as of  September 30, 2024 and  December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	334	293
Gross intangible assets	$1,387	$1,346
Accumulated amortization	(1,318)	(1,170)
Intangible assets, net	$69	$176

Amortization expense for intangible assets was $32,000 and $119,000 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $148,000 and $357,000 for the nine months ended September 30, 2024 and 2023, respectively.

Amortization expense for finite-lived intangible assets as of September 30, 2024 is expected to be as follows (in thousands):

For the year ending December 31,
2024	$31
2025	$18
2026	$14
2027	6
Total amortization	$69

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

There were no common stock sales under the ATM during the three and nine months ended September 30, 2024.

Stock Option and Performance Award Activity in 2024

During the nine months ended September 30, 2024, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2023	3,039,029	7,142
Options granted	1,273,000	—
Options exercised	—	—
Options forfeited/canceled	(208,000)	—
Outstanding as of September 30, 2024	4,104,029	7,142

The weighted average exercise price per share of options outstanding at September 30, 2024 was $17.79. As outstanding options vest over the current remaining vesting period of 2.1 years, the Company expects to recognize stock-based compensation expense of $45.2 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $0.1 million over the implicit service period.

During the three and nine months ended September 30, 2024, there were no stock options exercised.

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

Subsequent to September 30, 2024, there were 600,000 stock options granted to the Company's President and Chief Executive Officer at an exercise price of $27.42 per share. The stock options vest in four equal annual installments (25% each year) with the initial 25% vesting on July 15, 2025.

Stock-based Compensation Expense in 2024

During the three and nine months ended September 30, 2024 and 2023, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$1,675	$405	$3,620	$1,186
General and administrative	3,934	544	6,927	1,271
Total stock-based compensation expense	$5,609	$949	$10,547	$2,457

Stock-based compensation expense for the three and nine months ended September 30, 2024 included approximately $1.8 million related to one-time severance costs. There were no such costs during the three and nine months ended September 30, 2023.

2018 Equity Incentive Plan

The Company’s Board of Directors (the “Board”) or a designated committee of the Board is responsible for administration of the Company’s 2018 Omnibus Incentive Plan, as amended in May 2022 (the “2018 Plan”) and determines the terms and conditions of each option granted, consistent with the terms of the 2018 Plan. The Company’s employees, directors, and consultants are eligible to receive awards under the 2018 Plan, including grants of stock options and Performance Awards. Share-based awards generally expire 10 years from the date of grant. The 2018 Plan provides for issuance of up to 5,000,000 shares of common stock, par value $0.001 per share, subject to adjustment as provided in the 2018 Plan.

When stock options or Performance Awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. The Company then uses its cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Note 8. Income Taxes

The Company did not provide for income taxes during the three and nine months ended September 30, 2024, because it has projected a taxable net loss for the full year 2024 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and nine months ended September 30, 2023.

Note 9. Commitments

The Company conducts its product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations that are cancelable. The Company’s obligations under these contracts are largely based on services performed. The Company also had non-cancellable commitments for the manufacture of simufilam's active pharmaceutical ingredient totaling approximately $3.6 million at September 30, 2024.

Note 10.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the CIB Plan. The CIB Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards CIB Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The CIB Plan is considered “at-risk” because CIB Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the CIB Plan are met. Specifically, CIB Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a "Merger Transaction") or (2) the Compensation Committee of the Board (the "Compensation Committee") determines the Company has sufficient cash on hand, as defined in the CIB Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a CIB Plan grant date has not occurred as of September 30, 2024.

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

No Valuation Milestones were achieved during the years ended December 31, 2023 and 2022 or the nine months ended September 30, 2024.

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

Update on Government Investigations

Beginning in August 2021, the Company has received subpoenas, a Civil Investigative Demand (“CID”) and other requests for documents and information from the Department of Justice (“DOJ”) and document requests from the SEC, each seeking corporate information and documents concerning the research and development of simufilam and/or SavaDx. The Company has been providing documents and information in response to these subpoenas, the CID and requests for information.

On September 26, 2024, the Company announced that it had reached a settlement with the SEC resolving the SEC investigation of the Company’s disclosures regarding its Phase 2b clinical trial of simufilam for the treatment of Alzheimer’s disease (the “Phase 2b Study”) and related matters. The SEC also agreed to a settlement with two former senior employees of the Company. The settlements with the Company and its former senior employees are subject to final approval by a U.S. District Court. The SEC’s complaint alleges that certain disclosures by the Company regarding the Phase 2b Study violated certain federal securities laws and SEC rules, including negligence-based disclosure violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), as well as recordkeeping and reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint alleges that the Company’s SEC reports and other public statements regarding the Phase 2b Study negligently contained materially misleading statements and omissions. The SEC’s allegations with respect to the Company’s two former employees relate to these employees’ roles in such disclosures. Under its settlement, the Company has consented to a permanent injunction against future violations of Section 17(a) of the Securities Act, Section 13(a)(1) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. In addition, the Company has agreed to pay a civil monetary penalty of $40 million, which is classified in accounts payable and accrued expenses on its consolidated balance sheet as of September 30, 2024.

The Company continues to cooperate with the DOJ related to requests for documents and information, including those related to conduct alleged in the indictment of Dr. Hoau-Yan Wang announced by DOJ on June 28, 2024. The Company cannot predict the outcome or impact of ongoing matters, including whether a government authority may pursue an enforcement action against the Company or others. The Company does not at this time anticipate, however, that DOJ will bring criminal charges against or seek a criminal resolution with the Company.

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

Beginning on March 18, 2024, two related shareholder derivative actions were filed, purportedly on behalf of the Company, in the U.S. District Court for the Northern District of Illinois, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. The complaints rely on an October 12, 2023 article that describes a purported leaked report of alleged scientific misconduct by a scientific collaborator of the Company at City University of New York. The complaints allege, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiffs in these derivative cases do not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. On September 6, 2024, these two cases were consolidated and stayed pending further developments in the shareholder class action initially filed in the Northern District of Illinois on February 2, 2024.

The Company disputes the allegations and intends to defend against these lawsuits vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with these lawsuits.

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s Board. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the CIB Plan in August 2020. The complaints seek unspecified compensatory damages and other relief. On January 6, 2023, the plaintiffs filed an amended complaint. Defendants filed a partial answer to the amended complaint on March 10, 2023, and moved to partially dismiss the amended complaint on March 14, 2023.

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

On June 26, 2024, the Delaware Court of Chancery entered the Scheduling Order, which includes approval of the Notice.  Resolution of the Action is subject to approval from the Delaware Court of Chancery. The Delaware Court of Chancery held a settlement hearing on September 9, 2024. Supplemental briefing followed and the matter remains under submission.

Anti-SLAPP Lawsuit

On August 6, 2024, a lawsuit was filed in the District Court for the Southern District of New York which, as amended, asserts claims, including a claim under the New York Anti-SLAPP Law, against the Company and against two former officers to whom the Company has certain indemnification obligations. The amended complaint seeks costs and damages relating to a defamation action filed by the Company against the plaintiffs and subsequently dismissed voluntarily and without prejudice by the Company. The Company will defend the lawsuit vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

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

Gross proceeds in 2024 from the warrant distribution totaled approximately $126.3 million from the issuance of approximately 5.7 million common shares at $22.00 per share. Total net proceeds of the warrant distribution were approximately $123.6 million after deducting exercise expenses and commissions.

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

The outstanding warrants are classified as liabilities in accordance with ASC 480 and ASC 815, which requires the warrants to be measured at initial fair value on January 3, 2024 and at each reporting period thereafter, with the changes in fair value recognized as a non-cash gain or loss in our consolidated statements of operations. As of September 30, 2024, there were no warrants outstanding.

 During the period from common stock warrant distribution on January 3, 2024 to the Redemption Date, changes in the Company's common stock warrants liability and warrants outstanding were as follows (in thousands):

	Number of Common Stock Warrants	Common Stock Warrant Liability
Distribution of common stock warrants on January 3, 2024	16,895	$113,363
Warrants exercised	(674)	(4,954)
Gain from change in fair value of warrant liabilities	—	(43,041)
Balance at March 31, 2024	16,221	65,368
Warrants exercised	(3,152)	(226)
Gain from change in fair value of warrant liabilities	—	(65,142)
Redemption of common stock warrants	(13,069)	—
Balance as of June 30, 2024	—	$—
Balance as of September 30, 2024	—	$—

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

Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as supplemented in this Quarterly Report on Form 10-Q , as such risk factors may be further amended, updated or modified periodically in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for further information on these and other risks affecting us.

We caution you not to place undue reliance on forward-looking statements because our future results may differ materially from those expressed or implied by them. We do not undertake to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Quarterly Report on Form 10-Q, except as required by law.

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

Overview

Cassava Sciences, Inc. is a clinical-stage biotechnology company based in Austin, Texas. Our mission is to detect and treat neurodegenerative diseases, such as Alzheimer’s disease. Our novel science is based on stabilizing – but not removing – a critical protein in the Alzheimer’s brain. Our lead therapeutic drug candidate, simufilam, is under clinical evaluation for the proposed treatment of Alzheimer’s disease in Phase 3 clinical studies. Top-line results of our 52-week Phase 3 study with simufilam are anticipated by the end of 2024.

For over 12 years, we have combined state-of-the-art technology with new insights in neurobiology to develop novel solutions targeting Alzheimer’s disease and other neurodegenerative diseases. Our strategy is to leverage our unique scientific/clinical platform to develop a first-in-class program for treating neurodegenerative diseases, such as Alzheimer’s disease—a degenerative disease of the brain, where a patient’s cognition and health functions decline over time as the disease progresses and the patient moves from mild to moderate to, eventually, severe Alzheimer’s disease.

We currently have two biopharmaceutical assets under development:

●	our lead therapeutic product candidate, called simufilam, is a novel small molecule oral drug being studied for the treatment of Alzheimer’s disease; and
●	our lead investigational diagnostic product candidate, called SavaDx, is a novel biomarker assay being studied for detection of the presence of Alzheimer’s disease from a small sample of blood.

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

Simufilam targets an altered form of a protein called filamin A (FLNA) in the Alzheimer’s brain. Our and our collaborators’ published studies have demonstrated that the altered form of FLNA is linked to neuronal dysfunction, neuronal degeneration and neuroinflammation. Specifically, we believe simufilam disrupts amyloid binding to the α7 nicotinic acetylcholine receptor (α7nAChR), which underlies our drug’s primary mechanism of action in Alzheimer’s disease. More recent of our data also suggest that there may be a meaningful impact of simufilam on mTOR signaling. Because mTOR contributes to age-related cellular changes, simufilam’s suppression of mTOR overactivation, concurrent with improved insulin sensitivity, may slow certain aging processes and attenuate this pathological feature, potentially benefiting brain function and memory in Alzheimer’s disease and in aging.

We own exclusive, worldwide rights to our drug and diagnostic assets and related technologies, without royalty obligations to any third party. In the United States, our patent protection with respect to simufilam, its solid forms, and uses of simufilam for Alzheimer’s disease and other neurodegenerative diseases includes nine issued U.S. patents, with terms expiring on dates ranging from 2029 to 2040, subject to any patent extensions that may be available for such patents. Corresponding foreign filings have been made for each of the U.S. filings.

We are currently conducting two randomized placebo-controlled Phase 3 clinical trials of oral simufilam in patients with mild-to-moderate Alzheimer’s disease. Both trials are fully enrolled. The trials have randomized a total of approximately 1,900 patients with mild-to-moderate Alzheimer’s disease at baseline. All efficacy data from our Phase 3 program remain blinded. There are no interim analyses on efficacy outcomes.

Our first Phase 3 study, called RETHINK-ALZ, is designed to evaluate the safety and efficacy of simufilam 100 mg tablets versus placebo over 52 weeks (NCT04994483). On October 8, 2024, we announced that last patient, last visit had been completed for this study. Top-line results of our 52-week Phase 3 study are anticipated by the end of 2024.

Our second Phase 3 study, called REFOCUS-ALZ, is designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg tablets versus placebo over 76 weeks (NCT05026177). Top-line results of our 76-week Phase 3 study are anticipated approximately mid-year 2025.

All statistical analyses for the Phase 3 studies will be performed by independent biostatisticians at Pentara Corporation. Importantly, the database for each Phase 3 study will be sent directly from the CRO to the biostatisticians at Pentara. Only then will the statisticians receive unblinding codes from the CRO. Pentara will notify us when their top-line statistical analyses have been completed. Cassava will have no access to the unblinded data until after Pentara has performed its statistical analyses. Similarly, plasma samples are being provided directly to an independent, accredited commercial laboratory, which will perform analyses of these samples under blinded conditions.

Third Quarter Business Developments

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

Dr. Wang received compensation from the Company for his consulting and advisory work for Cassava. For over a decade until Cassava’s termination of its consulting relationship with him, Dr. Wang was paid a cash stipend of $2,000 per month. He was also awarded stock options pursuant to the Company’s equity incentive plans, none of which were exercised. Dr. Wang held 18,571 stock options, all of which were granted between 2015 and 2019 with a weighted average exercise price of $4.22 per share. Dr. Wang's stock options expired unexercised in August 2024. Dr. Wang was previously a participant in the Company’s CIB Plan, during which time the Company achieved target valuation milestones that established aggregate bonus payment amounts. The determination whether to award such amounts to participants and, if so, the allocation of amounts among participants (other than the Company’s chief executive officer), has not yet occurred and remains subject to the discretion of the Compensation Committee of the Board. In all cases, the payment of cash bonuses under the CIB Plan is subject to (i) Cassava’s completion of a merger transaction or (2) the determination by the Compensation Committee of the Board that the Company has sufficient cash on hand to render such payment, neither of which may ever occur. To date, Dr. Wang has not been allocated any cash bonus award pursuant to the CIB Plan. The Company has not paid any cash bonus to Dr. Wang or to any other participant under the CIB Plan as of this Quarterly Report on Form 10-Q. Prior to Dr. Wang’s indictment, the Company terminated its consulting relationship with him, and the Board removed him as a participant in the CIB Plan.

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

Leadership Updates

Appointment of Executive Chairman of the Board of Directors

On July 15, 2024, Richard J. Barry, an independent director, was named by the Board as its Executive Chairman. On September 6, 2024, Mr. Barry was appointed President and Chief Executive Officer.

Mr. Barry, 65, has served as a director since June 2021. Since June 2015, Mr. Barry has served as a director of Sarepta Therapeutics, Inc. (Nasdaq: SRPT) and from June 2019 through October 2020, he served as a director of MiMedx Group Inc. (Nasdaq: MDXG). Mr. Barry has extensive experience in the investment management business. He was a founding member of Eastbourne Capital Management LLC, and served as a Managing General Partner and Portfolio Manager from 1999 to its close in 2010. Prior to Eastbourne, Mr. Barry was a Portfolio Manager and Managing Director of Robertson Stephens Investment Management. Mr. Barry holds a Bachelor of Arts from Pennsylvania State University. The Board has concluded that Mr. Barry’s experience as founder and managing director of investment funds and as a director to public companies, including service on Audit, Compensation, and Nominating and Governance Committees, qualifies him to serve as President and Chief Executive Officer.

Resignation of Chief Executive Office and Chairman of the Board of Directors

On July 15, 2024, Remi Barbier resigned as President and Chief Executive Officer of the Company, effective as of September 13, 2024 (the “Effective Date”). Mr. Barbier was employed by the Company through the Effective Date in a non-executive capacity, without duties or responsibilities. Pursuant to the terms of Mr. Barbier’s Employment Agreement, Mr. Barbier will receive severance compensation equal to $1.23 million over twelve months following the Effective Date, together with accrued salary through the Effective Date. Mr. Barbier will continue to participate in the Company’s medical plan at Cassava’s expense and will receive a payment sufficient to provide insurance coverage equivalent to existing third-party plans, in each case for a period of twelve months following separation. In addition, on July 15, 2024, the Company’s Board accepted Mr. Barbier’s resignation as Chairman of the Board and from Board membership, effective on that date.

On September 13, 2024, the Company entered into a non-exclusive Consulting Agreement (the “Consulting Agreement”) with Mr. Barbier. Pursuant to the Consulting Agreement, for a period of one year, Mr. Barbier will furnish consulting services as, and to the extent, reasonably requested by the Company for purposes of providing information and support for scientific research and/or obtaining governmental approval for the Company’s products. Cassava may, in its sole discretion, extend the term of the Consulting Agreement for up to an additional year. Either party may terminate the Consulting Agreement at any time with thirty days’ notice. Mr. Barbier will be paid $100 per hour for such consulting services. Pursuant to the Consulting Agreement, Mr. Barbier also provides confidentiality and other customary covenants, terms and conditions during the Consulting Agreement’s term.

Other Management Changes

On July 16, 2024, Cassava and Lindsay Burns, Ph.D., SVP, Neuroscience, at the Company, agreed that Dr. Burns would step down from her employment with the Company, effective on that date.

The terms of Dr. Burns’ separation are set forth in a Consulting Agreement (the “Burns Agreement”), which includes a Release Agreement, between Dr. Burns and the Company, dated July 16, 2024.  Pursuant to the Burns Agreement, following her separation from the Company and for a one-year period, Dr. Burns will furnish consulting services as, and to the extent, reasonably requested by Cassava for purposes of providing information and support for scientific research and/or obtaining governmental approval for the Company’s products. During the period of the Burns Agreement, Dr. Burns will be a “service provider” as that term is defined in the 2008 Equity Incentive Plan and 2018 Omnibus Incentive Plan. Cassava may, in its sole discretion, extend the term of the Burns Agreement for up to an additional year. The Company may also terminate the Burns Agreement at any time for cause, including, without limitation, for any actions that discredit Cassava’s business reputation. Dr. Burns will be paid $500 per hour for such consulting services, which will constitute continuous service for purposes of outstanding equity awards held by Dr. Burns.

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

Risk is Fundamental to the Drug Development Process

We are in the business of new drug discovery and development. Our research and development activities are long, complex, costly and involve a high degree of risk. Holders of our common stock should carefully read our 2023 Annual Report on Form 10-K and our subsequent Quarterly and Current Reports filed with the SEC in their entirety, including important disclosures under the caption “Risk Factors”. Because risk is fundamental to the process of drug discovery and development, you are cautioned to not invest in our publicly traded securities unless you are prepared to sustain a total loss of the money you have invested.

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

Our scientific approach is to treat neurodegeneration by targeting an altered form of a scaffolding protein called FLNA. Through years of basic research, we and our academic collaborators identified FLNA as a structurally altered protein that we believe enables neurodegeneration and neuroinflammation pathways in the Alzheimer’s brain. Our and our collaborators’ research shows that the altered form of FLNA is pervasive in the Alzheimer’s brain and essentially undetectable in healthy control brains.

Using scientific insight and lab techniques, we believe we have elucidated this protein dysfunction. Through this work, we have produced experimental evidence suggesting that altered FLNA plays a critical role in Alzheimer’s disease. We engineered a family of high-affinity, small molecules to target this structurally altered protein and restore its normal shape and function. This family of small molecules, including our lead therapeutic product candidate, simufilam, was designed in-house and characterized by our academic collaborators.

Our lead drug candidate, simufilam, is a small molecule (oral) drug with a novel mechanism of action. The target of simufilam is altered FLNA, the structurally altered protein in the brain that we seek to stabilize. Importantly, since simufilam has a unique mechanism of action, we believe its potential therapeutic effects may be additive or synergistic with existing drug treatments for Alzheimer’s disease.

Our science is based on stabilizing a critical protein in the brain

Proteins are essential for cell function because they participate in virtually every biological process. If protein function is impaired, the health consequences can be devastating. Technological advances in medicine and improvements in lifestyle are making our lives longer. But with age, genetic mutations and other factors conspire against healthy cells, resulting in altered proteins. Sometimes a cell can rid itself of altered proteins. However, when disease changes the shape and function of critical proteins, multiple downstream processes may be impaired. There are many clinical conditions in which proteins become structurally altered and impair the normal function of cells, tissues and organs, leading to disease. Conversely, restoring altered proteins back to health –called proteostasis – is a well-accepted therapeutic strategy in clinical medicine.

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

FLNA is a scaffolding protein found in high levels in the brain. A healthy scaffolding protein brings multiple proteins together, coordinating their interaction. However, an altered form of FLNA protein is found in the Alzheimer’s brain. Our experimental evidence suggests that altered FLNA protein contributes to Alzheimer’s disease by disrupting the normal function of neurons, leading to neurodegeneration and brain inflammation. Our product candidate, simufilam, aims to counter the altered and toxic form of FLNA in the brain, thus restoring the normal function of this critical protein.

One drug, multiple effects

Simufilam binds to altered FLNA with very high (femtomolar) affinity. We believe simufilam improves brain health by reverting altered FLNA back to its native, healthy conformation, thus countering downstream toxic effects of altered FLNA. This drug effect restores the normal function of key brain receptors, including: the alpha-7 nicotinic acetylcholine receptor (α7nAChR); the N-methyl-D-aspartate (NMDA) receptor; and the insulin receptor. These receptors have pivotal roles in brain cell survival, cognition and memory. In addition, our recent data suggest that there may be a beneficial impact of simufilam on mTOR signaling.

We have generated and published experimental evidence of improved brain health by restoring altered FLNA with simufilam. In animal models, treatment with simufilam resulted in dramatic improvements in brain health, such as reduced amyloid and tau deposits, improved receptor signaling and improved learning and memory. In addition, experimental evidence suggests that simufilam has another beneficial treatment effect of significantly reducing inflammatory cytokines in the brain. In animal models of disease, treatment with simufilam greatly reduced levels of IL-6 and suppressed TNF-alpha and IL-1beta levels by 86% and 80%, respectively, illustrating a powerful anti-neuroinflammatory effect.

By restoring function to multiple receptors and exerting powerful anti-inflammatory effects, we believe our approach has potential to slow the progression of Alzheimer’s disease in patients. We also believe our scientific approach may broaden the range of possible treatment approaches for this complex disease.

Publication Confirming Mechanism of Action of Simufilam

In September 2023, we announced the publication of new confirmatory research with respect to the biological activity of simufilam. Researchers at the Cochin Institute (Paris, France) used a highly precise cell-based assay based on TR-FRET to show that simufilam interrupts amyloid binding to the α7 nicotinic acetylcholine receptor (α7nAChR). We believe disruption of amyloid binding to α7nAChR underlies simufilam’s primary mechanism of action in Alzheimer’s disease. The research paper was co-authored by Hoau-Yan Wang and Zhe Pei of the City University of New York, Erika Cecon, Julie Dam and Ralf Jockers of the Institut Cochin, and Lindsay Burns, a former employee of Cassava Sciences, and appeared in a special issue of International Journal of Molecular Sciences, a peer-reviewed journal. See Figure 1.

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

These data suggest a meaningful impact of simufilam on mTOR signaling. The suppression of overactive mTOR signaling and its improved responsiveness to insulin represents a mechanistic benefit of simufilam beyond the disruption of pathogenic signaling pathways of soluble amyloid. These improvements in mTOR signaling may also result from reversing an altered conformation of FLNA, allowing FLNA to dissociate from the insulin receptor when insulin binds and initiates signaling. Because mTOR contributes to age-related cellular changes, simufilam’s suppression of mTOR overactivation, concurrent with improved insulin sensitivity, may slow certain aging processes and attenuate this pathological feature of Alzheimer’s disease, potentially benefiting brain function and memory in Alzheimer’s disease and in aging. This mTOR research paper was co-authored by Hoau-Yan Wang, Zhe Pei and Kuo-Chieh Lee of the City University of New York, Boris Nikolov, Tamara Doehner and John Puente, who are investigators in the clinical trial protocols, and Lindsay Burns, a former employee of Cassava Sciences. This research paper appeared in Frontiers in Aging, a peer-reviewed journal, which has issued an “Expression of Concern” noting that concerns have been raised by third parties alleging manipulation of certain images included in the paper.

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

The pre-specified cognition endpoints were analyzed on the Full Analysis Set (FAS) by an independent consulting firm that specializes in complex statistical analysis of clinical trial results. The FAS population consists of all study participants who received at least one dose of treatment and have both baseline and at least one post-baseline assessment. Because FAS data is specific to each phase of a study, the FAS for the 24-month study may differ from the FAS for other study phases.

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

Phase 2b Clinical Study

In September 2020, we reported final results of a 28-day, approximately 60-patient, randomized, double-blind, placebo-controlled, multiple dose Phase 2b study. Given the inherent limitations of a short duration trial with such small sample sizes and the concerns raised in the SEC’s allegations regarding our disclosure of the results of this study, the Company believes that it is more helpful to focus on examining the 24-month clinical safety study discussed above. See “Item 1A. Risk Factors—The validity of aspects of the Company’s Phase 2b Study has been called into question” in this Quarterly Report on Form 10-Q.

Phase 3 Clinical Program Overview

In August 2021, we announced we had reached agreement with FDA under a Special Protocol Assessment (SPA) for our two Phase 3 studies. The first clinical study protocol under the SPA is titled “A Phase 3, Randomized, Double-Blind, Placebo-Controlled, Parallel-Group, 52-Week Study Evaluating the Safety and Efficacy of One Dose of Simufilam in Subjects with Mild-to-Moderate Alzheimer’s Disease.” The second clinical study protocol under the SPA is titled “A Phase 3, Randomized, Double-Blind, Placebo-Controlled, Parallel-Group, 76-Week Study Evaluating the Safety and Efficacy of Two Doses of Simufilam in Subjects with Mild-to-Moderate Alzheimer’s Disease.”

These SPA agreements document that FDA has reviewed and agreed upon the key design features of our Phase 3 study protocols of simufilam for the treatment of patients with Alzheimer’s disease.  In particular, an SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of overall protocol design (e.g., entry criteria, dose selection, endpoints, etc.). These SPA agreements provide important assurance that our planned Phase 3 studies of simufilam in Alzheimer’s disease can potentially be considered adequate and well-controlled studies in support of a future regulatory submission and marketing application.

In Fall 2021, we announced initiation of these two Phase 3 studies of simufilam in mild-to-moderate Alzheimer’s disease.

Our Phase 3 program consists of two large, double-blind, randomized, placebo-controlled studies of simufilam in patients with mild-to-moderate Alzheimer’s disease. Both studies are designed to measure changes in cognition and function during their treatment period. Some highlights of this clinical program are summarized in Figure 5.

Premier Research International is the CRO supporting the conduct of our Phase 3 clinical program. Our Phase 3 clinical sites are currently located in the United States, Canada, Puerto Rico, Australia, and South Korea.

All statistical analyses for the Phase 3 studies will be performed by independent biostatisticians at Pentara Corporation. Importantly, the database for each Phase 3 study will be sent directly from the clinical research organization to the biostatisticians at Pentara. Only then will the statisticians receive unblinding codes from Premier. Pentara will notify us when their top-line statistical analyses have been completed. Cassava will have no access to the unblinded data until after Pentara has performed its statistical analyses. Similarly, plasma samples are being provided directly to an independent, accredited commercial laboratory, which will perform analyses of these samples under blinded conditions.

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

►

Co-primary efficacy endpoints are change from baseline in the ADAS-Cog12, a cognitive scale, and the ADCS-ADL, a functional scale, each of which is a standard psychometric assessment tool in trials of Alzheimer’s disease.

►	A secondary efficacy endpoint is change from baseline in the iADRS, which is an integrated tool that combines scores from the ADAS-Cog12 and the ADCS-ADL.
►

Other secondary endpoints include change from baseline in:

● the Neuropsychiatric inventory (NPI), a clinical tool that assesses the frequency and severity of common dementia-related symptoms;

● the Mini-Mental State Exam (MMSE), a screening tool for cognitive impairment that examines orientation, registration, attention and calculation, recall, language, repetition, complex commands, and visuospatial ability;

● the Dementia Rating Sum of Boxes (CDR-SB), which characterizes 6 domains of cognitive and functional performance applicable to Alzheimer’s disease and related dementias; and

● the Zarit Burden Interview (ZBI), which is a study partner questionnaire designed to assess the stress or burden experienced by caregivers.

►

Secondary endpoints will also include a plasma biomarker sub-study involving a limited number of patients and research sites, which will assess change from baseline in plasma biomarkers of Alzheimer’s Disease pathology, neurodegeneration and neuroinflammation (p-Tau217, neurofilament light chain, known as NfL, glial fibrillary acidic protein, known as GFAP, and Total Tau).

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
►

Co-primary efficacy endpoints are change from baseline in the ADAS-Cog12, a cognitive scale, and the ADCS-ADL, a functional scale, each of which is a standard psychometric assessment tool in trials of Alzheimer’s disease.

►	A secondary efficacy endpoint is change from baseline in the iADRS, which is an integrated tool that combines scores from the ADAS-Cog12 and the ADCS-ADL.
►	As in the RETHINK-ALZ trial, other secondary endpoints include change from baseline in NPI, MMSE, CDR-SB and ZBI.
►

Additional secondary endpoints will also include sub-studies involving a limited number of patients and research sites to examine changes in baseline in:

● plasma biomarkers of Alzheimer’s Disease pathology, neurodegeneration and neuroinflammation (P-tau217, neurofilament light chain, known as NfL, glial fibrillary acidic protein, known as GFAP, and Total Tau);

● cerebrospinal fluid (CSF) biomarkers of Alzheimer’s Disease pathology, neurodegeneration and neuroinflammation;

● brain volume—hippocampus, ventricles and whole brain—via magnetic resonance imaging (MRI); and

● amyloid and tau deposition in the brain via positron emission topography (PET) imaging

►	No interim analyses on efficacy are planned.

Phase 3 Entry Criteria

In our Phase 3 clinical studies, eligibility criteria are the requirements that patients must meet to be included in a study. These requirements help make sure that study participants are substantially and closely matched as a group in terms of specific factors such as age, disease or stage of disease, general health, and other key factors. Eligibility criteria can consist of inclusion criteria, which are required for a person to participate in the study, or exclusion criteria, which prevent a person from participating. See Figure 5A for a summary of certain eligibility criteria.

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

Data and Safety Monitoring Board (DSMB)

In September 2024, we announced that a third routine, scheduled meeting of a DSMB recommended that both of our Phase 3 studies continue as planned, without modification. This was consistent with DSMB meeting findings in March 2024 and September 2023. The DSMB only reviewed patient safety. It did not assess drug efficacy.

Interim MRI Safety Data

In October 2023, we announced a potentially significant safety finding based on interim magnetic resonance imaging (MRI) brain data from Alzheimer’s patients who are enrolled in REFOCUS-ALZ. These MRI data suggest simufilam is not associated with treatment-emergent amyloid-related imaging abnormalities, or ARIA. MRIs were all analyzed for ARIA by independent, board-certified neuroradiologists.

ARIA is a medical term used to describe a spectrum of brain MRI imaging abnormalities, such as brain swelling and brain bleeds. ARIA is a known risk factor for Alzheimer’s patients taking the class of drugs known as monoclonal antibodies directed against amyloid. In contrast to that class of drugs, simufilam is a small-molecule (oral) drug candidate.

The new safety finding is based on an independent, interim neuroradiological evaluation of brain MRIs taken at week 40 in a blinded sub-study of 180 Alzheimer’s patients enrolled in REFOCUS-ALZ. Final MRI data is expected at the conclusion of this Phase 3 study. See Figure 6.

Status of Phase 3 Clinical Program

Our Phase 3 trials have randomized a total of approximately 1,900 patients with mild to moderate stages of Alzheimer’s disease at baseline (MMSE 16-27), with approximately 800 patients randomized in RETHINK-ALZ and approximately 1,100 patients randomized in REFOCUS-ALZ.

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

On October 8, 2024, we announced that last patient, last visit had been completed for the 52-week RETHINK-ALZ study. Approximately 635 patients completed this study. In addition, over 550 patients have completed the 76-week REFOCUS-ALZ study, for a total of over 1,185 completers.

All efficacy data from our Phase 3 program remain blinded. There are no interim analyses on efficacy outcomes.

We anticipate top-line data readout for our 52-week study (RETHINK-ALZ) by the end of 2024.

We anticipate top-line data readout for our 76-week study (REFOCUS-ALZ) approximately mid-year 2025.

In July 2024, we submitted to FDA for review a statistical analysis plan (SAP). Comments received from the agency were incorporated into the final SAP. The SAP is a formal document defining the detailed analysis that our independent biostatisticians will undertake as to efficacy data collected in our Phase 3 trials. The SAP includes in-depth technical details and descriptions on the intended clinical trial analysis, the statistical methods and models that will be used, the population being analyzed, the data variables that will be analyzed, how missing data will be accounted for, descriptions of covariates to be included in the statistical model, and other statistical factors, all of which have been prospectively defined, documented and finalized prior to unblinding of any efficacy outcomes.

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

Patient enrollment for this study began in November 2022, with approximately 88% of patients in Cassava’s ongoing Phase 3 program have elected to continue with open-label treatment with simufilam after completion of the blinded trials.

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

Simufilam was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date. SavaDx is being developed in-house with outside collaborators. We own exclusive, worldwide rights to those drug and diagnostic assets and related technologies, without royalty obligations to any third party. In the United States, our patent protection with respect to simufilam, its solid forms, and uses of simufilam for Alzheimer’s disease and other neurodegenerative diseases includes nine issued U.S. patents, with terms expiring on dates ranging from 2029 to 2040, subject to any patent extensions that may be available for such patents. In addition, we have U.S. patent protection with respect to simufilam for use in treating certain cancers that is currently expected to run through 2033. Our patent estate further includes patents and patent applications for related compounds and treatments. Corresponding foreign filings have been made for each of the U.S. filings.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $377.5 million at September 30, 2024. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of clinical and preclinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of enrollment rates of clinical trials for our product candidates, timing of preclinical activities and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase in the future as we:

●	continue our ongoing Phase 3 program and open-label extension studies with simufilam;
●	manufacture large-scale commercial supplies for simufilam;
●	conduct other preclinical and clinical studies for our product candidates;
●	seek regulatory approvals for our product candidates;
●	develop, formulate, manufacture and commercialize our product candidates;
●	implement additional internal systems and develop new infrastructure;
●	acquire or in-license additional products or technologies, or expand the use of our technology;
●	maintain, defend and expand the scope of our intellectual property;
●	incur costs related to legal proceedings and claims, including U.S. government inquiries; and
●	hire additional personnel.

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

We focus substantially all of our research and development efforts in the development of simufilam. Research and development expenses for our investigational diagnostic product candidate, SavaDx, represented less than 1% of total research and development expenses for the periods presented. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Clinical trials	$11,012	$19,532	$33,181	$57,018
Pre-clinical projects	1,869	1,290	3,868	4,464
Chemical, Manufacturing and Controls costs (“CMC costs”)	717	602	1,910	2,834
Personnel related	1,948	1,450	5,208	4,273
Stock-based compensation	1,675	405	3,620	1,186
Other	455	324	1,320	917
	$17,676	$23,603	$49,107	$70,692

Clinical trial costs include the costs of our CRO. CMC costs include costs related to our contract development and manufacturing organizations. Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs such as facilities.

Estimating the dates of completion of clinical development, and the costs to complete development, of our product candidates would be highly speculative and subjective. Pharmaceutical products take a significant amount of time to research, develop and commercialize. The clinical study portion of the development of a new drug alone usually spans several years. We expect our research and development expenses to decrease in 2024 compared to 2023 as a result of decreased spending for our Phase 3 program, as patient screening and enrollment are now complete for the Phase 3 clinical studies. The decrease in Phase 3 program costs is expected to be partially offset by increased enrollment in the open-label study as well as higher stock-based compensation expense. We expect to reassess our future research and development plans based on our review of data we receive from our current research and development activities. The cost and pace of our future research and development activities are linked and subject to change.

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

Other than as described above, there have been no material changes to our critical accounting estimates during the nine months ended September 30, 2024 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 28, 2024.

Results of Operations – Three and Nine Months Ended September 30, 2024 and 2023

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

●	clinical trials,
●	pre-clinical testing,
●	clinical supplies and related formulation and design costs, and
●	compensation and other personnel-related expenses.

Research and development expenses were $17.7 million and $23.6 million during the three months ended September 30, 2024 and 2023, respectively. This 25% decrease was due primarily to the completion of patient screening and enrollment for our Phase 3 clinical program in the fall of 2023. Patients are continually completing the Phase 3 program and a portion of completers are enrolling in the lower cost open-label extension study. This decrease was partially offset by an increase in stock-based compensation expense due to new awards granted in the third quarter of 2024.

Research and development expenses were $49.1 million and $70.7 million during the nine months ended September 30, 2024 and 2023, respectively. This 31% decrease was due primarily to the completion of patient screening and enrollment for our Phase 3 clinical program in the fall of 2023. Patients are continually completing the Phase 3 program and a portion of completers are enrolling in the lower cost open-label extension study. This decrease was partially offset by a $2.4 million increase in stock-based compensation expense due to new awards granted in late 2023 and in the third quarter of 2024.

We expect research and development expense to decrease in future periods since patient screening and enrollment is complete for our Phase 3 clinical program and patients are continually completing the Phase 3 program. The decrease in Phase 3 program costs is expected to be partially offset by increased enrollment in the open-label study as well as higher stock-based compensation expense due to new awards granted in 2023 and 2024.

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

General and administrative expenses were $12.9 million and $4.3 million during the three months ended September 30, 2024 and 2023, respectively. The increase was due primarily to higher legal related expenses which were partially offset by insurance recoveries, increased compensation costs, including severance costs, as well as a $3.4 million increase in stock-based compensation expense due to new awards granted in late 2023 and 2024.

General and administrative expenses were $62.9 million and $12.5 million during the nine months ended September 30, 2024 and 2023, respectively. The significant increase was due primarily to a $40.0 million legal settlement with the SEC. In addition, there were higher legal costs which were partially offset by insurance recoveries, as well as a $5.7 million increase in stock-based compensation expense due to new awards granted in late 2023 and 2024 and increased compensation costs. The increases were partially offset by approximately $9.9 million in insurance recoveries recorded during the nine months ended September 30, 2024.

We expect general and administrative expense for 2024 will remain at high historic levels due to professional fees related to ongoing securities class action and derivative lawsuits. In addition, stock-based compensation expense will be significantly higher than historic levels due to new awards granted in 2023 and 2024.

Interest Income

Interest income was $2.6 million and $2.0 million during the three months ended September 30, 2024 and 2023, respectively.

Interest income was $6.7 million and $6.3 million during the nine months ended September 30, 2024 and 2023, respectively.

We expect interest income to decrease in future quarters as we utilize cash in our operations and realize the impact of a lower interest rate environment.

Change in fair value of warrants

There were no common stock warrants outstanding or change in fair value of warrants for the three months ended September 30, 2024. The change in fair value of warrants was $108.2 million for the nine months ended September 30, 2024.

There were no common stock warrants outstanding or change in fair value of warrants for the three and nine months ended September 30, 2023.

The 2024 change was attributable to a gain on the change in fair value of our liability-classified warrants from distribution on January 3, 2024 to their redemption in May 2024. The change in fair value was primarily driven by a decrease in fair value at redemption as there was little or no market trading activity and the warrants were redeemed for a nominal payment of $0.001 per warrant.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $62,000 and $223,000 during the three months ended September 30, 2024 and 2023, respectively.  Other income, net, was $321,000 and $616,000 during the nine months ended September 30, 2024 and 2023, respectively. Other income, net, was lower in the three and nine months ended September 30, 2024 as due to higher vacancy rates in 2024 compared to the prior year periods. We expect other income, net, to decrease in future periods as higher vacancy rates are expected to further lower rental income.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2024, cash and cash equivalents were $149.0 million.

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

Gross proceeds in 2024 from the warrant distribution totaled approximately $126.3 million from the issuance of approximately 5.7 million common shares at $22.00 per share. Total net proceeds of the warrant distribution were approximately $123.6 million after deducting exercise expenses and commissions.

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

There were no common stock sales under the ATM during the three and nine months ended September 30, 2024, and up to $200 million in common stock remains available under the ATM.

2020 Cash Incentive Bonus Plan Obligations

In August 2020, the Company's Board of Directors (the "Board") approved the 2020 Cash Incentive Bonus Plan (the "CIB Plan"). The CIB Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards CIB Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The CIB Plan is considered “at-risk” because CIB Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the CIB Plan are met. Specifically, CIB Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a "Merger Transaction") or (2) the Compensation Committee determines the Company has sufficient cash on hand, as defined in the CIB Plan. CIB Plan participants will be paid all earned cash bonuses in the event of a Merger Transaction.

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

The Company’s market capitalization, including all outstanding stock options, was $89.4 million at the inception of the CIB Plan in August 2020. If the Company were to exceed a $5 billion market capitalization for no less than 20 consecutive trading days, and conditions noted above for payment are met, all CIB Plan milestones would be deemed achieved, in which case total cash bonus awards would range from a minimum of $111.4 million up to a hypothetical maximum of $289.7 million.

The Company’s potential financial obligation to plan participants at September 30, 2024 totaled $6.5 million (after taking into account the March 2023 CIB Plan amendment), based upon the achievement of one CIB Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any CIB Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the CIB Plan. During the year ended December 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional CIB Plan milestones. Collectively, the achievement of such milestones could trigger potential Company obligations to CIB Plan participants ranging from a minimum of $74.9 million up to a hypothetical maximum of $202.3 million, with exact amounts to be determined by the Compensation Committee and contingent upon future satisfaction of a Performance Condition.

No Valuation Milestones were achieved during the years ended December 31, 2023 and 2022 or the nine months ended September 30, 2024.

No actual cash payments were authorized or made to participants under the CIB Plan as of September 30, 2024, or through the filing date of this Quarterly Report on Form 10-Q.

Use of Cash

Net cash used in operating activities was $55.7 million for the nine months ended September 30, 2024, resulting primarily from a change in fair value of warrants of $108.2 million and a decrease in prepaid and other current assets of $5.1 million. These changes were partially offset by net income of $3.3 million, stock-based compensation expense of $10.5 million, an increase in accounts payable and accrued expenses of $41.7 million and an increase in accrued compensation and benefits of $1.8 million.

Net cash used in operating activities was $59.7 million for the nine months ended September 30, 2023, resulting primarily from the net loss of $76.3 million, partially offset by an increase in accounts payable and accrued expenses of $5.8 million, an increase in accrued developmental expenses of $5.1 million, a decrease in prepaid and other current assets of $2.4 million and stock-based compensation expense of $2.5 million.

Net cash used in investing activities during the nine months ended September 30, 2024  was $46,000 for computers and equipment and other assets.

Net cash used in investing activities during the nine months ended September 30, 2023 was $0.4 million as final payment was made on renovations and fixtures for our corporate headquarters.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $123.6 million of net proceeds from the exercise of warrants.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $1.4 million, from the exercise of stock options.

Property and Leases

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. This property is intended to accommodate our potential growth and expansion of our operations in the coming years. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At September 30, 2024, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. Most tenant leases are expiring in 2024. We believe tenant leases that expire in 2024 may likely not be extended, renewed or re-leased beyond their expiry date, in which case we will no longer receive rental payments or reimbursement for shared expense for such office space.

Other Commitments

We have an accumulated deficit of $377.5 million as of September 30, 2024. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivities and, to a lesser extent, currency fluctuations related to our clinical operations outside the U.S.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $149.0 million as of September 30, 2024, which consisted primarily of U.S. Treasury securities and money market accounts.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain investment vehicles with high credit quality and short-term duration, in accordance with our Board-approved investment policy. Such interest-earning instruments carry a degree of interest rate risk. However, due to the generally short-term maturities and low risk profile of our cash equivalents, an immediate 100 basis point increase or decrease in interest rates during any of the periods presented would increase or decrease our annual net loss by less than $1.5 million in our condensed consolidated financial statements.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended September 30, 2024 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

On September 26, 2024, we announced that we had reached a settlement with the SEC resolving the SEC investigation of the Company’s disclosures regarding its Phase 2b clinical trial of simufilam for the treatment of Alzheimer’s disease and related matters. To settle the SEC’s allegations, and without admitting or denying the SEC’s findings, we have agreed to pay a civil monetary penalty of $40 million.

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

The validity of aspects of the Company’s Phase 2b Study has been called into question.

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

As part of the Internal Investigation being conducted by the Ad Hoc Investigation Committee of the Company’s Board of Directors, the Committee has evaluated information contained in the DOJ indictment of Dr. Wang as well as information from the Company’s discussions with the SEC. To date, the Internal Investigation has determined that certain statistical information contained in an attachment to an email sent by a former senior employee of Cassava to Dr. Wang before the CUNY Bioanalysis of CSF biomarkers was conducted could have been used to unblind him as to some number of Phase 2b Study participants. Unblinded information, if accessed in connection with bioanalysis, could be improperly utilized to manipulate underlying samples or data to skew reported results.

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

In addition, another objective of the Phase 2b Study was to measure changes in cognitive outcome measures using the Cambridge Neuropsychological Test Automated Battery, or CANTAB, over the 28-day study period. In connection with our settlement with the SEC, the SEC’s complaint alleged, among other things, that disclosures relating to the Phase 2b Study’s cognition results (the “Cognition Disclosures”), which reported results from a post hoc sensitivity analysis, were inadequate and misleading.

Accordingly, in light of the foregoing uncertainties and allegations, you should not rely on the CUNY Bioanalysis of CSF biomarkers reported by the Company in connection with the Phase 2b Study or the Cognition Disclosures from the Phase 2b Study. There can be no assurance that such uncertainties and allegations will not adversely impact the FDA’s review of an NDA with respect to simufilam following completion of our Phase 3 clinical studies or cause the FDA to request additional information regarding simufilam.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The following exhibits have been filed with this report:

		Incorporated by
		Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	9/13/2023	3.4
4.1	Warrant Agreement (including Form of Warrant), dated January 3, 2024, between Cassava Sciences, Inc., Computershare Inc., and Computershare Trust Company, N.A.	8-K	1/3/2024	4.1
10.1	Employment agreement amendment, dated May 20, 2024, by and between Cassava Sciences, Inc. and Eric J. Schoen	8-K	5/22/2024	10.1
10.2	Remi Barbier Consulting Agreement, dated September 13, 2024	8-K	9/17/2024	10.1
10.3	Employment agreement, dated October 1, 2024, by and between Cassava Sciences, Inc. and Richard J. Barry	8-K/A	10/1/2024	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

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

Cassava Sciences, Inc.
(Registrant)

/s/ RICHARD J. BARRY
Richard J. Barry,
President and Chief Executive Officer
Date: November 7, 2024	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: November 7, 2024	(Principal Financial and Accounting Officer)