Form 10-K
period 2024-12-31
CASSAVA SCIENCES INC
filed 2025-03-03
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $558 million computed by reference to the last sales price of $12.35 as reported on the Nasdaq Capital Market, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 28, 2024. The number of shares outstanding of the Registrant's common stock, par value $0.001 per share, on February 27, 2025 was 48,307,896.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission, no later than 120 days after the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CASSAVA SCIENCES, INC.

FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS AND NOTICES

This Annual Report on Form 10-K, including the portions of our definitive Proxy Statement incorporated by reference herein, contains “forward-looking statements”. All statements other than statements of present or historical facts contained in this Annual Report, including statements anticipating or otherwise relating to our future results of operations and financial position, future results of clinical trials, business strategy, plans and objectives for future operations, and anticipated events or trends, are forward-looking statements. In some cases, forward-looking statements are identified by terms such as “aim,” “anticipate,” “believe,” “could,” “drive,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “will” and “would” or the negatives of these terms or other comparable terminology.

Examples of forward-looking statements include, but are not limited to, statements about:

●	the safety profile or treatment benefits, if any, of simufilam;
●	our reliance on third-party contractors to conduct all of our clinical and non-clinical trials and to make drug supply, or their ability to do so on-time or on-budget;
●	limitations around the interpretation of data from any studies that are not randomized controlled trials;
●	the ability of clinical scales to assess cognition or health with respect to Alzheimer’s disease;
●	our plans or ability to expand therapeutic indications for simufilam outside of Alzheimer’s disease;
●	our ability to conduct planned preclinical studies of simufilam relating to epilepsy in Tuberous Sclerosis Complex (TSC)
●	our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at Alzheimer’s disease, TSC-related epilepsy and other central nervous system disorders;
●	the impact of pre-clinical findings on our ability to develop our product candidates;
●	the interpretation of results from our pre-clinical or early clinical studies, such as Phase 1 and Phase 2 studies;
●	our plans to further develop SavaDx, our investigational blood-based diagnostic product candidate;
●	the safety, efficacy, or potential therapeutic benefits of our product candidates;
●	our use of exploratory ‘research use only’ non-safety related biomarkers in our clinical studies;
●	our ability to file for and obtain regulatory approval of our product candidates;
●	our strategy and ability to establish an infrastructure to commercialize any product candidates, if approved;
●	the potential future revenues of our product candidates, if approved and commercialized;
●	the market acceptance of our product candidates, if approved and commercialized;
●	the pricing and reimbursement of our product candidates, if approved and commercialized;
●	the utility of protection, or the sufficiency, of our intellectual property;
●	our potential competitors or competitive products for the treatment of Alzheimer’s disease and other therapeutic areas we may elect to pursue;
●	our need to raise new capital from time to time to continue our operations or to expand our operations;
●	our use of multiple third-party vendors and collaborators, including a Clinical Research Organization (CRO), to conduct clinical and non-clinical studies of simufilam;
●	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
●	our ability to successfully carry out our obligations under our License Agreement (as defined below) with Yale University (“Yale”), for which we have assumed all responsibility for global development and commercialization for simufilam for the treatment of TSC-related epilepsy;
●	our expenses or incurred costs increasing by material amounts in excess of budgeted amounts due to unexpected cost overruns, imperfect forecasting, increased scope of activities or other causes;
●	fluctuations in our financial or operating results;
●	our operating losses, anticipated operating and capital expenditures and legal expenses;
●	expectations regarding the issuance of shares of common stock, options or other equity to employees or directors pursuant to equity compensation awards, net of employment taxes;
●	the development and maintenance of our internal information systems and infrastructure;
●	our ability to minimize the likelihood and impact of adverse cybersecurity incidents in our information systems and infrastructure;

●	our need to hire additional personnel and our ability to attract and retain such personnel;
●	existing or emerging regulations and regulatory developments in the United States and other jurisdictions in which we operate;
●	our expectations regarding the appropriate size and scope of our operations;
●	the sufficiency of our cash resources to continue to fund our operations;
●	potential future agreements with third parties in connection with the commercialization of our product candidates;
●	the accuracy of our estimates regarding expenses, loss contingency reserves, capital requirements, and needs for additional financing;
●	assumptions and estimates used for our disclosures regarding stock-based compensation;
●	the expense, timing and outcome of pending or future litigation or other legal proceedings and claims, including U.S. government inquiries; and
●	litigation, claims or other uncertainties that may arise from allegations made against us or our former employees or collaborators.

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

This Annual Report on Form 10-K may also contain statistical data and drug information received from our independent consultants or based on industry publications or other publicly available information. We have not independently verified the accuracy or completeness of the data contained in these sources of data and information. Although we believe that such sources are reliable, we make no representations as to the accuracy or completeness of such data and information. You are cautioned not to give undue weight to such data and information.

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

Our clinical results from earlier-stage clinical trials may not be indicative of future results from later-stage or larger scale clinical trials and do not ensure regulatory approval. You are cautioned that subsequent results may differ materially.

Other than our Phase 3 trials, all of our earlier-stage clinical trials have involved a relatively small number of patients and limited data. Information and results generated from our early-stage studies do not constitute, and should not be interpreted as, evidence of safety or efficacy for simufilam in Alzheimer’s disease. Rigorous evidence for drug safety and efficacy is required for regulatory approval and is derived from one or more large, randomized, placebo-controlled Phase 3 studies. The design and limited size of our early-stage studies may introduce clinical or statistical bias or may generate results that may not fully distinguish between drug effects, if any, placebo effects and random variation. Different methods of statistical analysis on clinical data from the same study may lead to objectively different numerical results. These and other statistical and clinical features of our early-stage clinical studies add complexity or limitations to the scope of data interpretation. In addition, ‘top-line results’ is a summary of the clinical data prior to the completion of a full and final audit or quality-control of the clinical database. We generally communicate top-line results so that our stakeholders have timely access to a summary of a study’s findings prior to us receiving the final dataset. Final data may change from initial top-line data.

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

National Clinical Trial (NCT) is an eight-digit identification number that http://www.ClinicalTrials.gov assigns a clinical study when it is registered with the National Library of Medicine, which is operated by the United States government.

Item 1.    Business

Overview

Cassava Sciences, Inc. is a clinical-stage biotechnology company based in Austin, Texas. Our mission is to detect and treat central nervous system disorders, such as Alzheimer’s disease and Tuberous Sclerosis Complex (TSC)-related epilepsy. Our novel science is based on stabilizing – but not removing – a critical protein in the brain for patients with certain central nervous system disorders, such as Alzheimer’s or TSC. Our lead therapeutic drug candidate, simufilam, was under clinical evaluation for the proposed treatment of Alzheimer’s disease in Phase 3 clinical studies through 2024, when all ongoing clinical trials for simufilam in Alzheimer’s disease were discontinued.

We combine innovative technology with new insights in neurobiology to develop novel solutions targeting Alzheimer’s disease, TSC-related epilepsy, and other central nervous system disorders. Our strategy is to leverage our unique scientific/clinical platform to develop first-in-class programs for treating central nervous system disorders. In addition, we are in the early stages of exploring potential artificial intelligence (“AI”) capabilities and related data analytics to target improvements in productivity and efficiency in our business, enhancements to research and development activities, and advancements in statistical analysis capabilities.

We currently have two biopharmaceutical assets under development:

●	our lead therapeutic product candidate, called simufilam, is a proprietary small molecule oral treatment drug being studied for the treatment of Alzheimer’s disease and TSC-related epilepsy; and
●	our lead investigational diagnostic product candidate, called SavaDx, is a novel biomarker assay being studied for detection of the presence of Alzheimer’s disease from a small sample of blood.

Simufilam was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date.

Simufilam targets a protein called filamin A (FLNA) in the brain of patients with central nervous system disorders, such as Alzheimer’s or TSC. Our and our collaborators' published studies have demonstrated that an altered form of FLNA is linked to neuronal dysfunction, neuronal degeneration and neuroinflammation.  In Alzheimer’s disease, we believe simufilam disrupts amyloid binding to the α7 nicotinic acetylcholine receptor (α7nAChR), which underlies our drug’s primary mechanism of action in Alzheimer’s disease. Published pre-clinical studies further show that overexpression of FLNA in patients with TSC may be associated with epileptic seizure activity. On February 26, 2025, we entered into a License Agreement (the “License Agreement”) with Yale to support our development and commercialization efforts for simufilam for the treatment of TSC-related epilepsy.

We solely own patents covering the composition of matter of our drug simufilam in the United States, Europe, Australia, Israel and Canada. We solely own patents covering certain methods of use of our drug simufilam in the United States, Europe and Japan. We solely own pending patent applications that cover diagnostic assets for simufilam in the United States, Europe, Japan, China, Canada, and Australia. We solely own pending patent applications that cover other diagnostic assets in the United States, Europe, Japan, China and Canada. We have no obligation to pay any royalty to any third party in connection with any of the foregoing described patents and patent applications. In the United States, our patent protection with respect to simufilam, its solid forms, and uses of simufilam for Alzheimer’s disease and other neurodegenerative diseases includes nine issued United States patents, with terms expiring on dates ranging from 2029 to 2040, subject to any patent extensions that may be available for such patents. Corresponding foreign filings have been made for each of the Unites States filings.

About Alzheimer’s Disease

Alzheimer’s disease is a degenerative disease of the brain that affects cognition, function and behavior. Over time, a patient’s cognition and health functions decline as the disease takes its toll. With disease progression, patients move from mild to moderate to, eventually, severe Alzheimer’s disease. Cognitive decline becomes more pronounced, and presumably more difficult to treat, in advanced stages of the disease.

An estimated 6.9 million Americans age 65 and older were living with Alzheimer's dementia in 2024, according to the Alzheimer’s Association. According to the same source, in 2011, the largest ever demographic generation of the American population — the baby-boom generation — started reaching age 65. By 2030, the segment of the U.S. population age 65 and older will have grown substantially, and the projected 74 million older Americans will make up over 20% of the total population. Because age is a well-known risk factor for Alzheimer’s dementia, new cases of Alzheimer’s dementia are expected to climb with the growth in the number of elderly Americans.

Clinical Trials in Alzheimer’s Disease (Discontinued)

We have conducted two randomized placebo-controlled Phase 3 clinical trials of oral simufilam in patients with mild-to-moderate Alzheimer’s disease. Our first Phase 3 study, called RETHINK-ALZ, was designed to evaluate the safety and efficacy of simufilam 100 mg tablets versus placebo over 52 weeks (NCT04994483). Our second Phase 3 study, called REFOCUS-ALZ, was designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg tablets versus placebo over 76 weeks (NCT05026177).

On November 25, 2024, we announced that the top-line results from the Phase 3 RETHINK-ALZ study of simufilam in mild-to-moderate Alzheimer's disease did not meet each of the pre-specified co-primary, secondary and exploratory biomarker endpoints. The co-primary endpoints were the change in cognition and function from baseline to the end of the double-blind treatment period at week 52, assessed by the ADAS-COG12 and ADCS-ADL scales, comparing simufilam to placebo. Simufilam continued to demonstrate an overall favorable safety profile.

In light of the top-line results from the Phase 3 RETHINK-ALZ study, the Company also outlined its plan to discontinue the Phase 3 REFOCUS-ALZ study and Open Label Extension study and to analyze the complete 52-week dataset from the REFOCUS-ALZ study, along with a large portion of 76-week data. The Company expects to complete these efforts and plans to release top-line REFOCUS-ALZ results late first-quarter/early second-quarter 2025.

All statistical analyses for the REFOCUS-ALZ Phase 3 study data are being performed by independent biostatisticians at Pentara Corporation. Importantly, the database for each Phase 3 study was or will be unblinded and sent directly from the clinical research organization to the biostatisticians at Pentara. Pentara notifies us when their top-line statistical analyses have been completed. Cassava has no access to the unblinded data until after Pentara has performed its statistical analyses. Similarly, plasma samples have been provided directly to an independent, accredited commercial laboratory to perform analyses of these samples under blinded conditions.

Following the release of the topline REFOCUS-ALZ results, the Company intends to evaluate the results and determine the next steps for the future advancement, if any, of its Alzheimer’s program.

About Tuberous Sclerosis Complex (TSC)

TSC is a genetic disorder that results from a mutation in the TSC1 or TSC2 genes. According to the Tuberous Sclerosis Alliance (TSCA), TSC is estimated to affect around 1 in 6,000 live births with approximately 50,000 people affected in the United States and more than one million worldwide. Clinical symptoms of TSC are variable and can impact organ systems with non-malignant tumors developing in brain, eyes, heart, kidney, skin and lungs. Interrelated neuropsychiatric manifestations of TSC such as intellectual disability, autism spectrum disorder, anxiety, aggression, attention deficit hyperactivity disorder, and sleep disturbance can significantly impact quality of life. Epilepsy is common in TSC, occurring in 84% of patients registered in the TSC Alliance Natural History Database with onset often occurring in their first year of life. Approximately 60 percent of TSC patients suffer from treatment-resistant seizures despite use of multiple anti-seizure medications. TSC-related epilepsy is associated with poor outcomes and increases the risk of cognitive deficits.

Exploratory Preclinical Studies with Simufilam in Tuberous Sclerosis Complex (TSC)

Preclinical research conducted at Yale indicate that simufilam (then PTI-125) may be effective in reducing TSC-related seizure activity. A study conducted by Angelique Bordey, PhD, at Yale and published in the peer-reviewed journal Neuron found overexpression of FLNA in brain tissue from TSC patients. The paper, MEK-ERK1/2-Dependent FLNA Overexpression Promotes Abnormal Dendritic Patterning in Tuberous Sclerosis Independent of mTOR (Neuron. 2014 Oct 1. PMID: 25277454), was co-authored by Zhang L, Bartley CM, Gong X, Hsieh LS, Lin TV and Feliciano DM.  A later study conducted by Dr. Bordey and published in the peer-reviewed journal Science Translational Medicine in 2020 likewise found elevated FLNA in brains of a related mouse model. That study further demonstrated that simufilam treatment in the mouse model reduced the number of seizing mice and reduced seizure frequency. This 2020 paper, Filamin A Inhibition Reduces Seizure Activity in a Mouse Model of Focal Cortical Malformations (Sci Transl Med. 2020 Feb 19. PMID: 32076941), was co-authored by Zhang L, Huang T, Teaw S, Nguyen LH, Hsieh LS, Gong X, and Lindsay Burns, a former employee of the Company. While these data are promising, understanding their true significance requires additional exploration.

We intend to conduct exploratory preclinical studies in collaboration with the TSCA to better understand simufilam’s potential as a treatment for TSC-related seizures. Based on the results of these studies, considered together with Dr. Bordey’s work, the Company will assess whether sufficient support exists for an Investigational New Drug (IND) application in respect of a proof-of-concept open-label clinical trial for simufilam in TSC-related epilepsy.

License Agreement with Yale

On February 26, 2025, we entered into the License Agreement with Yale pursuant to which we were granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of TSC-related epilepsy and other potential indications. Pursuant to the License Agreement, we have agreed to use reasonable commercial efforts to implement a plan that it has designed for such development and commercialization.

In exchange for the rights acquired pursuant to the License Agreement, we agreed to pay Yale (i) a nominal upfront license fee, (ii) payments upon the achievement of specified clinical, regulatory and commercial milestones, totaling up to $4.5 million and (iii) upon transfer to a third party of a regulatory priority review voucher, if issued,  a low-to-mid double digit percentage of any consideration received for such transfer. We also agreed to pay Yale tiered royalties, ranging from a low- to mid- single digit percentage, on aggregate net sales of licensed products, subject to tiered minimum annual royalty payments ranging from the low- to mid- hundreds of thousands of dollars.

Unless earlier terminated, the License Agreement will continue on a country-by-country basis until the later of (i) the date on which the last valid claim of the license patents expires or otherwise lapses, (ii) the end of any government or regulatory exclusivity period, and (iii) 10 years following the date of first sale of licensed product in such country. We may terminate the License Agreement: (i) at our option, upon specified advance notice to Yale and (ii) if Yale commits a material breach of the License Agreement that is not cured within a specified timeframe.  Yale may terminate the License Agreement under specified circumstances, including if we (i) fail to make any payment due under the License Agreement and fail to cure such non-payment within a specified timeframe, (ii) commit a breach of the License Agreement that is not cured within a specified timeframe, (iii) default on a material obligation to any creditor, unless cured within a specified timeframe, (iv) fail to obtain or maintain insurance required by the License Agreement, (v) bring or assist a patent challenge against Yale (or if a sublicensee does so). In addition, the License Agreement will terminate automatically upon the occurrence of certain bankruptcy and insolvency events involving us.

The License Agreement includes customary confidentiality, reporting and inspection, and indemnification provisions.

Risk is Fundamental to the Drug Development Process

We are in the business of new drug discovery and development. Our research and development activities are long, complex, costly and involve a high degree of risk. Holders of our common stock should carefully read this Annual Report in its entirety, including “Item 1A. Risk Factors”. Because risk is fundamental to the process of drug discovery and development, you are cautioned to not invest in our securities unless you are prepared to sustain a total loss of the money you have invested.

Our Scientific Approach is Different

Our scientific approach is to treat central nervous system diseases by targeting a scaffolding protein called FLNA. Through years of basic research, we and our academic collaborators identified FLNA as a promising target for drug development in Alzheimer’s disease and, more recently, with respect to TSC-related epilepsy.

Research that we sponsored has identified a family of high-affinity, small molecules to target FLNA as a means of potentially treating central nervous system disorders, including Alzheimer’s disease and TSC-related epilepsy. This family of small molecules, including simufilam, our lead small molecule (oral) therapeutic product candidate, was designed in-house and characterized by our academic collaborators.

Our science is based on targeting a critical protein in the brain

Proteins are essential for cell function because they participate in virtually every biological process. If protein function is impaired, the health consequences can be devastating. When disease changes the shape and/or function of critical proteins, multiple downstream processes can be impaired. Restoring shape and/or function is a well-accepted therapeutic strategy in clinical medicine.

FLNA is a scaffolding protein found in the brain. A healthy scaffolding protein brings multiple proteins together, coordinating their interaction. Our product candidate, simufilam, targets FLNA and attempts to prevent abnormal functioning of this critical protein in diseases such as Alzheimer’s disease and TSC.

We believe simufilam impedes downstream toxic effects of altered or overexpressed FLNA.

In Alzheimer’s disease, this drug effect aims to restore the normal function of key brain receptors, including: the alpha-7 nicotinic acetylcholine receptor (α7nAChR); the N-methyl-D-aspartate (NMDA) receptor; and the insulin receptor. These receptors have pivotal roles in brain cell survival, cognition and memory. By seeking to restore function to multiple receptors, our approach has potential to slow the progression of Alzheimer’s disease in patients.

We also believe simufilam may present an opportunity to potentially reduce seizures in patients with TSC. In TSC, preclinical studies in a mouse model indicate that simufilam reduces seizure activity in a manner similar to normalizing FLNA levels, but without actually lowering the level of FLNA.

Publication Confirming Mechanism of Action of Simufilam in Alzhieimer's disease

In September 2023, we announced the publication of confirmatory research with respect to the proposed mechanism of action of simufilam in Alzheimer’s disease. Researchers at the Cochin Institute (Paris, France) used a precise cell-based assay based on TR-FRET to show that simufilam interrupts amyloid binding to the α7 nicotinic acetylcholine receptor (α7nAChR). We believe disruption of amyloid binding to α7nAChR underlies simufilam’s primary mechanism of action in Alzheimer’s disease. The research paper was co-authored by Hoau-Yan Wang and Zhe Pei of the City University of New York, Erika Cecon, Julie Dam and Ralf Jockers of the Institut Cochin, and Lindsay Burns, a former employee of Cassava Sciences, and appeared in a special issue of International Journal of Molecular Sciences, a peer-reviewed journal.

Experiment conducted by Erika Cecon, Université Paris Cité, Institut Cochin in an assay she developed: Cecon et al 2019; Br J Pharmacol; 176:3475-3488. Data shown are means of pooled data from 4 separate experiments ±SEM. Although Dr. Hoau-Yan Wang is listed as a co-author on the research paper, City University of New York and Dr. Wang had no involvement in the underlying research activities performed by Institut Cochin and Dr. Cecon. See “—2024 Non-Product Development Business Developments—Indictment of Hoau-Yan Wang.”

Publication Showing Simufilam Suppresses Overactive mTOR

Recent data suggest that there also may be a beneficial impact of simufilam on mTOR signaling.

In June 2023, we announced the publication of research that showed the effects of simufilam on the mechanistic Target of Rapamycin (mTOR). Scientific literature shows overactive mTOR plays a key role in aging, Alzheimer’s disease and other conditions. When functioning normally, mTOR monitors cellular needs and is activated by insulin. The research shows mTOR is overactive in lymphocytes isolated from blood collected from Alzheimer's patients versus healthy controls. After oral administration of simufilam 100 mg twice daily to Alzheimer's patients for 28 days, lymphocytes showed normalized mTOR activity and restored sensitivity to insulin.

These data suggest a meaningful impact of simufilam on mTOR signaling. The suppression of overactive mTOR signaling and its improved responsiveness to insulin represents a mechanistic benefit of simufilam beyond the disruption of pathogenic signaling pathways of soluble amyloid. These improvements in mTOR signaling may also result from reversing an altered conformation of FLNA, allowing FLNA to dissociate from the insulin receptor when insulin binds and initiates signaling. This mTOR research paper was co-authored by Hoau-Yan Wang, Zhe Pei and Kuo-Chieh Lee of the City University of New York, Boris Nikolov, Tamara Doehner and John Puente, who were investigators in the clinical trial protocols, and Lindsay Burns, a former employee of Cassava Sciences. This research paper appeared in Frontiers in Aging, a peer-reviewed journal, which has issued an “Expression of Concern” noting that concerns have been raised by third parties alleging manipulation of certain images included in the paper. See “—2024 Non-Product Development Business Developments—Indictment of Hoau-Yan Wang.”

Simufilam Drug Development

Unless otherwise noted, all clinical data presented is statistically non-significant at a standard probability level of p<0.05.

IND submission to FDA, Drug Safety in Early Clinical Studies

For over a decade, we conducted basic research, in vitro studies and preclinical studies in support of a successful Investigational New Drug (IND) submission to the Food and Drug Administration (FDA) for simufilam, including requisite studies around safety pharmacology, toxicology, genotoxicity and bioanalytical methods. In 2017 we filed an IND with FDA for simufilam for Alzheimer’s disease.

Following FDA acceptance of our IND in 2017, we investigated the safety, dosing and pharmacokinetic profile of simufilam in healthy human volunteers. The design of our first-in-human Phase 1 study was based on regulatory feedback, clinical and scientific rationale and observations from previously conducted preclinical and in vitro studies. In this Phase 1 study, simufilam was evaluated in 24 healthy human volunteers (18 simufilam, 6 placebo) in a single site in the U.S. for safety, tolerability and pharmacokinetics. Study subjects were administered a single oral dose of 50, 100 or 200 mg of simufilam or placebo. Drug appeared safe and well-tolerated. Importantly, simufilam showed no treatment-related adverse effects and no dose-limiting safety findings. Pharmacokinetic measurements demonstrated that simufilam, a small molecule, was rapidly absorbed. Dose-proportionality was observed over the full dose range of 50 to 200 mg.

24-Month Clinical Safety Study

In March 2020, we initiated a Phase 2 clinical safety study of simufilam in patients with Alzheimer’s disease (NCT04388254). This study was funded in part by a research grant award from NIH. This study was designed to evaluate the long-term clinical safety and tolerability of simufilam in patients with Alzheimer’s disease over 24 months. The study included a pre-specified exploratory efficacy endpoint of mean change in ADAS-Cog11 scores, a cognitive scale widely used in Alzheimer’s clinical research. This study enrolled over 200 patients with mild-to-moderate Alzheimer’s disease (Mini-Mental State Examination (MMSE) 16-26) who were recruited from 16 U.S. clinical sites. Severity of disease was assessed by the MMSE score of enrolled patients, with mild patients having an MMSE score of 21-26 and moderate patients having an MMSE score of 16-20.

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

Study Results for the 12-month, Open-label Treatment Phase

In January 2023, we announced top-line results for the 12-month, open-label treatment phase of the safety study.

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

Exploratory Efficacy Endpoint Data – The table below provides a high-level summary of the pre-specified, exploratory efficacy endpoints data.

Simufilam 100 mg BID N= 216
Exploratory Endpoint Data*	Baseline (Study Entry)	Month 12
ADAS-COG11 (±SD)	19.1 (±9.2)	19.6 (±13.3)
MMSE (±SD)	21.5 (±3.6 )	20.2 (±6.4)
NPI10 (±SD)	3.2 (±4.6 )	2.9 (±4.6 )
GDS (±SD)	1.8 (±1.8)	1.4 (±1.9 )

*Full Analysis Set Population (N=216)

BID = twice daily

ADAS-COG11 = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale (a lower number represents less cognitive impairment)

MMSE = The Mini-Mental State Examination (a higher score indicates better cognitive function)

NPI10 = The Neuropsychiatric Inventory scale, which assesses dementia-related behavior (a lower score indicated higher quality of life)

GDS = The Geriatric Depression Scale (a lower score signifies lesser severity of depressive symptoms)

Study Results for the 6-month, Randomized Withdrawal Study Phase ("Cognition Maintenance Study")

In May 2021, we initiated the randomized, withdrawal phase of the 24-month safety study, which has been previously referred to as the ‘Cognition Maintenance Study' or CMS. The CMS utilized a randomized, withdrawal study design. The International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH) explains that in a randomized withdrawal study, “subjects receiving a test treatment for a specified time are randomly assigned to continued treatment with the test treatment or to placebo (i.e., withdrawal of active therapy) … Any difference that emerges between the group receiving continued treatment and the group randomized to placebo would demonstrate the effect of the active treatment.”

The design of the randomized, withdrawal phase of the study was intended to provide an exploratory evaluation of simufilam’s effects on cognition and health outcomes in Alzheimer’s patients who continue with drug treatment versus patients who discontinue drug treatment. This was a double-blind, randomized, placebo-controlled study of simufilam in patients with mild-to-moderate Alzheimer’s disease. Study patients were randomized (1:1) to simufilam or placebo for six months. To enroll in the CMS, patients must have previously completed 12 months or more of open-label treatment with simufilam. Final enrollment was 157 patients.

Design of the Randomized Withdrawal Phase (CMS)

Upon randomization into the withdrawal phase, mean baseline MMSE scores were 20.2 and 19.4 for the simufilam and placebo arms, respectively. Mean baseline ADAS-Cog scores were 19.3 and 21.9 for the simufilam and placebo arms, respectively.

Safety Data – Simufilam 100 mg tablets twice daily appeared safe and well tolerated in the 6-month, randomized withdrawal phase of the 24-month safety study.

Top-line Results – The table below provides a high-level summary of the exploratory efficacy endpoints data for the 6-month, randomized withdrawal phase of the 24-month safety study.

Exploratory Endpoint Data N=155*	Simufilam 100 mg BID N= 78	Placebo BID N= 77
Not statistically significant
6-Month Change in (±SE) LS Mean ADAS-COG11 score**	+0.92 (±0.545)	+1.49 (±0.561)
*Full Analysis Set Population **Increase represents decline in cognition BID = twice daily ADAS-COG11 = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale

Study Results for the 24-Month Safety Study

Safety Data – Oral simufilam 100 mg tablets twice daily appeared safe and well tolerated in this study. There were no drug-related serious adverse events. The most common treatment-emergent adverse events (TEAEs) were Covid-19 and urinary tract infection.

Top-line Results – The table below provides a high-level summary of the exploratory efficacy endpoints data for the 24-month safety study.

Exploratory Endpoint Data	Simufilam 100 mg BID Continuously for 24-Mos. Mild Patients (N= 47) Moderate Patients (N=32)	Simufilam 100 mg BID Non-continuously* for 24-Mos. Mild Patients (N= 40) Moderate Patients (N=35)
Not statistically significant
Mild Patients -- Average Change in ADAS-COG11 score, Baseline to Month 24 (±SE)**	+0.07 (±1.51)	+1.04 (±1.65)
Moderate Patients -- Average Change in ADAS-COG11 score, Baseline to Month 24 (±SE)**	+11.05 (±1.91)	+14.26 (±1.79)

BID = twice daily

* Non-continuous treatment = one year on open-label simufilam, six months on placebo, and six months on open-label simufilam

** Increase represents decline in cognition

ADAS-COG11 = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale

Mild Patients = MMSE 21-26 (N=87), with ten exceptions (MMSE>26) due to prior participation or evidence of Alzheimer’s disease pathology

Moderate = MMSE 16-20 (N=67), with one patient who entered with MMSE 15

Phase 2b Clinical Study

In September 2020, we reported final results of a 28-day, approximately 60-patient, randomized, double-blind, placebo-controlled, multiple dose Phase 2b clinical trial of simufilam for the treatment of Alzheimer’s disease (the “Phase 2b Study”). See “Item 1A. Risk Factors—The validity of aspects of the Company’s Phase 2b Study has been called into question” in this Annual Report on Form 10-K.

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

These SPA agreements document that FDA has reviewed and agreed upon the key design features of our Phase 3 study protocols of simufilam for the treatment of patients with Alzheimer’s disease. In particular, an SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of overall protocol design (e.g., entry criteria, dose selection, endpoints, etc.). SPA agreements provide confidence that based on the applicable protocols, the covered Phase 3 studies of simufilam in Alzheimer’s disease could potentially be considered adequate and well-controlled studies in support of a future regulatory submission and marketing application.

With the failure of RETHINK-ALZ to meet its prespecified co-primary endpoints and our decision to terminate REFOCUS-ALZ early, as announced on November 25, 2024, the SPAs for our Phase 3 clinical trials may no longer apply.

In Fall 2021, we announced initiation of these two Phase 3 studies of simufilam in mild-to-moderate Alzheimer’s disease.

Our Phase 3 program consisted of two large, double-blind, randomized, placebo-controlled studies of simufilam in patients with mild-to-moderate Alzheimer’s disease. Both studies were designed to measure changes in cognition and function during their treatment period. Key aspects of this clinical program are summarized below.

Premier Research International is the CRO that supported the conduct of our Phase 3 clinical program. Our Phase 3 clinical sites were located in the United States, Canada, Puerto Rico, Australia, and South Korea.

All statistical analyses for the REFOCUS-ALZ Phase 3 study will be performed by independent biostatisticians at Pentara Corporation. Importantly, the unblinded database for each Phase 3 study will be sent directly from the clinical research organization to the biostatisticians at Pentara. Pentara will notify us when their top-line statistical analyses have been completed. Cassava will have no access to the unblinded data until after Pentara has performed its statistical analyses. Similarly, plasma samples are being provided directly to an independent, accredited commercial laboratory, which will perform analyses of these samples under blinded conditions.

Summary of Our Phase 3 Clinical Program (Now Discontinued)

RETHINK-ALZ and REFOCUS-ALZ

In November 2023, we announced the completion of patient enrollment in both Phase 3 studies. A total of approximately 1,900 patients were randomized into these studies. Approximately 70% of randomized patients entered our Phase 3 studies with mild Alzheimer’s disease (MMSE 20 to 27).

The first Phase 3 study, called RETHINK-ALZ, was designed to evaluate the safety and efficacy of oral simufilam 100 mg over 52 weeks (NCT04994483). Details of the RETHINK-ALZ Phase 3 study include:

►	Approximately 800 patients were randomized into this study.
►	Patients were randomized (1:1) to simufilam 100 mg tablets or matching placebo twice daily.
►	Patients were treated for 52 weeks.
►

Co-primary efficacy endpoints were change from baseline in the ADAS-Cog12, a cognitive scale, and the ADCS-ADL, a functional scale, each of which is a standard psychometric assessment tool in trials of Alzheimer’s disease.

►	A secondary efficacy endpoint was change from baseline in the iADRS, which is an integrated tool that combines scores from the ADAS-Cog12 and the ADCS-ADL.
►

Other secondary endpoints included change from baseline in:

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

● the Zarit Burden Interview (ZBI), which is a study partner questionnaire designed to assess the stress or burden experienced by caregivers.

►	Secondary endpoints also included a plasma biomarker sub-study involving a limited number of patients and research sites, which assesses change from baseline in plasma biomarkers of Alzheimer’s Disease pathology, neurodegeneration and neuroinflammation (p-Tau217, neurofilament light chain, known as NfL, glial fibrillary acidic protein, known as GFAP, and Total Tau).
►	No interim analyses on efficacy were conducted.

Our second Phase 3 study, called REFOCUS-ALZ, was designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg over 76 weeks (NCT05026177). Details of the REFOCUS-ALZ Phase 3 study include:

►	Approximately 1,100 patients were randomized into this study.
►	Patients were randomized (1:1:1) to simufilam 100 mg tablets, 50 mg tablets, or matching placebo twice daily.
►	Patients that completed the trial prior to its early termination were treated for 76 weeks.
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

● cerebrospinal fluid (CSF) biomarkers of Alzheimer’s Disease pathology, neurodegeneration and neuroinflammation;

● brain volume—hippocampus, ventricles and whole brain—via magnetic resonance imaging (MRI); and

● amyloid and tau deposition in the brain via positron emission topography (PET) imaging

►	No interim analyses on efficacy were conducted.

Phase 3 Entry Criteria

For our Phase 3 clinical studies, eligibility criteria were the requirements that patients were required to meet to be included in a study. These requirements help make sure that study participants are substantially and closely matched as a group in terms of specific factors such as age, disease or stage of disease, general health, and other key factors. Eligibility criteria can consist of inclusion criteria, which are required for a person to participate in the study, or exclusion criteria, which prevent a person from participating. Certain eligibility criteria are summarized below.

Use of Plasma Phosphorylated-tau181 (p‐tau181)

We believe plasma p‐tau181 is a biomarker qualifier of Alzheimer’s neuropathology. RETHINK-ALZ and REFOCUS-ALZ Phase 3 studies used a ‘research use only’, non-safety related exploratory p-tau181 plasma assay to qualify mild-to-moderate Alzheimer’s patients. The plasma assay used did not rely on age, APOE-gene status or complex algorithms to provide a result. P-Tau181 testing was performed by an independent commercial laboratory.

Data and Safety Monitoring Board (DSMB)

In September 2024, we announced that a third routine, scheduled meeting of a DSMB recommended that both of our Phase 3 studies continue as planned, without modification. This was consistent with DSMB meeting findings in March 2024 and September 2023. The DSMB reviewed only patient safety. It did not assess drug efficacy.

Interim MRI Safety Data

In October 2023, we announced that interim magnetic resonance imaging (MRI) brain data from Alzheimer’s patients who were enrolled in REFOCUS-ALZ suggested that simufilam is not associated with treatment-emergent amyloid-related imaging abnormalities, or ARIA.

ARIA describes a spectrum of brain MRI imaging abnormalities, such as brain swelling and brain bleeds. ARIA is a known risk factor for Alzheimer’s patients taking the class of drugs known as monoclonal antibodies directed against amyloid. In contrast to that class of drugs, simufilam is a small-molecule (oral) drug candidate.

The safety findings were based on an independent, interim neuroradiological evaluation of brain MRIs taken at week 40 in a blinded sub-study of 180 Alzheimer’s patients enrolled in REFOCUS-ALZ. Final MRI data is expected at the conclusion of this Phase 3 study.

Statistical Analysis Plan for RETHINK-ALZ

A statistical analysis plan (SAP) is a formal document defining the detailed analysis to be undertaken by our independent biostatisticians as to efficacy data collected in the trial. An SAP includes in-depth technical details and descriptions on the clinical trial analyses, the statistical methods and models to be used, the populations to be analyzed, the data variables to be analyzed, how to account for missing data, descriptions of covariates to be included in the statistical model, and other statistical factors, all of which have been prospectively defined, documented and finalized prior to unblinding of any efficacy outcomes.

In July 2024, we submitted to FDA for review an SAP for RETHINK-ALZ. Comments received from the agency were incorporated into the final SAP for RETHINK-ALZ.

RETHINK-ALZ Top-line Clinical Results

On November 25, 2024, we announced that the top-line results from the Phase 3 RETHINK-ALZ study of simufilam in mild-to-moderate Alzheimer’s disease did not meet each of the pre-specified co-primary, secondary and exploratory biomarker endpoints. The co-primary endpoints were the change in cognition and function from baseline to the end of the double-blind treatment period at week 52, assessed by the ADAS-COG12 and ADCS-ADL scales, comparing simufilam to placebo. Simufilam continued to demonstrate an overall favorable safety profile.

The table below provides a high-level summary of the co-primary endpoints data. Topline analysis of the mild and moderate sub-groups, likewise, did not demonstrate statistical significance at week 52.

Co-Primary Endpoint Data*	Simufilam 100 mg BID N= 403	Placebo BID N=401	Delta	P-value
Co-Primary Endpoints LS means change from baseline to the end of the double-blind treatment period
ADAS-COG12 (±SE)	2.8 (± 0.36)	3.2 (± 0.36)	-0.39 (± 0.50)	P=0.43
ADCS-ADL (±SE)	-3.3 (± 0.44)	-3.8 (± 0.44)	0.51 (± 0.61)	P=0.40

*Based on the intent-to-treat population

BID = twice daily

ADAS-COG12 = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale (a lower number represents less cognitive impairment)

ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living (a higher number represents less functional impairment)

The table below provides a high-level summary of the patient demographic and safety data. Simufilam continued to demonstrate an overall favorable safety profile.

Metrics for Simufilam and Placebo	Simufilam 100 mg BID	Placebo BID
Baseline*
Age, mean (SD), in years	73.7 ± 7.9	74.3± 7.6
Sex, n (%) female	225 (55.8%)	222 (55.4%)
MMSE Score (No.%,)
21-27	244 (60.5%)	250 (62.3%)
16-20	155 (38.5%)	146 (36.4%)
Race/Ethnicity
White	366 (90.8%)	376 (93.8%)
Black	20 (5.0%)	18 (4.5%)
Asian	8 (2.0%)	2 (0.5%)
Other	9 (2.2%)	5 (1.0%)
Safety**
Any Adverse Event (AE)	284 (71.2%)	269 (67.6%)
Serious AEs	52 (13.0%)	36 (9.0%)
Death	1 (0.3%)	3 (0.8%)
AEs leading to discontinuation from the study	26 (6.5%)	17 (4.3%)
Most Frequent AEs
1: COVID-19	32 (8.0%)	36 (9.0%)
2: Urinary Tract Infection	31 (7.8%)	29 (7.3%)
3: Fall	30 (7.5%)	30 (7.5%)
4: Dizziness	21 (5.3%)	1 (0.3%)
5: Headache	18 (4.5%)	11 (2.8%)
*Based on the intent-to-treat population **Based on the safety population BID = twice daily AD = Alzheimer’s disease MMSE = Mini-Mental State Examination

We will continue to review all of the data from the study and evaluate next steps. We plan to share the detailed results at a future medical meeting.

REFOCUS-ALZ study status

In light of the failure of RETHINNK-ALZ to meet its prespecified co-primary endpoints, we discontinued the Phase 3 REFOCUS-ALZ study. We intend to analyze the complete 52-week dataset from the REFOCUS-ALZ study, along with a large portion of 76-week data. We have finalized the SAP for REFOCUS-ALZ and expect to release top-line REFOCUS-ALZ results late first-quarter/early second-quarter 2025.

Following the release of the topline REFOCUS-ALZ results, the Company intends to evaluate the results and determine the next steps for the future advancement, if any, of its Alzheimer’s program.

Discontinuation of Open-Label Extension Studies

In October 2022, we announced the initiation of an open-label extension study for our Phase 3 program. This study was designed to provide no-cost access to oral simufilam for up to one year to Alzheimer’s patients who had successfully completed a Phase 3 study of simufilam and who met other entry criteria and to generate additional long-term clinical safety data for oral simufilam 100 mg twice daily over 52 weeks. In July 2024, we announced our intention to extend the Phase 3 open-label extension trial as well as an ongoing open-label extension trial for patients in the Company’s Phase 2 clinical programs, in each case by up to an additional 36 months. Following the announcement of RETHINK-ALZ top-line results in November 2024, the Company discontinued the Open Label Extension study and all efforts to initiate additional open-label extension trials.

Simufilam Drug Supply

We have a drug supply agreement with Evonik Industries AG for simufilam. Under the agreement, Evonik supplies and is expected to continue to supply us with clinical-grade quantities of simufilam. Evonik is one of the world’s largest contract development and manufacturing organizations for pharmaceutical ingredients. Other vendors supply excipients, the finished dosage form (i.e., simufilam tablets), drug packaging, package labeling and other critical components of the supply chain for drug supply that can be used for clinical studies.

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

The regulatory pathway for SavaDx may eventually include formal analytical validation studies and clinical studies that support evidence of sensitivity, specificity and other variables in various healthy and diseased patient populations. We have not conducted such studies and do not expect to conduct such studies in 2025.

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

A fourth blinded study of SavaDx failed to generate meaningful diagnostic data. We believe the fourth study may have deployed a faulty research antibody sourced from an outside vendor. Commercially available research antibodies can present certain technical flaws, such as improper validation, significant batch-to-batch variations or inconsistent storage, any of which can jeopardize results of studies and experiments.

We currently have no issued patents in the United States or elsewhere with respect to SavaDx.

Expansion of Our Science to Other Indications

We may leverage our scientific insights in neurodegeneration and neuroinflammation and advanced tools in molecular biology, biochemistry, and imaging to expand our science to other diseases, initially focusing on central nervous system disorders. New indications and new drug development approaches may complement or supersede our initial focus on Alzheimer’s disease.

We intend to conduct exploratory preclinical studies in collaboration with the TSCA to better understand simufilam’s potential as a treatment for TSC-related seizures. Based on the results of such additional studies, considered together with pre-clinical academic research, the Company will assess whether there is support for an IND application in respect of a proof-of-concept open-label clinical trial for simufilam in TSC-related epilepsy.

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

Simufilam was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date. SavaDx is being developed in-house with outside collaborators. We solely own patents covering the composition of matter of our drug simufilam in the United States, Europe, Australia, Israel and Canada. We solely own patents covering certain methods of use of our drug simufilam in the United States, Europe and Japan. We solely own pending patent applications that cover diagnostic assets for simufilam in the United States, Europe, Japan, China, Canada, and Australia. We solely own pending patent applications that cover other diagnostic assets in the United States, Europe, Japan, China and Canada. We have no obligation to pay any royalty to any third party in connection with any of the foregoing described patents and patent applications. In the United States, our patent protection with respect to simufilam, its solid forms, and uses of simufilam for Alzheimer’s disease and other neurodegenerative diseases includes nine issued United States patents, with terms expiring on dates ranging from 2029 to 2040, subject to any patent extensions that may be available for such patents. Corresponding foreign filings have been made for each of the United States filings. We may also pursue additional intellectual property protections in other jurisdictions or in connection with any potential expansion into other indications, including other central nervous system disorders, such as TSC-related epilepsy, in each case, in light of the Company’s overall strategic development plans.

On February 26, 2025, we entered into the License Agreement with Yale pursuant to which we were granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of TSC-related epilepsy and other potential indications.

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

Our management team is further supported by scientific advisors who are leading experts in the field and share our commitment to advancing new treatments for central nervous system disorders.

Our Strategy

Our goal is to develop product candidates to diagnose and/or treat central nervous system disorders, such as Alzheimer’s disease and TSC-related epilepsy. Key elements of our business strategy to achieve this mission include:

●	building a lean company that is narrowly focused on developing innovative product candidates for central nervous system disorders such as Alzheimer’s disease and TSC-related epilepsy;
●	publishing scientific data in peer-reviewed journals;
●	applying development capabilities to advance our product candidates through clinical proof-of-concept studies and beyond;
●	using our expertise and experience to continue to focus on discovering new indications and product candidates, validated by experimental evidence and leading experts in the field; and
●	continuing to outsource preclinical studies, clinical studies and formulation development activities in order to allow more efficient deployment of our resources

We also conduct basic research and development in collaboration with academic and other partners. Our research and development expenses were $69.6 million, $89.4 million and $68.0 million for the year ended December 31, 2024, 2023 and 2022, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our research and development activities.

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

Many of our competitors have significantly greater financial resources, an established presence in the market, as well as expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing-approved products. These competitors compete with us in recruiting and retaining qualified scientific and technical personnel, establishing clinical study sites and patient registration for clinical studies, as well as in acquiring or developing technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, significant financial backing from large investors and/or access to intellectual property from large established companies.

The key competitive factors affecting the success of simufilam, and any other product candidates that we develop, if approved, are likely to be efficacy, safety, convenience, price, level of generic competition, patient and physician acceptance and availability of reimbursement from government and other third-party payors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than products that we may develop.

Alzheimer's disease

Our competitors may develop and obtain FDA approval for their products more rapidly than we do. For example,with respect to Alzheimer’s disease, the FDA approved Eli Lilly's Kisunla (donanemab-azbt) in July 2024. The FDA also approved Biogen’s aducanumab (human monoclonal antibody) for the treatment of Alzheimer’s disease using an accelerated approval pathway, although its development and commercialization was subsequently discontinued by Biogen in January 2024. In January 2023, lecanemab (humanized version of a mouse monoclonal antibody, marketed as Leqembi®), which is a proprietary drug of Eisai R&D Management Co., Ltd. and Biogen, Inc., received marketing approval from the FDA for the treatment of Alzheimer’s disease using an accelerated approval pathway and in July 2023, the FDA granted lecanemab full approval for the treatment of Alzheimer’s disease. Each of the foregoing drugs is currently delivered by infusion.

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

TSC-related seizures

With respect to TSC-related epilepsy, two pharmacological treatment categories are approved for this patient population. The first category is Traditional Anti-seizure Medications (ASMs), which include the standard of care (SOC) Vigabatrin, and options such as Levetiracetam, Valproate, and Clobazam. Most ASMs require patients to enroll in the Risk Evaluation and Mitigation Strategy (REMS) program due to a high rate of safety concerns, raising questions about their overall risk-benefit profile.

The second category is Disease-Specific ASMs, which are treatments indicated specifically for TSC-related epilepsy. Currently, there are two approved treatments for seizures associated with TSC: Afinitor Disperz (everolimus tablets for oral suspension) and Epidiolex (cannabidiol), both of which offer unique advantages and notable challenges. Everolimus, an mTOR inhibitor, is the only FDA-approved treatment that directly targets the underlying pathophysiology of TSC. While clinical trials have demonstrated its efficacy in reducing seizure frequency in patients with TSC-related epilepsy, it is not effective for all patients, underscoring the need for novel therapeutic approaches. Epidiolex has also been an important addition to the treatment landscape for TSC-related epilepsy, with clinical trials showing a significant reduction in seizure frequency. However, approximately one in four patients with hard-to-treat or refractory epilepsy were found to discontinue Epidiolex shortly after starting treatment, primarily due to side effects or lack of efficacy.

According to published research, approximately 60% of TSC patients remain inadequately controlled despite use of multiple ASMs. To date, there is no conclusive evidence that disease-specific ASMs are more effective than traditional ASMs, highlighting the ongoing need for additional therapeutic options to manage refractory TSC patients.

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

We currently rely on one non-affiliated contract development and manufacturing organization (CDMO)—Evonik Corporation—to manufacture simufilam and expect to continue to do so.  In 2021, we entered into an agreement with Evonik Corporation to supply clinical-grade quantities of drug substance for simufilam. The goal of our manufacturing strategy is to ensure the integrity of the supply chain for drug substance in compliance with FDA standards. We believe raw materials for our drug product are readily available from reliable sources.

Government Regulation

Our operations are subject to various levels of governmental controls and regulations in the United States and in other countries where we operate or have operated, including Canada, South Korea and Australia. We attempt to comply with all legal requirements in the conduct of our operations and employ business practices that we consider to be prudent under the circumstances in which we operate. Government authorities in the U.S. (federal, state and local), Canada, South Korea, Australia and other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and diagnostic products. Generally, before a new drug or diagnostic can be marketed, considerable data demonstrating its quality, safety and efficacy and/or specificity must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by each regulatory authority.

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

Clinical Studies

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control, in accordance with cGCP requirements, which include the requirement that all research subjects provide their informed consent for participation in any clinical trial. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to FDA as part of the IND. Furthermore, each clinical study must be reviewed and approved by an IRB for each institution at which the clinical study will be conducted to ensure that the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed. There also are requirements governing the reporting of ongoing clinical studies and completed clinical study results to public registries.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to FDA’s fiscal year 2025 fee schedule, effective through September 30, 2025, the user fee for an application requiring clinical data, such as an NDA, is approximately $4.3 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

In addition to the FDA, manufacturing, sales, promotion and other activities following product approval are also subject to regulation by the Centers for Medicare and Medicaid Services, other divisions of the Department of Health and Human Services, the Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, the Affordable Care Act (ACA), other federal agencies and state and local governments.

For example, in the United States, sales, marketing and scientific and educational programs must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

The Hatch-Waxman Amendments

In seeking approval for our product candidates through an NDA, we will be required to list with FDA each patent whose claims cover the drug product. Upon receiving regulatory approval, each of the patents listed in the application for this drug is then published in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book.” Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated NDA, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredient in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or efficacy of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and may be substituted by pharmacists under prescriptions written for the original listed drug.

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

Other Regulatory Requirements

We may be subject to federal, state and local environmental laws and regulations, including the Environmental Protection Act and the Clean Air Act. Although we believe that our safety procedures for handling and disposing of controlled materials comply with the standards prescribed by state and federal regulations, accidental contamination or injury from these materials may occur. In the event of such an occurrence, we could be held liable for any damages that result, and any such liability could exceed our resources.

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

Human Capital

Our approach to human capital resource management starts with our mission to detect and treat central nervous system disorders , such as Alzheimer’s disease or TSC-related epilepsy. Our industry exists in a complex regulatory environment. The unique demands of our industry, together with the challenges of running an enterprise focused on the discovery, development, manufacture and commercialization of innovative medicines, require talent that is highly educated and/or has significant industry experience. Additionally, for certain key functions, we require specific scientific expertise to oversee and conduct research and development activities and the complex manufacturing requirements for biopharmaceutical products.

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

Our base pay program aims to compensate management and staff members relative to the value of the contributions of their role, which takes into account the skills, knowledge and abilities required to perform each position, as well as the experience brought to the job. We also may pay cash bonuses to reward our management team and staff members in alignment with achievement of Company-wide goals that are designed to drive aspects of our strategic priorities that support and advance our strategy across our Company. Our management team and staff members are eligible for the grant of equity awards under our long-term incentive program that are designed to align their long-term interests with that of our stockholders.

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

As of December 31, 2024, we had 30 full-time employees. None of our employees is represented by a labor union or covered under a collective bargaining agreement. We also engage numerous consultants to perform services on retainer, per diem or an hourly basis. We consider our relationship with our employees to be good.

On January 7, 2025, we announced a reduction in our workforce by 10 employees, a reduction of 33% (the “Workforce Reduction”). We communicated the Workforce Reduction to affected employees on January 7, 2025. The Workforce Reduction was intended to align our human capital resources to meet our strategic goals, in light of the discontinuation of our ongoing clinical trials for Alzheimer’s disease.

We estimate that we will incur approximately $0.4 million of one-time costs in connection with the Workforce Reduction, primarily related to severance payments. The Company expects the Workforce Reduction to be completed, and the majority of the associated costs to be incurred, during the first quarter of 2025.

Lawsuit Against Perpetrators of “Short and Distort” Campaign

In November 2022, we announced that we had filed a lawsuit in federal district court for the Southern District of New York against certain individuals who executed a “short and distort” campaign against Cassava Sciences. On March 29, 2024, the court dismissed our complaint, but provided leave for the Company to file an amended complaint against certain defendants whom the Court found had published defamatory statements about the Company.  The Company filed its Second Amended Complaint against these defendants on April 29, 2024.  On August 2, 2024, the Company voluntarily dismissed its claims against the defendants named in the Second Amended Complaint without prejudice.

2024 Non-Product Development Business Developments

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

On September 26, 2024, the Company announced that it had reached a settlement with the SEC resolving the SEC investigation of the Company’s disclosures regarding its Phase 2b Study and related matters. The SEC also agreed to a settlement with two former senior employees of the Company. Pursuant to these settlements, the U.S. District Court for the Western District of Texas entered final consent judgment on October 18, 2024, on a complaint filed by the SEC against the Company and its two former senior employees. The Company has neither admitted nor denied the allegations of the complaint. The SEC’s complaint alleged that certain disclosures by the Company regarding the Phase 2b Study violated certain federal securities laws and SEC rules, including negligence-based disclosure violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), as well as recordkeeping and reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint alleges that the Company’s SEC reports and other public statements regarding the Phase 2b Study negligently contained materially misleading statements and omissions. The SEC’s allegations with respect to the Company’s two former employees relate to these employees’ roles in such disclosures. Under its settlement, the Company consented to a permanent injunction against future violations of Section 17(a) of the Securities Act, Section 13(a)(1) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. In addition, the Company paid a civil monetary penalty of $40 million in November 2024.

The Company continues to cooperate with the DOJ related to requests for documents and information, including those related to conduct alleged in the indictment of Dr. Hoau-Yan Wang discussed below. The Company cannot predict the outcome or impact of ongoing matters, including whether a government authority may pursue an enforcement action against the Company or others. The Company does not at this time anticipate, however, that DOJ will bring criminal charges against or seek a criminal resolution with the Company.

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

Dr. Wang, who is employed as a professor at the School of Medicine of the City University of New York (“CUNY”), previously served as a scientific collaborator and advisor to Cassava. Dr. Wang’s research, including foundational research published together with Dr. Lindsay Burns, Cassava’s former SVP, Neuroscience, led to the discovery of simufilam. Among other work for Cassava, Dr. Wang’s laboratory at CUNY conducted the final bioanalysis for the Phase 2b study, which the Company reported as part of the final results of that study.

Dr. Wang received compensation from the Company for his consulting and advisory work for Cassava. For over a decade until Cassava’s termination of its consulting relationship with him, Dr. Wang was paid a cash stipend of $2,000 per month. He was also awarded stock options pursuant to the Company’s equity incentive plans, none of which were exercised. Dr. Wang held 18,571 stock options, all of which were granted between 2015 and 2019 with a weighted average exercise price of $4.22 per share. Dr. Wang's stock options expired unexercised in August 2024. Dr. Wang was previously a participant in the Company’s 2020 Cash Incentive Bonus Plan (the CIB Plan). However, Dr. Wang was not in the past allocated and cannot in the future be allocated any cash bonus award pursuant to the CIB Plan. Prior to Dr. Wang’s indictment, the Company terminated its consulting relationship with him, and the Board removed him as a participant in the CIB Plan.

Neither Dr. Wang nor his laboratory at CUNY had any involvement at any time in the Company’s Phase 3 clinical trials of simufilam.

Leadership Updates

Appointment of Executive Chairman of the Board of Directors

On July 15, 2024, Richard J. Barry, an independent director at the time, was named by the Board as its Executive Chairman. On September 6, 2024, Mr. Barry was appointed President and Chief Executive Officer.

Mr. Barry, 66, has served as a director since June 2021. Since June 2015, Mr. Barry has served as a director of Sarepta Therapeutics, Inc. (Nasdaq: SRPT) and from June 2019 through October 2020, he served as a director of MiMedx Group Inc. (Nasdaq: MDXG). Mr. Barry has extensive experience in the investment management business. He was a founding member of Eastbourne Capital Management LLC, and served as a Managing General Partner and Portfolio Manager from 1999 to its close in 2010. Prior to Eastbourne, Mr. Barry was a Portfolio Manager and Managing Director of Robertson Stephens Investment Management. Mr. Barry holds a Bachelor of Arts from Pennsylvania State University. The Board has concluded that Mr. Barry’s experience as founder and managing director of investment funds and as a director to public companies, including service on Audit, Compensation, and Nominating and Governance Committees, qualifies him to serve as President and Chief Executive Officer.

Resignation of Former Executive Officer and Director

On July 15, 2024, Remi Barbier resigned as President and Chief Executive Officer of the Company, effective as of September 13, 2024 (the “Effective Date”). Mr. Barbier was employed by the Company through the Effective Date in a non-executive capacity, without duties or responsibilities. Pursuant to the terms of Mr. Barbier’s Employment Agreement, Mr. Barbier is receiving severance compensation equal to $1.23 million over twelve months following the Effective Date. Mr. Barbier continues to participate in the Company’s medical plan at Cassava’s expense and received a payment sufficient to provide insurance coverage equivalent to existing third-party plans, in each case for a period of twelve months following separation. In addition, on July 15, 2024, the Company’s Board accepted Mr. Barbier’s resignation as Chairman of the Board and from Board membership, effective on that date.

On September 13, 2024, the Company entered into a non-exclusive Consulting Agreement (the “Consulting Agreement”) with Mr. Barbier. Pursuant to the Consulting Agreement, for a period of one year, Mr. Barbier was to furnish consulting services for $100 per hour as, and to the extent, reasonably requested by the Company for purposes of providing information and support for scientific research and/or obtaining governmental approval for the Company’s products. Pursuant to the Consulting Agreement, Mr. Barbier also provided confidentiality and other customary covenants, terms and conditions during the Consulting Agreement’s term. The Consulting Agreement was terminated effective January 23, 2025. Total consulting fees paid to Mr. Barbier were de minimis through the termination of the consulting agreement.

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

Pursuant to the Burns Agreement, Dr. Burns is receiving severance compensation equal to $0.5 million in quarterly installments over twelve months from July 16, 2024. Dr. Burns continues to participate in the Company’s medical plan at Cassava’s expense for a period of twelve months following separation, which may be extended to eighteen months in connection with an extension of the term of the Burns Agreement. Dr. Burns remains eligible for applicable indemnification rights under Dr. Burns’ existing indemnification agreement, the Company’s by-laws and the Company’s insurance policies, in each case, subject to the terms and conditions and limitations thereof.

The Burns Agreement provides for Dr. Burns’ general release of claims in favor of the Company, subject to certain exceptions. In addition, Dr. Burns is subject to a one-year non-competition covenant, a two-year non-solicitation covenant, and indefinite non-disparagement and confidentiality covenants. Dr. Burns remains subject to her existing assignment of inventions agreement.

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

We file electronically with the Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.cassavasciences.com, by contacting our corporate offices by calling 512-501-2450 or by sending an e-mail message to IR@cassavasciences.com. The contents of our website are not incorporated into this filing.

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

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

●	We have no approved products. Our product candidates are subject to significant development risks, and we may never achieve regulatory approval or commercial success.
●	Our product candidates are based on new scientific approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and likelihood of success.
●	The drug development process, the clinical trial process and the enrollment and retention of patients in clinical trials could be challenging, expensive and time-consuming for the indications that we are targeting.
●

We are heavily dependent on the success of simufilam, our lead product candidate which is under development. If this product candidate is unsuccessful in clinical development, or does not receive regulatory approval, we will be unable to generate product revenue and our business will be harmed.

●

We have a limited operating history in our business targeting Alzheimer’s disease and TSC-related epilepsy and no history of product approvals for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

●

We cannot give any assurance that we will file for regulatory approval for any of our product candidates, or that if we file for approval, our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

●	Results observed in preclinical studies, early stage clinical trials for simufilam are not regulatory evidence of drug safety or efficacy.
●	We may encounter substantial delays in clinical studies that we conduct or may not be able to conduct or complete clinical studies on the timelines we expect, if at all.
●	If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.
●

We currently have no in-house capabilities to manufacture or commercialize our product candidates, and we rely on a third-party commercial drug manufacturing organization for supplies of simufilam. If we are unable to develop our own manufacturing, sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be adversely impacted.

●

Clinical studies that we conduct may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.

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

●	Issued patents covering our product candidates and other technologies could be found invalid or unenforceable if challenged in court or before administrative bodies in the U.S. or abroad.
●	If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be materially harmed.

Risks Related to Our Business and Operations

●	The validity of aspects of the Company’s Phase 2b Study has been called into question.
●	We are subject to lawsuits and governmental investigations and inquiries.
●	Our ability to operate without any significant disruptions will, in part, depend on our ability to source materials and clinical supplies via our product supply chains.
●

Our reliance on third parties for both the supply and manufacture of materials for our product candidates carries the risk that we will not have sufficient quality or quantities of such materials or product candidates, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

●	Our Workforce Reduction may result in operational and strategic challenges.
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

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

We have no approved products. Our product candidates are subject to significant development risk, and we may never achieve regulatory approval or commercial success

We are developing therapeutic and diagnostic product candidates, but to date have no approved products and have concentrated substantially all of our resources in recent years on research and development efforts on experimental methods for the treatment of Alzheimer’s disease.  As we explore expansion into other therapeutic indications, we expect that we will continue to expend substantial resources on research and development.  All of the product candidates that we seek to develop are subject to significant development risk, as the development of new pharmaceutical treatments is inherently risky.

Developing and, if approved, commercializing a novel treatment for a central nervous system disorder, such as Alzheimer’s disease or TSC-related epilepsy,  subjects us to many challenges, including obtaining regulatory approval from FDA and other regulatory authorities.

Because of the challenges associated with drug development, we may never achieve regulatory approval or commercial success for any of the product candidates that we develop.

Our product candidates are based on new scientific approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and likelihood of success.

Our lead drug candidate, simufilam, is based on a new approach of stabilizing—but not removing—a critical protein in the brain. We cannot be certain that our novel technologies will yield clinical results that support the approval of a safe and effective therapeutic product or, if approvable, that such a product will be marketable. In addition, because FDA has limited comparators to evaluate our lead drug candidate, we could experience a longer than expected regulatory review process and increased development costs.

The drug development process, the clinical trial process and the enrollment and retention of patients in clinical trials could be challenging, expensive and time-consuming for the indications that we are targeting.

Identifying and qualifying patients to participate in clinical studies is critical to the success of the relevant product candidate. The timing of clinical studies depends, in part, on the speed of recruitment of patients to participate in testing such product candidates as well as completion of required follow-up periods. We may not be able to identify, recruit and enroll a sufficient number of patients or patients with required or desired characteristics to achieve the objectives of the study. If patients are unable or unwilling to participate in such studies, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our technology, failure to meet study endpoints or objectives or termination of the clinical studies altogether.

Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Such enrollment issues could cause delays or prevent development and approval of our drug candidate.

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, any negative results we may report in clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. For example, our enrollment efforts for future clinical trials, regardless of indication, may face headwinds as a result of the failure of our RETHINK-ALZ clinical trial to achieve its primary endpoints.

To the extent that we pursue an indication for simufilam for TSC-related epilepsy, we may face particular challenges. Because TSC is a rare neurological disorder, there are limited patient pools from which to draw in order to complete clinical trials in a timely and cost-effective manner. Identifying and qualifying patients to participate in our clinical trials would be critical to our success in pursuing an indication in TSC for simufilam. The number of patients suffering from TSC is small and has not been established with precision. If the actual number of patients with TSC is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of a drug candidate. Even once enrolled we may be unable to retain a sufficient number of patients to complete trials for TSC-related epilepsy.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our drug candidates or could render further development impossible.

We are heavily dependent on the success of simufilam, our lead product candidate, which is under development. If this product candidate is unsuccessful in clinical development  or does not receive regulatory approval, we will be unable to generate product revenue and our business will be harmed.

Our business is substantially dependent on our ability to successfully complete clinical development and obtain regulatory approval for simufilam, which may never occur. In recent years, we have invested a significant portion of our efforts and financial resources in the development of simufilam and, to a much lesser extent, SavaDx, for the treatment and detection of Alzheimer’s disease, respectively. We also intend to conduct exploratory preclinical studies to better understand simufilam’s potential as a treatment for TSC-related seizures.

The results of clinical studies are subject to a variety of factors, and there can be no assurance for any indication that simufilam will achieve clinical success, advance to regulatory approval, be approved by applicable regulatory agencies, or be successfully commercialized.

An unfavorable outcome in one or more of the clinical trials that we conduct would be a major setback for our product candidates and for us and may require us to delay, reduce or re-define the scope of, or eliminate one or more product candidate development programs, any of which could have a material adverse effect on our business, financial condition and prospects.  For example, on November 25, 2024, we announced that the topline results from our Phase 3 RETHINK-ALZ study of simufilam in Alzheimer’s disease did not meet each of the pre-specified co-primary, secondary and exploratory biomarker endpoints. Following the failure of REITHINK-ALZ, we discontinued our Phase 3 REFOCUS-ALZ study as well as all of our open-label extension studies in Alzheimer’s disease.  Following the release of the topline REFOCUS-ALZ results, we intend to evaluate the results and determine the next steps for the future advancement, if any, of its Alzheimer’s program.

We have a limited operating history in our business targeting Alzheimer’s disease and TSC-related epilepsy and no history of product approvals for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company with a limited operating history in our business initially targeting Alzheimer’s disease and now evaluating TSC-related epilepsy as a target. Since we commenced operations in 1998, we have had no product candidates approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have not completed a successful pivotal Phase 3 clinical study in Alzheimer’s disease or TSC-related epilepsy, obtained marketing approval for any product candidates, or conducted sales and marketing activities necessary for successful product commercialization. Our long operating history as a company without product revenue makes any assessment of our future success and viability subject to significant uncertainty.

We will continue to encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields. We have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not successfully address these risks and difficulties, our business, results of operations and financial condition will suffer materially.

We cannot give any assurance that we will file for regulatory approval for any of our product candidates or that, if we file for approval, our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

To date, we have invested substantial effort and financial resources to identify, procure intellectual property for, and develop our programs in neurodegeneration and other central nervous system disorders, including conducting preclinical and clinical studies for our product candidates, simufilam and SavaDx, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

●	our product candidates may not successfully complete preclinical studies or clinical studies, as recently occurred with our RETHINK-ALZ Phase 3 clinical study;
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

We may not be successful in our efforts to further develop our product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. SavaDx is in the early stages of development. Simufilam, our lead product candidate, will require successful completion of a Phase 3 program, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

We have never completed a product development program in neurodegeneration or other central nervous system disorders. Further, we cannot be certain that any of our product candidates will be successful in clinical studies, and we may terminate existing or future clinical studies prior to their completion, as occurred with our REFOCUS-ALZ Phase 3 clinical trial and open-label extension trials for Alzheimer’s disease following the failure of our RETHINK-ALZ Phase 3 clinical trial to achieve its pre-specified endpoints.

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

There can be no assurance that promising results of preclinical studies or Phase 1 or Phase 2 clinical trials with simufilam will be reproduced in later stage studies, including Phase 3 studies.

Results of any of our preclinical studies or Phase 1 or Phase 2 clinical trials with simufilam are not predictive of the future results of any other trial, including any later-stage Phase 3 clinical trials. Notwithstanding promising results in earlier stage trials, our first Phase 3 trial in Alzheimer’s disease did not meet each of the pre-specified co-primary, secondary and exploratory biomarker endpoints. Simufilam may fail to show the desired safety and efficacy in additional Phase 3 clinical trials despite having progressed successfully through preclinical studies and initial clinical trials in the applicable indication. Many biopharmaceutical companies have suffered significant setbacks in Phase 3 clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that our product candidates will not continue to face similar setbacks.

In addition, preliminary conclusions based on data from analyses of Phase 1 and Phase 2 clinical studies and open-label results may not be reproduced when implemented in large, well-controlled, randomized clinical trials. Particular caution should be exercised when interpreting preliminary data, data relating to a small number of patients and data from open-label uncontrolled studies, which are generally not capable of providing interpretable evidence of efficacy. Phase 1 studies are designed to assess the initial safety characteristics of simufilam  and such studies are not designed to, and do not, evaluate safety, tolerability and efficacy of simufilam in patients. Similarly, Phase 2 clinical studies with simufilam that we conduct are designed to assess the safety characteristics of simufilam in patients. Such Phase 2 programs are not designed to, and do not, evaluate large-scale or long-term safety, tolerability and efficacy of simufilam in patients. There can be no assurance that future large, well-controlled, multi-dose studies will demonstrate the safety, tolerability or efficacy of simufilam to treat patients with any indication, including Alzheimer’s disease or TSC-related epilepsy.

Even if clinical trials for simufilam are completed, we cannot be certain that their results will support the substantial evidence of safety and efficacy needed to obtain regulatory approval. The failure of simufilam to show safety, tolerability or efficacy in any future clinical studies would significantly harm our business.

Results observed preclinical studies and early-stage clinical trials for  simufilam are not regulatory evidence of drug safety or efficacy.

Data results from any preclinical and non-Phase 3 studies that we conduct do not constitute, and should not be interpreted as, regulatory evidence of safety or efficacy for simufilam in the applicable indication, including Alzheimer’s disease or TSC-related epilepsy. Rigorous evidence for drug safety and efficacy is derived only from one or more large, randomized, placebo-controlled studies. The size and open-label design of portions of our non-Phase 3 studies may introduce clinical or statistical bias or may generate results that may not fully distinguish between drug effects and random variation. Different methods of statistical analysis on clinical data from the same study may lead to objectively different numerical results. These and other statistical and clinical features of our non-Phase 3 studies add complexity or limitations to the scope of data interpretation.

We may encounter substantial delays in the clinical studies that we conduct or may not be able to conduct or complete our clinical studies on the timelines we expect, if at all.

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

●	delays caused by disease epidemics, pandemics, or other health crises;
●	difficulty collaborating with patient groups and investigators;
●	failure by our CRO or other third parties, or us to adhere to clinical study requirements;
●	failure to perform in accordance with FDA’s or any other regulatory authority’s Code of Good Clinical Practice (GCP) requirements, or other regulatory guidelines in other countries;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	changes in the standard of care on which a clinical development plan was based, which may require new or additional studies;
●	the cost of clinical studies of our product candidates being greater than we anticipate;
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

The FDA may not accept data from Phase 3 clinical trials conducted in foreign locations.

We have conducted and may in the future conduct portions of our Phase 3 clinical trials outside the United States. For example, the clinical trial must be conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials we conduct outside the United States must be representative of the population for which we intend to label the product in the United States. In addition, while Phase 3 clinical trials conducted outside the United States are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. We cannot assure you that the FDA will accept data from portions of our Phase 3 trials conducted outside the United States. If the FDA does not accept such data from such clinical trials, we would likely need to conduct additional trials, which would be costly and time-consuming and delay or permanently halt our development of simufilam, our lead investigational product.

The FDA or other regulatory agencies may put a clinical hold on our clinical studies, which would cause our business to suffer.

A clinical hold is an order issued by FDA or another regulatory agency to suspend an ongoing clinical trial, typically due to newly identified deficiencies with, or the need for additional information regarding, the subject study or drug candidate. The grounds for imposition of a clinical hold are complex, variable and fact specific. If FDA imposes a clinical hold on any of our future clinical studies, no new patients may be enrolled in the subject study and study patients already in such study may be taken off our drug candidate unless treatment is specifically permitted by FDA in the interest of patient safety. If we are issued a clinical hold, FDA would expect us to address the cited deficiencies or provide the requested additional information, in each case, through the submission of a detailed, written response. A clinical hold would require us to spend significant resources, potentially over an extended period of time, to address the root causes of FDA’s concerns, even if we disagreed with the FDA’s assessment of asserted deficiencies. If we were unable to find and successfully address such root causes or if our response were deemed inadequate to lift the clinical hold, this could adversely affect our business. If we were subjected to a clinical hold that remained in effect for one year or longer, the FDA may consider the IND for the affected product candidate to fall into Inactive Status, which may result in termination of the corresponding clinical program. To the extent we are not successful in lifting any clinical hold that the FDA might impose, our results of operations and business will be materially adversely affected.

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

We may not be successful in developing our product candidates in neurodegeneration or other forms of central nervous system disorders .

All of the product candidates in our pipeline are still in development. Such product candidates will take several years to develop and must undergo extensive clinical and scientific validations. Even if we are successful in developing any of our product candidates through clinical and scientific validation, we may not be able to develop a drug or a diagnostic that:

●	meets applicable regulatory standards, in a timely manner or at all;
●	successfully competes with other technologies and tests;
●	avoids infringing the proprietary rights of others;
●	is adequately reimbursed by third-party payors;
●	can be performed at commercial levels or at reasonable cost; or
●	can be successfully marketed.

To the extent we are not successful in developing product candidates, our results of operations and business will be materially adversely affected.

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

Furthermore, other parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently than us, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or top-line data that we report differ from later, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize our product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

We currently have no in-house capabilities to manufacture or commercialize our product candidates, and we rely on third-party commercial drug manufacturers for supplies of simufilam. If we are unable to develop our own manufacturing, sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be adversely impacted.

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

Disputes may arise with third party service providers, which may lead to termination of an agreement. If an agreement is terminated, we would not be able to commercialize our product candidates until another manufacturer is identified and we have entered into a manufacturing agreement with such manufacturer. We may not be able to replace a commercial supplier on commercially reasonable terms, or at all. Replacing any of our commercial suppliers would be expensive and time consuming. Failure by any of our suppliers to perform as expected could delay or prevent the commercialization or potential regulatory approval of our product candidates for an extended period of time, result in shortages, cost overruns or other problems and would materially harm our business.

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

Our drug development strategy has been focused on clinically testing our product candidates in Alzheimer’s disease, our primary indication. We may expand our research efforts outside of this primary indication and into other areas of clinical medicine based on a variety of factors. For example, we plan to conduct exploratory preclinical studies in collaboration with the TSCA to better understand simufilam’s potential as a treatment for seizures in TSC. Conducting clinical studies for additional indications for our product candidates will require substantial technical, financial and human resources and is prone to the inherent risks of failure in drug development. We cannot provide any assurance that we will be successful in our effort to expand our technology or our product candidates in additional indications.

If we fail to successfully identify and develop additional product candidates, our commercial opportunity will be limited.

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

We will need to find alternative approaches that do not involve antibodies to advance our SavaDx and our diagnostic program.

To date, most of our tests with SavaDx have relied on the use of commercially available antibodies, which are complex molecules that can recognize and bind to an intended protein. Commercially available antibodies can present technical challenges, such as improper validation, significant batch-to-batch variations or inconsistent storage, any of which can jeopardize our studies and experiments. Hence, we are evaluating an alternative approach to detect Alzheimer’s disease using mass spectrometry to detect FLNA, i.e., without the use of antibodies. The complexity of such an alternative approach also gives rise to many technical issues that are challenging to solve. We cannot be certain that we will be able to successfully complete the development of a detection system for Alzheimer’s disease that does or does not involve antibodies.

Our Phase 2 clinical studies with simufilam are generally not designed to show a statistically meaningful difference in cognition or other health functions between those patients who receive placebo and those who receive drug.

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

To the extent that our open-label study suggested differences in treatment effects by stage of disease, such observations may or may not replicate in any of our subsequent clinical studies.

Alzheimer’s dementia is a progressive, degenerate disease. Severity of disease is typically assessed by stage of disease progression, a continuum that ranges from, approximately, mild cognitive impairment (MCI), to early stage, to mild, to moderate and finally to severe disease. Over time, cognition progressively worsens in the mild-to-moderate stages of Alzheimer’s as the disease takes its toll. However, we do not have a clear understanding of how our drug candidate simufilam may impact patients by stage of disease, if at all. For example, to the extent that our open-label and small placebo-controlled studies suggested apparent differences in treatment effects by stage of disease, such observations may not replicate in any of our subsequent clinical studies.

Our clinical studies may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates and may suffer from improper or inadequate study design or enrollment criteria, which would prevent, delay, or limit the scope of regulatory approval and commercialization.

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

We may suffer significant setbacks in Phase 3 clinical studies due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier studies. For example, our first Phase 3 trial in Alzheimer's disease did not meet each of the pre-specified co-primary, secondary and exploratory biomarker endpoints. Clinical trials in central nervous system disorders, including Alzheimer’s disease, have much higher historically failure rates than in many other disease areas. Most new product candidates for central nervous system disorders that begin clinical studies are never approved by regulatory authorities for commercialization.

Our clinical trials may suffer from improper or inadequate study design or enrollment criteria. We have limited experience in designing clinical studies in neurodegeneration and may be unable to design and execute a clinical study to support marketing approval. We cannot be certain that our current clinical studies or any other future clinical studies will be successful. Additionally, any safety concerns observed in any one of our clinical studies in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The market opportunities for simufilam, if approved, may be smaller than we anticipate.

If our clinical development programs succeed with respect to simufilam for a particular indication, we would expect to seek regulatory approval of simufilam for such indication. Projections that we calculate as to the number of patients with the indications that we are studying are based on our beliefs and estimates, derived from a variety of outside sources, including scientific literature, patient foundations and market research. Our projections may prove to be incorrect. The actual number of patients for a particular indication may turn out to be lower than expected. Additionally, the potential patient population for our current programs or future product candidates may be limited. Even if we obtain regulatory approval and capture significant market share for any product candidate, the potential target populations may be smaller than anticipated, and we may never achieve profitability without obtaining marketing approval for additional indications.

We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that additional competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced, or more effective than ours, any of which may harm our business operations.

Drug discovery and development is highly competitive. Moreover, the central nervous system disorders field is characterized by intense and increasing competition, and a strong emphasis on intellectual property. We may face competition with respect to any of our product candidates that we seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

Several pharmaceutical and biotechnology companies are currently pursuing the development of products for the treatment of central nervous system disorders, including Alzheimer’s disease and TSC-related epilepsy. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals, and marketing approved products than we do.

Our commercial opportunity could be reduced or eliminated if other competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient, achieve greater acceptance among physicians and patients, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of neurodegenerative disease indications, which could give such products significant advantages over any of our product candidates. Competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

We are currently managing inquiries from U.S. government agencies, as well as civil claims under federal and state laws, relating to and/or arising out of research and development of our product candidates, including grant applications, securities disclosures and other aspects of our business. For additional information regarding legal proceedings, see "Notes to Consolidated Financial Statements—Contingencies".  New claims or inquiries may arise in the future.

In response to government document requests and other claims asserted against us, we established a comprehensive document retention policy that strictly governs how we handle, store and protect our documents and data. Failure to comply with our document retention policy would expose us to risk of enforcement actions and penalties under applicable laws.

Legal proceedings are inherently unpredictable, and large judgments or penalties sometimes occur. As a consequence, we may in the future incur judgments or penalties that could involve large cash payments, including the potential repayment of amounts allegedly obtained improperly and other penalties, including enhanced damages. For example, the Company paid a civil monetary penalty of $40 million in November 2024 as part of a settlement with the SEC resolving the SEC investigation of the Company’s disclosures regarding its Phase 2b Study and related matters. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

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

If we are ultimately unable to file for and obtain regulatory approval for our product candidates, we will be unable to generate product revenue, and our business will be substantially harmed.

The time required to obtain approval by FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical studies, and depends upon numerous factors, including the type, complexity, and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical, or other studies. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

For example, on June 28, 2024, the DOJ announced that a federal grand jury in the U.S. District Court for the District of Maryland returned an indictment of Dr. Hoau-Yan Wang, a former scientific collaborator and advisor to Cassava. The indictment alleges that Dr. Wang caused Cassava to submit grant applications to NIH that contained false and fraudulent representations about his research. See “—2024 Non-Product Development Business Developments—Indictment of Hoau-Yan Wang.”

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

●

the federal False Claims Act (FCA), which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government and which, under its qui tam provisions, allows private litigants (relators) to file claims under seal on behalf of the government and to receive a percentage of recoveries obtained as a result;

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our proprietary product candidates and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad relating to our core programs and product candidates, as well as other technologies that are important to our business. Given that our product candidates are in early or clinical stages of development, our intellectual property portfolio with respect to certain aspects of our product candidates is also at an early stage. We have filed or intend to file patent applications on aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we intend to file only provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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

The legal system for intellectual property around diagnostic methods is highly complex, remains uncertain and continues to evolve. In the U.S., patent courts have struggled to define a clear means of patent eligibility for modern age diagnostics. Case law interpretations from the U.S. Supreme Court have left certain important scientific advances in the area of diagnostics without effective patent claims. In 2012, the Supreme Court held that a simple process involving correlations between blood test results and patient health is not eligible for patent claims because such processes incorporate “laws of nature”. Since then, different outcomes from different courts, including Federal Circuit, District Court and Patent Trial and Appeal Board decisions, have continued to create a sometimes vague or conflicting legal framework for determining the eligibility of patent claims for diagnostic methods. As a result, we cannot be certain how SavaDx fits into the current U.S. legal framework for obtaining effective patent protection. We currently have no U.S. patents with respect to SavaDx, and we believe it may be protected in the United States only by trade secrets, know-how and other proprietary rights technology. Furthermore, claims for diagnostic methods can be complicated to enforce. For patent infringement to occur with a protected diagnostic, the patented method must generally either be performed by one person in its entirety or performed by multiple parties all under the control or direction of a single party. Accordingly, even if effective patent claims are issued for SavaDx, it may be impractical, impossible or even undesirable to enforce potential infringement claims.

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

Our expansion into additional indications beyond Alzheimer’s disease may face challenges if we are unable to obtain additional intellectual property rights that may be necessary or desirable.

We may leverage our scientific insights in neurodegeneration and neuroinflammation and advanced tools in molecular biology, biochemistry, and imaging to expand our science to other diseases, initially focusing on other central nervous system disorders. New indications and new drug development approaches may complement or supersede our initial focus on Alzheimer’s disease.

While we expect certain of our existing intellectual property, such as our patents covering the composition of matter of our drug simufilam, to be important for any such expansion, in order to expand our science to other diseases, for some indications, it may be necessary or desirable that we procure additional intellectual property to support new development programs, including for central nervous system disorders beyond Alzheimer’s disease. In the absence of such additional intellectual property rights, product candidates that we may develop for such additional indications may not be sufficiently covered by intellectual property or such product candidates may be challenged by third parties possessing other intellectual property or exclusive rights in respect thereof.

For example, we intend to conduct exploratory preclinical studies in collaboration with the TSCA to better understand simufilam’s potential as a treatment for TSC-related seizures. Based on the results of such additional studies, considered together with academic research conducted at Yale, we will assess whether there is support for an IND application in respect of a proof-of-concept open-label clinical trial for simufilam in TSC-related epilepsy. On February 26, 2025, we entered into the License Agreement with Yale in connection with our development and commercialization of simufilam for the treatment of TSC-related epilepsy. If we fail to comply with our obligations under the License Agreement, Yale may have the right to terminate the License Agreement, in which event we may not be able to advance our development and commercialization plans for simufilam for the treatment of TSC-related epilepsy. In addition, disagreements with Yale, including over the scope of the License Agreement, contract interpretation, or the implementation of our development plan, may cause delays or termination of development or commercialization of simufilam for the treatment of TSC-related epilepsy, or may result in time-consuming and expensive legal proceedings.

If we are unable to identify and procure intellectual property necessary or desirable for programs in other indications that we may decide to pursue in the future, it may be more challenging or, in some cases, impracticable to expand into such other indications. There can be no assurance that we will be able to obtain such intellectual property on commercially reasonable terms, or at all, which could have a material adverse effect on our business.

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

The Company’s Phase 2b Study was designed as a 28-day, approximately 60-patient, randomized, double-blind, placebo-controlled, multiple dose study.  A primary objective of the Phase 2b Study was to measure changes in levels of cerebral spinal fluid (CSF) biomarkers in study participants from baseline value to Day 28. CSF biomarker assays and related bioanalysis for the Phase 2b Study (the CUNY Bioanalysis) were conducted by the laboratory at CUNY of Dr. Hoau-Yan Wang, formerly a paid scientific collaborator, consultant and advisor to Cassava. Based on the CUNY Bioanalysis, Cassava reported statistically significant improvements in CSF biomarkers in treatment groups as compared to the placebo group for the Phase 2b Study.

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

The Company’s Board empowered an Ad Hoc Investigation Committee (the Committee), comprising independent directors, to direct an investigation (the Internal Investigation) of supplemental information provided by the SEC. As part of an Internal Investigation conducted by the Committee, the Committee evaluated information contained in the DOJ indictment of Dr. Wang as well as information from the Company’s discussions with the SEC. The Internal Investigation determined that certain statistical information contained in an attachment to an email sent by a former senior employee of Cassava to Dr. Wang before the CUNY Bioanalysis of CSF biomarkers was conducted could have been used to unblind him as to some number of Phase 2b Study participants. Unblinded information, if accessed in connection with bioanalysis, could be improperly utilized to manipulate underlying samples or data to skew reported results.

The Internal Investigation did not determine, and may never be able to determine with any reasonable degree of certainty, whether Dr. Wang unblinded himself as to some number of Phase 2b Study participants. Nevertheless, the fact that Dr. Wang possessed information that could have been used to so unblind himself, together with the allegations in the DOJ indictment, undermine the blinded study design and create substantial uncertainty about the validity of the CUNY Bioanalysis of CSF biomarkers.

In addition, another objective of the Phase 2b Study was to measure changes in cognitive outcome measures using the Cambridge Neuropsychological Test Automated Battery, or CANTAB, over the 28-day study period. In connection with our settlement with the SEC, the SEC’s complaint alleged, among other things, that disclosures relating to the Phase 2b Study’s cognition results (the Cognition Disclosures), which reported results from a post hoc sensitivity analysis, were inadequate and misleading.

Accordingly, in light of the foregoing uncertainties and allegations, you should not rely on the CUNY Bioanalysis of CSF biomarkers reported by the Company in connection with the Phase 2b Study or the Cognition Disclosures from the Phase 2b Study. There can be no assurance that such uncertainties and allegations will not adversely impact any FDA review with respect to simufilam following completion of our Phase 3 clinical studies or cause the FDA to request additional information regarding simufilam.

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

As a result of current or future lawsuits, we may have to pay significant damages or amounts in settlement above insurance coverage, including amounts in respect of indemnification obligations of the Company to former officers and senior employees. An unfavorable outcome or prolonged litigation could materially and adversely impact our business, operating results, and financial condition, including our cash runway. In addition, current or future government investigations and inquiries could subject us to various sanctions, including significant penalties, our being prevented from receiving government grants, and other punitive measures. For example, the Company paid a civil monetary penalty of $40 million in November 2024 as part of a settlement with the SEC resolving the SEC investigation of the Company’s disclosures regarding its Phase 2b Study and related matters. Such payments or settlement arrangements in current or future litigation and government investigations and inquiries could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

Disruptions at the FDA and other agencies may also slow the time necessary for us and the FDA to communicate and discuss key aspects of our clinical program, or for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or SEC to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The FDA may change the statutory requirements for drug approval.

FDA Guidances for Industry are non-binding policy documents that are issued by FDA from time to time to assist sponsors, such as our Company, with the clinical development of drug candidates. Even though such guidance documents do not set legal standards or impose binding requirements they are nonetheless broadly followed by sponsors, including us. In addition, sponsors who adhere in good faith with earlier guidance documents have no assurance or recourse against enforcement actions if the guidance documents are later replaced with conflicting guidance. We have relied heavily on current FDA guidance and meetings with the FDA to advance simufilam through the drug development process. Any future changes to existing FDA Guidance for Industry for indications that we are pursuing may have a material adverse effect on our business, may add significant time, cost or complexity to our drug development program for simufilam, or could cause us to cease or delay development of some or all our product candidates.

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

We do not have any manufacturing facilities. We currently expect to rely on CDMOs for all of the manufacture of our materials for preclinical studies and clinical studies, clinical studies, and for commercial supply of any product candidates that we may develop. We currently have established relationships with several CDMOs for the manufacturing of our product candidates. We may be unable to establish any further agreements with CDMOs or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on CDMOs entails additional risks, including:

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

Our Workforce Reduction may result in operational and strategic challenges.

On January 7, 2025, we announced a reduction in our workforce by 10 employees, a reduction of 33%. The Workforce Reduction was intended to align our human capital resources to meet our strategic goals, in light of the discontinuation of our ongoing clinical trials for Alzheimer’s disease. Headcount reductions, which may result in the loss of institutional knowledge and expertise, may adversely affect operations and yield unintended consequences, such as attrition beyond our intended reductions and reduced employee morale. Our ability to successfully execute on our strategy depends on retaining key remaining personnel, and unanticipated attrition, which may occur on short notice, could potentially harm our business and operations. As a result of the Workforce Reduction, our management may need to divert attention away from day-to-day strategic and operational activities and devote additional time to managing organizational changes.

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

Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and its implementing regulations establish privacy and security standards that limit the use and disclosure of personally identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. For example, the California Consumer Privacy Act (CCPA), which took effect in 2020, gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, the categories of third parties with whom a covered company shares personal information, and specific pieces of information collected by a covered company. The CCPA imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA also gives California consumers the right to ask covered companies to delete a consumer’s personal information and it places limitations on a covered company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. Additionally, the California Privacy Rights Act (CPRA), which became operational in 2023, significantly modifies the CCPA, including expanding consumers’ rights with respect to certain sensitive personal information, and creates a new state agency vested with authority to implement and enforce the CCPA and CPRA. The Virginia Consumer Data Protection Act (CDPA) went into effect on January 1, 2023. The CDPA provides consumers with new rights to access, correct, delete and obtain a copy of the personal information a covered business holds about them, and to opt out of certain data processing activities.

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

At December 31, 2024, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. Most tenant leases expired in 2024. We expect to record a net loss on leasing activities in 2025 as the higher vacancy rates are expected to significantly lower rental income. If we fail to lease unoccupied office space at favorable rates, or if we incur excessive expenses in this effort or incur excessive leasehold improvements or property ownership expenses, our business, operations, future prospects, cash flows, and financial position may be adversely affected. In addition, our property is located in a semi-rural, wooded area of Austin, Texas that is subject to natural disasters such as extreme weather conditions, including but not limited to floods, tornadoes, wildfires, winter storms, lighting, heat waves and drought. Such natural disasters could damage, destroy or impair the value of our property or reduce the number of tenants who are willing or able to continue to lease office space in our property. We may incur substantial expenses as a result of our property’s exposure to natural disasters, which could have a material adverse effect on our business and prospects.

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

We are in the early stages of exploring potential AI capabilities and related data analytics. As an emerging and rapidly evolving technology, our use of AI presents risks that could adversely affect our operations, information security and reputation. AI systems may produce inaccurate or flawed outputs due to flawed algorithms, or insufficient and/or erroneous training data. Reliance on flawed outputs could result in lower quality decision-making or prevent us from effectively utilizing AI in our business. We may also become vulnerable to operational disruptions if the AI technologies we use experience downtimes or are compromised by cyberattacks. If we do not effectively implement guardrails and train our staff on the safe and proper use of AI, or if our staff fail to effectively adhere to our established guardrails and training on the use of AI, we may experience adverse effects on our business, including data breaches, the loss of confidential information (including our intellectual property), unintentional disclosure of personal data, or other misuse of our proprietary information, any of which could result in significant reputational harm and could have a material adverse effect on our business and results of operations.

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

Our operations, and those of our third-party research institution collaborators, CROs, CDMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, disease epidemics or pandemics, and other natural or man-made disasters or business interruptions, for which we are partly or entirely uninsured. In addition, we rely on third parties for conducting certain research and development activities relating to our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any such business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate, and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management and our scientific and technical personnel. The loss of the services provided by any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business.

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

We are engaged in developing early- and clinical-stage technologies and will continue to do so for the foreseeable future. Unlike larger organizations, we rely on a very small number of highly skilled, and highly sought after, employees to continue the advancement of our development stage technologies. The knowledge and skills contributed by our key employees may be irreplaceable and the loss of a key employee may cause substantial negative financial, operational and scientific consequences for our business. As an example, the intellectual property that is intended to protect our development stage technologies is still evolving and its evolution remains highly dependent on a small number of employees with specific expertise. The loss of a key employee may jeopardize our existing or pending intellectual property or may prevent us from accessing the technical information and knowledge necessary to extend our portfolio of intellectual property. Furthermore, we believe the adverse effects that may result from losing a key employee’s participation cannot be compensated with any specific insurance policies, such as “key person” or “business life” insurance. If we are not successful in retaining key employees, our business and financial condition will suffer, and we may need to cease our operations.

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

Nearly all of our operations carry cybersecurity risks, including risks that they could be breached or that we could fail to detect, prevent or combat attacks, which could result in financial losses and claims against us, and could harm our relationships with our vendors or clinical study participants. The costs and expenses to respond to a material cybersecurity incident or other security threat or disruption may be substantial for a company of our size. Further, our cybersecurity commercial insurance policy covering potential financial losses that may occur in the event we experience a cybersecurity incident may not be sufficient to cover any related damages or losses.

Risks Related to Financial Condition and Capital Requirements

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses in each reporting period since our inception, including a net loss of $24.3 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $405.1 million.

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

We expect to continue to incur operating expenses and losses for the foreseeable future. We anticipate our expenses will remain substantial as we:

●	continue our research and discovery activities;
●	advance our current and any future product candidates through preclinical and clinical development;
●	initiate and conduct additional preclinical, clinical, or other studies for our product candidates;
●	work with our CDMO’s for the manufacture of our product candidates;
●	seek regulatory approvals and marketing authorizations for our product candidates;
●	obtain, maintain, protect, defend and enforce our intellectual property portfolio;
●	attract, hire, and retain qualified personnel;
●	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
●	experience any delays or encounter other issues related to our operations;
●	meet the requirements and demands of being a public company; and
●	defend against litigation, claims or other uncertainties that may arise from allegations made against us or our collaborators.

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

We have broad discretion in the application of our capital resources, including the net proceeds from our financing transactions, and investors will not have the opportunity to opine on whether such resources are being used appropriately. We could spend such capital resources in ways that vary substantially from their initially communicated intended use, do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest available capital resources, including net proceeds from our financing transactions, in a manner that does not produce income or that loses value.

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

As of December 31, 2024, we had cash and cash equivalents of $128.6 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operations for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is a forward-looking statement, based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of currently unanticipated circumstances, which may be beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Our cash and cash equivalents are generally maintained in highly liquid investments with original maturities of three months or less at the time of purchase. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2024, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

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

The market price of our common stock has historically been highly volatile. For example, the closing price of our common stock has fluctuated from a low of $2.27 to a high of $35.08 over the 12 months preceding the filing date of this Annual Report on Form 10-K. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
●	the results of our efforts to develop additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results or development timelines;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders, or other stockholders;
●	Short selling of our stock, in which a seller sells shares of our stock that the seller has borrowed from a third party, which often occurs when a short seller expects the price of our common stock to decline;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry, and market conditions; and
●	securities litigation, regardless of merit.

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

As a smaller reporting company, our independent registered public accounting firm is not required to conduct, and has not conducted, an audit of our internal control over financial reporting. It is possible that, had our independent registered public accounting firm conducted an audit of our internal control over financial reporting, such firm might have identified material weaknesses and deficiencies that we have not identified. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could adversely affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our financial reporting and generally materially adversely impact our business and financial condition.

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

Key provisions of our current charter documents include:

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

As of December 31, 2024, we had aggregate federal net operating loss carryforwards of approximately $205.5 million, which begin to expire in 2029. Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a rolling three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards. Any such limitation, whether as the result of past offerings, sales of our common stock by our existing stockholders, the issuance of shares of common stock as a result of the exercise of warrants or additional sales of our common stock by us in the future could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred.

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

We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in prior offerings, and investors purchasing our shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock or securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in prior offerings. You may also be diluted upon the exercise of outstanding stock options as of December 31, 2024 to purchase approximately 4.5 million shares of our common stock at a weighted average price of $20.15 per share and the future issuance of up to approximately 1.0 million compensatory equity awards authorized under our 2018 Omnibus Incentive Plan. The issuance of such additional shares of common stock or the perception that issuances could occur, could result in significant downward pressure on our stock price.

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

Risk Management and Strategy

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

We conduct organizational risk assessment, which help management in identifying data assets and recognizing and assessing potential threats, and investigating potential vulnerabilities. We are in the process of reviewing and implementing incremental information technology strategies to mitigate cybersecurity risks and their possible impacts. Risk assessments enable management to make risk management decisions and assign resources to mitigate risk. We also periodically engage third parties to assess the effectiveness of our cybersecurity practices.

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

Governance

Our Director of Information Technology has responsibilities which include preventing and monitoring cybersecurity threats and utilizes the assistance of external vendors in this effort. Our Director of Information Technology regularly reports to senior management regarding the status of our cybersecurity program, emerging cybersecurity threats, long-term cybersecurity investments and strategies, and oversight of our cybersecurity profile.

Our full Board of Directors oversees the risk management process for the Company, which includes identifying, assessing and managing enterprise-level risks. The Board administers this oversight function directly through the Board of Directors as a whole, as well as through its standing committees that address risks inherent in their respective areas of oversight. The risk oversight responsibility of the Board of Directors and its committees is supported by the management reporting processes, which are designed to provide visibility to the Board of Directors and to the personnel who are responsible for risk assessment and information about the identification, assessment and management of critical risks, and management’s risk mitigation strategies. Our cybersecurity risk program directly integrates and is intended to align with the Board of Directors’ overall risk management process.

Item 2.     Properties

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. We occupied approximately 25% of the property as of December 31, 2024.

Item 3.     Legal Proceedings

We are, and from time to time, we may become involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA. In addition, we have received and from time to time may receive inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us. We believe that our total provisions for legal matters are adequate based upon currently available information. Additional information regarding our legal proceedings is included in this Annual Report on Form 10-K in Note 12 to our condensed consolidated financial statements entitled, “Contingencies.”

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on Nasdaq, under the symbol "SAVA."

Holders

As of February 20, 2025, there were approximately 26 registered holders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Stock Performance Graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

Overview

Cassava Sciences, Inc. is a clinical-stage biotechnology company based in Austin, Texas. Our mission is to detect and treat central nervous system disorders, such as Alzheimer’s disease and TSC-related epilepsy. Our novel science is based on stabilizing – but not removing – a critical protein in the brain for patients with certain central nervous system disorders, such as Alzheimer’s or TSC.

Our lead therapeutic drug candidate, simufilam, was under clinical evaluation for the proposed treatment of Alzheimer’s disease in Phase 3 clinical studies through 2024, when all ongoing clinical trials for simufilam in Alzheimer’s disease were discontinued.

We combine innovative technology with new insights in neurobiology to develop novel solutions targeting Alzheimer’s disease, TSC-related epilepsy, and other central nervous system disorders. Our strategy is to leverage our unique scientific/clinical platform to develop first-in-class programs for treating central nervous system disorders. In addition, we are in the early stages of exploring potential artificial intelligence (“AI”) capabilities and related data analytics to target improvements in productivity and efficiency in our business, enhancements to research and development activities, and advancements in statistical analysis capabilities.

We currently have two biopharmaceutical assets under development:

●	our lead therapeutic product candidate, called simufilam, is a proprietary small molecule oral treatment drug being studied for the treatment of Alzheimer’s disease and TSC-related epilepsy; and
●	our lead investigational diagnostic product candidate, called SavaDx, is a novel way to detect the presence of Alzheimer’s disease from a small sample of blood.

Simufilam targets a protein called filamin A (FLNA) in the brain of patients with central nervous system disorders, such as Alzheimer’s or TSC. Our and our collaborators' published studies have demonstrated that the altered form of FLNA is linked to neuronal dysfunction, neuronal degeneration and neuroinflammation.  In Alzheimer’s disease, we believe simufilam disrupts amyloid binding to the α7 nicotinic acetylcholine receptor (α7nAChR), which underlies our drug’s primary mechanism of action in Alzheimer’s disease. Published pre-clinical studies further show that overexpression of FLNA in patients with TSC may be associated with epileptic seizure activity. On February 26, 2025, we entered into a License Agreement with Yale to support our development and commercialization efforts for simufilam for the treatment of TSC-related epilepsy.

We solely own patents covering the composition of matter of our drug simufilam in the United States, Europe, Australia, Israel and Canada. We solely own patents covering certain methods of use of our drug simufilam in the United States, Europe and Japan. We solely own pending patent applications that cover diagnostic assets for simufilam in the United States, Europe, Japan, China, Canada, and Australia. We solely own pending patent applications that cover other diagnostic assets in the United States, Europe, Japan, China and Canada. We have no obligation to pay any royalty to any third party in connection with any of the foregoing described patents and patent applications. In the United States, our patent protection with respect to simufilam, its solid forms, and uses of simufilam for Alzheimer’s disease and other neurodegenerative diseases includes nine issued United States patents, with terms expiring on dates ranging from 2029 to 2040, subject to any patent extensions that may be available for such patents. Corresponding foreign filings have been made for each of the Unites States filings.

Clinical Trials in Alzheimer’s Disease (Discontinued)

We have conducted two randomized placebo-controlled Phase 3 clinical trials of oral simufilam in patients with mild-to-moderate Alzheimer’s disease. Our first Phase 3 study, called RETHINK-ALZ, was designed to evaluate the safety and efficacy of simufilam 100 mg tablets versus placebo over 52 weeks (NCT04994483). Our second Phase 3 study, called REFOCUS-ALZ, was designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg tablets versus placebo over 76 weeks (NCT05026177).

On November 25, 2024, we announced that the top-line results from the Phase 3 RETHINK-ALZ study of simufilam in mild-to-moderate Alzheimer’s disease did not meet each of the pre-specified co-primary, secondary and exploratory biomarker endpoints. The co-primary endpoints were the change in cognition and function from baseline to the end of the double-blind treatment period at week 52, assessed by the ADAS-COG12 and ADCS-ADL scales, comparing simufilam to placebo. Simufilam continued to demonstrate an overall favorable safety profile.

In light of the top-line results from the Phase 3 RETHINK-ALZ study, the Company also outlined its plan to discontinue the Phase 3 REFOCUS-ALZ study and Open Label Extension study and to analyze the complete 52-week dataset from the REFOCUS-ALZ study, along with a large portion of 76-week data. The Company expects to release top-line REFOCUS-ALZ results late first-quarter/early second-quarter 2025.

Following the release of the topline REFOCUS-ALZ results, the Company intends to evaluate the results and determine the next steps for the future advancement, if any, of its Alzheimer’s program.

Exploratory Preclinical Studies with Simufilam in Tuberous Sclerosis Complex (TSC)

Preclinical research conducted at Yale indicate that simufilam (then PTI-125) may be effective in reducing TSC-related seizure activity. A study conducted by Angelique Bordey, PhD, at Yale and published in the peer-reviewed journal Neuron found overexpression of FLNA in brain tissue from TSC patients. The paper, MEK-ERK1/2-Dependent FLNA Overexpression Promotes Abnormal Dendritic Patterning in Tuberous Sclerosis Independent of mTOR (Neuron. 2014 Oct 1. PMID: 25277454), was co-authored by Zhang L, Bartley CM, Gong X, Hsieh LS, Lin TV and Feliciano DM.  A later study conducted by Dr. Bordey and published in the peer-reviewed journal Science Translational Medicine in 2020 likewise found elevated FLNA in brains of a related mouse model. That study further demonstrated that simufilam treatment in the mouse model reduced the number of seizing mice and reduced seizure frequency. This 2020 paper, Filamin A Inhibition Reduces Seizure Activity in a Mouse Model of Focal Cortical Malformations (Sci Transl Med. 2020 Feb 19. PMID: 32076941), was co-authored by Zhang L, Huang T, Teaw S, Nguyen LH, Hsieh LS, Gong X, and Lindsay Burns, a former employee of the Company. While these data are promising, understanding their true significance requires additional exploration.

We intend to conduct exploratory preclinical studies in collaboration with the TSCA to better understand simufilam’s potential as a treatment for TSC-related seizures. Based on the results of these studies, considered together with Dr. Bordey’s work, the Company will assess whether sufficient support exists for an Investigational New Drug (IND) application in respect of a proof-of-concept open-label clinical trial for simufilam in TSC-related epilepsy.

License Agreement with Yale

On February 26, 2025, we entered into the License Agreement with Yale pursuant to which we were granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of TSC-related epilepsy and other potential indications. Pursuant to the License Agreement, we have agreed to use reasonable commercial efforts to implement a plan that it has designed for such development and commercialization.

In exchange for the rights acquired pursuant to the License Agreement, we agreed to pay Yale (i) a nominal upfront license fee, (ii) payments upon the achievement of specified clinical, regulatory and commercial milestones, totaling up to $4.5 million and (iii) upon transfer to a third party of a regulatory priority review voucher, if issued,  a low-to-mid double digit percentage of any consideration received for such transfer. We also agreed to pay Yale tiered royalties, ranging from a low- to mid- single digit percentage, on aggregate net sales of licensed products, subject to tiered minimum annual royalty payments ranging from the low- to mid- hundreds of thousands of dollars.

Unless earlier terminated, the License Agreement will continue on a country-by-country basis until the later of (i) the date on which the last valid claim of the license patents expires or otherwise lapses, (ii) the end of any government or regulatory exclusivity period, and (iii) 10 years following the date of first sale of licensed product in such country. We may terminate the License Agreement: (i) at our option, upon specified advance notice to Yale and (ii) if Yale commits a material breach of the License Agreement that is not cured within a specified timeframe.  Yale may terminate the License Agreement under specified circumstances, including if we (i) fail to make any payment due under the License Agreement and fail to cure such non-payment within a specified timeframe, (ii) commit a breach of the License Agreement that is not cured within a specified timeframe, (iii) default on a material obligation to any creditor, unless cured within a specified timeframe, (iv) fail to obtain or maintain insurance required by the License Agreement, (v) bring or assist a patent challenge against Yale (or if a sublicensee does so). In addition, the License Agreement will terminate automatically upon the occurrence of certain bankruptcy and insolvency events involving us.

The License Agreement includes customary confidentiality, reporting and inspection, and indemnification provisions.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $405.1 million at December 31, 2024. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical studies as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical studies for our product candidates and our need for clinical supplies.

We believe that our cash and cash equivalents at December 31, 2024, will enable us to fund our operating expenses for at least the next 12 months. In addition, we may seek in the future to fund our operations through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or reach profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects, and we may have to significantly delay, scale back or discontinue the development and commercialization of simufilam, our lead drug candidate, or delay our efforts to expand our product pipeline.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase in the future as we:

●	evaluate, and potentially discontinue, our existing Phase 3 program with simufilam in Alzheimer's disease;
●	conduct other preclinical and clinical studies for our product candidates, including simufilam for TSC-related epilepsy;
●	seek regulatory approvals for our product candidates;
●	develop, formulate, manufacture and commercialize our product candidates;
●	implement additional internal systems and develop new infrastructure;
●	acquire or in-license additional products or technologies, or expand the use of our technology;
●	maintain, defend and expand the scope of our intellectual property; and
●	expend resources related to legal proceedings and claims, including U.S. government inquiries.

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

Components of Operating Results

Operating Expenses

Research and Development Expenses

We focus substantially all of our research and development efforts in the development of simufilam. Research and development expenses for our investigational diagnostic product candidate, SavaDx, represented less than 1% of total research and development expenses for the periods presented. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years ended December 31,
	2024	2023	2022

Phase 2 and Phase 3 clinical trials	$42,321	$71,087	$54,149
Pre-clinical and Phase 1 studies	5,109	6,425	2,966
Chemical, Manufacturing and Controls costs (“CMC costs”)	6,464	2,910	2,573
Personnel related	6,640	5,723	5,631
Stock-based compensation	6,492	2,050	1,631
Other	2,611	1,228	1,082
	$69,637	$89,423	$68,032

Clinical trial costs include the costs of our CRO. CMC costs include costs related to our contract development and manufacturing organizations. Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs such as facilities.

During the year ended December 31, 2024 and 2023, we did not receive reimbursement from NIH research grants. During the year ended December 31, 2022, we received $0.9 million in research grants from the NIH. When applicable, the proceeds from grants are recorded as reductions to our research and development expenses.

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

Estimating the dates of completion of clinical development, and the costs to complete development, of our product candidates would be highly speculative and subjective. Pharmaceutical products take a significant amount of time to research, develop and commercialize. The clinical study portion of the development of a new drug alone usually spans several years. We expect our research and development expenses to decrease significantly in 2025 as a result of decreased spending for our Phase 3 program in Alzheimer's disease, as both Phase 3 studies have either been completed or discontinued. Our open label studies in Alzheimer's disease have also been discontinued. The decrease in clinical program costs is expected to be partially offset by higher stock-based compensation expense. We expect to reassess our future research and development plans based on our review of data we receive from our current research and development activities. In particular, following our release of the topline REFOCUS-ALZ results, we intend to evaluate the results and determine the next steps for the future advancement, if any, of our Alzheimer’s program. The cost and pace of our future research and development activities are linked and subject to change.

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

●

Legal and other contingencies. The Company is currently involved in various claims and legal and regulatory proceedings. The Company regularly reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and legal and regulatory proceedings and may revise its estimates. Due to the inherent uncertainties of the legal and regulatory process, our judgments may be materially different than the actual outcomes. Refer to Note 12 to the Consolidated Financial Statements for further information on contingencies.

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

●	Valuation of Common Stock Warrant Labilities. The fair value of common stock warrant liabilities was determined on the January 3, 2024 warrant distribution date using a Monte Carlo valuation model. Determining the appropriate fair value model and calculating the fair value of common stock warrants requires considerable judgment. Any change in the estimates used may cause the value to be higher or lower than that reported. Subsequent to their distribution, the common stock warrants were traded on the Nasdaq Capital Market under the trading symbol "SAVAW". The fair value of common stock warrant liabilities at March 31, 2024 was determined using the closing price for the common stock warrants on that date. May 2, 2024 was the final day of trading for the common stock warrants on the Nasdaq Capital Market. Subsequent to that date and through the Warrant Redemption beginning May 7, 2024, the warrants were considered to have no value since there was no active market for trading. All changes in the fair value are recorded in the statements of operations each reporting period. Fair value changes may be significantly different from those recorded in the financial statements due to of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments in the initial valuation as of January 3, 2024, the warrant distribution date.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies, in Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Results of Operations – Comparison of years ended December 31, 2024 and 2023

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

●	clinical studies,
●	preclinical testing,
●	clinical supplies and related formulation and design costs, and
●	compensation and other personnel-related expenses.

Research and development expenses decreased to $69.6 million in 2024 from $89.4 million in 2023, representing a 22% decrease. This decrease was due primarily to the completion of enrollment for our Phase 3 clinical program in the fall of 2023. Patients continually completed the Phase 3 program in 2024 and all clinical studies were in the process of being discontinued at year-end 2024. These decreases were partially offset by a $4.4 million increase in stock-based compensation expense due to new grant awards in 2024.

We expect significant costs to continue in the first quarter of 2025 as we wind down our existing clinical studies. Subsequently, we expect research and development expense to decrease significantly in future periods. The decrease in clinical program costs is expected to be partially offset by higher stock-based compensation expense due to new grant awards in 2024.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. Allocated expenses consist primarily of existing facility costs. We incur insurance, audit, investor relations, SOX compliance and other administrative and professional services expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq. General and administrative expense increased to $71.8 million in 2024 from $16.5 million in 2023. The 334% increase was due primarily to completion of the $40 million settlement with the SEC as well as a $7.3 million increase in stock-based compensation expense due to new grant awards in late 2023 and 2024, increased compensation costs and higher legal related expenses.

Interest Income

Interest income was $8.5 million in 2024 compared to $7.8 million in 2023. The increase in interest income was due to higher cash balances partially offset by lower interest rates in 2024 compared to the prior year.

We expect interest income to decrease in 2025 compared to 2024 as we use cash balances in operations.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income, net, was $0.4 million during 2024 compared to $0.9 million during 2023. We expect to record a net loss on leasing activities in 2025 as higher vacancy rates are expected to significantly lower rental income.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Comparison of the years ended December 31, 2023 and 2022

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2023 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaborative agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2024, cash and cash equivalents totaled $128.6 million.

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

On April 15, 2024, the Company announced that all outstanding warrants were to be redeemed on May 7, 2024 (the Redemption Date). The redemption price was equal to 1/10 of $0.01 per warrant. The warrants were exercisable at any time starting on January 3, 2024 until the business day prior to the Redemption Date.

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

At the Market (ATM) Common Stock Issuance

On May 1, 2023, we entered into an at-the-market offering program (ATM) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $200 million in common stock pursuant to a shelf registration statement that was filed with the SEC on May 1, 2023 and became effective immediately upon filing. We are obligated to pay a commission of up to 3% of the gross proceeds from the sale of shares of common stock under the ATM. We are not obligated to sell any shares in the offering. As of the filing of this Annual Report on Form 10-K, the Company is no longer a Well-Known Seasoned Issuer, as defined by the SEC. Thus, the Company is not eligible to sell securities under the ATM under its existing “automatic” shelf registration statement on Form S-3 unless and until it files a new Form S-3 that is declared effective by the SEC.

There were no common stock sales under the ATM during the years ended December 31, 2024 and 2023.

2020 Cash Incentive Bonus Plan Obligations

In August 2020, the Board approved the 2020 Cash Incentive Bonus Plan (the CIB Plan). The CIB Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards CIB Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The CIB Plan is considered “at-risk” because CIB Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the CIB Plan are met. Specifically, CIB Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee determines the Company has sufficient cash on hand, as defined in the CIB Plan. CIB Plan participants will be paid all earned cash bonuses in the event of a Merger Transaction.

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

The Company’s potential financial obligation to CIB Plan participants at December 31, 2024 totaled $6.5 million (after taking into account the March 2023 CIB Plan amendment), based upon the achievement of one CIB Plan milestone in the Company’s market capitalization in 2020. No actual cash bonus payments have been made to any CIB Plan participant, as the Company has not yet satisfied all the conditions necessary for amounts to be paid under the CIB Plan.

During the year ended December 31, 2021, the Company’s market capitalization increased substantially. These increases triggered the achievement of 11 additional CIB Plan milestones. On February 13, 2025, the Compensation Committee concluded that no discretionary cash bonus amounts would be awarded for the 11 milestones achieved in 2021 nor for the 2 remaining CIB Plan milestones, which have not been achieved. Therefore, no compensation expense has been recorded and no payments have been made since no grant date has occurred and no Performance Conditions are considered probable of being met.

The achievement the 11 milestones in 2021 triggered a non-discretionary potential Company obligation to a CIB Plan participant of $74.9 million and contingent upon future satisfaction of a Performance Condition. However, no compensation expense has been recorded and no payments have been made since no grant date has occurred and no Performance Conditions are considered probable of being met.

No valuation milestones were achieved during the years ended December 31, 2024, 2023 or 2022.

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

As discussed in Note 12 to the Consolidated Financial Statements, on January 24, 2025, the Delaware Court of Chancery entered a Final Order and Judgment approving the Stipulation and dismissing an action related to the CIB Plan with prejudice. The Final Order and Judgment requires the Company to further amend the CIB Plan, as provided for in the Stipulation.

No actual cash payments were authorized or made to participants under the CIB Plan as of December 31, 2024, or through the filing date of this Annual Report on Form 10-K.

Use of Cash

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Years ended December 31,
	2024	2023	2022

Net cash used in operating activities	$(116,929)	$(82,025)	$(77,514)
Net cash used in investing activities	(103)	(414)	(2,712)
Net cash provided by financing activities	124,470	2,560	47,804
Net increase (decrease) in cash and cash equivalents	$7,438	$(79,879)	$(32,422)

Net cash used in operating activities was $116.9 million for the year ended December 31, 2024, resulting primarily from the net loss reported of $24.3 million, change in fair value of warrants of $108.2 million and a decrease in accounts payable and other accrued expenses of $2.9 million. This change was partially offset by stock compensation expense of $16.3 million, depreciation and amortization of $1.1 million and an increase in accrued compensation and benefits of $1.2 million.

Net cash used in operating activities was $82.0 million for the year ended December 31, 2023, resulting primarily from the net loss reported of $97.2 million partially offset by an increase in accounts payable and other accrued expenses of $6.9 million and accrued development expense of $0.8 million, a decrease in prepaid and other assets of $1.7 million, stock-based compensation expense of $4.6 million and depreciation and amortization of $1.0 million.

Net cash used in investing activities during the year ended December 31, 2024 was $0.1 million for computers and equipment and other assets.

Net cash used in investing activities during the year ended December 31, 2023 was $0.4 million as final payment was made on renovations and fixtures for our corporate headquarters.

Net cash provided by financing activities during the year ended December 31, 2024 was $124.5 million including $123.6 million of net proceeds from the exercise of warrants and $0.9 million from the exercise of stock options.

Net cash provided by financing activities during the year ended December 31, 2023 was $2.6 million from the exercise of stock options.

Use of Cash – Comparison of the years ended December 31, 2023 and 2022

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2023 Annual Report on Form 10-K for a discussion of use of cash for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Property and Leases

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At December 31, 2024, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. Most tenant leases expired in 2024. We expect to record a net loss on leasing activities in 2025 as the higher vacancy rates are expected to significantly lower rental income.

Future Funding Requirements

We have an accumulated deficit of $405.1 million at December 31, 2024. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us.

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

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $128.6 million as of December 31, 2024, which consisted primarily of U.S. Treasury securities and money market accounts.

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

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cassava Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cassava Sciences, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Loss Contingencies

Description of the Matter

The Company is subject to lawsuits, claims, allegations, and investigations regarding simufilam and SavaDx. As described in Note 12 to the consolidated financial statements, such lawsuits, claims, allegations and investigations can have an adverse impact on the Company. During the year ended December 31, 2024, the Company incurred and paid a civil monetary penalty of $40 million to settle an investigation. With respect to the remaining ongoing lawsuits, claims, allegations and investigations regarding simufilam and SavaDx, the Company believes that the likelihood of an unfavorable outcome is not probable, however, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of potential loss at December 31, 2024.

Auditing management’s accounting for, and disclosure of, loss contingencies related to the lawsuits, claims, allegations and investigations was challenging because management’s evaluation of the likelihood of loss required judgment.

How We Addressed the Matter in Our Audit

Our audit procedures included gaining an understanding of the status of ongoing lawsuits and investigations, reading the meeting minutes of the board of directors and of the committees of the board of directors, reading summaries of the proceedings and related correspondence, requesting letters from internal and external legal counsel, meeting with internal and external legal counsel to discuss developments related to the lawsuits, claims, allegations and investigations together with our forensic professionals, vouching accruals and subsequent payments to third party evidence, and obtaining written representations from the Company on these matters. We also evaluated the Company’s disclosures in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Austin, Texas

March 3, 2025

CASSAVA SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$128,574	$121,136
Prepaid expenses and other current assets	7,958	8,497
Total current assets	136,532	129,633
Property and equipment, net	20,964	21,854
Intangible assets, net	37	176
Total assets	$157,533	$151,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$7,654	$10,573
Accrued development expense	2,440	3,037
Accrued compensation and benefits	1,357	200
Other current liabilities	299	385
Total current liabilities	11,750	14,195
Other non-current liabilities	79	—
Total liabilities	11,829	14,195
Commitments and contingencies (Notes 10, 11 and 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 48,203,179 and 42,236,919 shares issued and outstanding at December 31, 2024 and 2023, respectively	48	42
Additional paid-in capital	550,767	518,195
Accumulated deficit	(405,111)	(380,769)
Total stockholders' equity	145,704	137,468
Total liabilities and stockholders' equity	$157,533	$151,663

See accompanying notes to consolidated financial statements.

CASSAVA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2024	2023	2022
Operating expenses:
Research and development, net of grant reimbursement	$69,637	$89,423	$68,032
General and administrative	71,809	16,534	11,988
Total operating expenses	141,446	105,957	80,020
Operating loss	(141,446)	(105,957)	(80,020)
Interest income	8,510	7,833	2,777
Other income, net	411	907	997
Gain from change in fair value of warrant liabilities	108,183	—	—
Net loss	$(24,342)	$(97,217)	$(76,246)

Shares used in computing net loss per share, basic	46,329	41,932	40,202
Net loss per share, basic	$(0.53)	$(2.32)	$(1.90)
Numerator, diluted:
Net loss	$(24,342)	$(97,217)	$(76,246)
Adjustment for change in fair value of warrant liabilities	(43,793)	—	—
Adjusted numerator, diluted	$(68,135)	$(97,217)	$(76,246)
Shares used in computing net loss per share, diluted	46,604	41,932	40,202
Net loss per share, diluted	$(1.46)	$(2.32)	$(1.90)

See accompanying notes to consolidated financial statements.

CASSAVA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

				)
					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2021	40,016,792	40	461,181	(207,306)	253,915
Stock-based compensation for:
Stock options for employees	—	—	1,972	—	1,972
Stock options for non-employees	—	—	94	—	94
Expiration of restricted stock Performance Awards	(57,143)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	109,241	—	475	—	475
Issuance of common stock pursuant to stock offering, net of issuance costs	1,666,667	2	47,327	—	47,329
Net loss	—	—	—	(76,246)	(76,246)
Balance at December 31, 2022	41,735,557	$42	$511,049	$(283,552)	$227,539
Stock-based compensation for:
Stock options for employees	—	—	4,493	—	4,493
Stock options for non-employees	—	—	93	—	93
Issuance of common stock pursuant to exercise of stock options	501,362	—	2,560	—	2,560
Net loss	—	—	—	(97,217)	(97,217)
Balance at December 31, 2023	42,236,919	$42	$518,195	$(380,769)	$137,468
Stock-based compensation for:
Stock options for employees	—	—	15,054	—	15,054
Stock options for non-employees	—	—	1,237	—	1,237
Issuance of warrants	—	—	(113,363)	—	(113,363)
Common stock issued pursuant to warrant exercises, net of exercise costs	5,739,247	6	123,546	—	123,552
Derecognition of warrant liabilities upon exercise of warrants	—	—	5,180	—	5,180
Issuance of common stock pursuant to exercise of stock options	227,013	—	918	—	918
Net loss	—	—	—	(24,342)	(24,342)
Balance at December 31, 2024	48,203,179	$48	$550,767	$(405,111)	$145,704

See accompanying notes to consolidated financial statements.

CASSAVA SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(24,342)	$(97,217)	$(76,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,291	4,586	2,066
Gain from change in fair value of warrant liabilities	(108,183)	—	—
Depreciation	952	1,084	804
Amortization of intangible assets	180	446	497
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	539	1,714	1,189
Operating lease right-of-use assets and liabilities	—	(17)	(9)
Accounts payable and other accrued expenses	(2,919)	6,896	(3,449)
Accrued development expense	(597)	757	(523)
Accrued compensation and benefits	1,157	30	(1,707)
Other liabilities	(7)	(304)	(136)
Net cash used in operating activities	(116,929)	(82,025)	(77,514)
Cash flows from investing activities:
Purchases of property and equipment	(103)	(414)	(2,712)
Net cash used in investing activities	(103)	(414)	(2,712)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	918	2,560	475
Proceeds from exercise of common stock warrants, net of exercise costs	123,552	—	—
Proceeds from common stock offering, net of issuance costs	—	—	47,329
Net cash provided by financing activities	124,470	2,560	47,804
Net increase (decrease) in cash and cash equivalents	7,438	(79,879)	(32,422)
Cash and cash equivalents at beginning of period	121,136	201,015	233,437
Cash and cash equivalents at end of period	$128,574	$121,136	$201,015

Supplemental cash flow information:
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$—	$—	$340
Non-cash financing activities
Issuance of warrants resulting in recognition of warrant liabilities	113,363	—	—
Derecognition of warrant liabilities upon exercise of warrants	(5,180)	—	—

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

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $405.1 million at December 31, 2024. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company makes estimates and assumptions in preparing its consolidated financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue earned and expenses incurred during the reporting period. The Company evaluates its estimates on an ongoing basis, including those estimates related to legal liabilities, common stock warrant liabilities, stock based compensation, clinical trials and manufacturing agreements. Actual results could differ from these estimates and assumptions.

Proceeds from Grants

During 2024 and 2023, there were no reimbursements received pursuant to National Institutes of Health (“NIH”) research grants. In 2022, the Company received $0.9 million of reimbursement from the NIH and National Institute on Drug Abuse. The Company records the proceeds from these grants as reductions to its research and development expenses.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at December 31, 2024 and 2023.

The fair value of common stock warrants of $6.71 per warrant was determined at distribution on January 3, 2024 using a Monte Carlo valuation model since the warrants were not traded on the open market on January 3, 2024. Warrant trading on Nasdaq began on January 4, 2024. Quantitative information regarding Level 3 fair value measurements for common stock warrants is as follows:

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

Segment Information

The Company reports segment information based on how it internally evaluates the operating performance of its business units, or segments. The Company’s operations are confined to one business segment: the development of novel drugs and diagnostics.

The Company’s reportable segment reflects the manner in which its chief operating decision maker ("CODM") allocates resources and assesses performance. The Company's CODM is the President and Chief Executive Officer. The primary measure used by the Company's CODM for purposes of allocating resources is based on net loss that also is reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as cash and cash equivalents.

The Company has not generated any product revenue in the current period and expects to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through stages of development and clinical trials.

As such, the CODM uses cash forecast models in deciding how to invest in the development of novel drugs and diagnostics. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results, net cash used in operating activities for the period and cash on hand are used in assessing performance of the segment.

The following table summarizes expenses by category regularly reviewed by the CODM (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating expenses
Research and development	$69,637	$89,423	$68,032
General and administrative	71,809	16,534	11,988
Other segment items(a)	(117,104)	(8,740)	(3,774)
Net loss	$24,342	$97,217	$76,246

(a) Other segment items include interest income, other income, net and gain from change in fair value of warrant liabilities.

The following table summarizes assets regularly reviewed by the CODM (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$128,574	$121,136

For the year ended December 31, 2024, and 2023, the net cash used in operating activities was $116.9 million and $82.0 million, respectively.

Stock-based Compensation

The Company recognizes non-cash expense for the fair value of all stock options and other share-based awards. The Company uses the Black-Scholes option valuation model (“Black-Scholes”) to calculate the fair value of stock options, using the single-option award approach and straight-line attribution method. This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore, are subject to management’s judgment. For all options granted, it recognizes the resulting fair value as expense on a straight-line basis over the vesting period of each respective stock option, generally one to four years.

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

Net Loss per Share

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. A net loss causes all potentially dilutive securities to be anti-dilutive. Potentially dilutive securities consist of outstanding common stock options and Performance Awards. There is no difference between the Company’s net loss and comprehensive loss. The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands, except net loss per share data):

	Years ended December 31,
	2024	2023	2022
Numerator, basic:
Net loss	$(24,342)	$(97,217)	$(76,246)
Denominator, basic:
Weighted average common shares outstanding	46,329	41,932	40,202
Net loss per share, basic	(0.53)	(2.32)	(1.90)

Numerator, diluted:
Net loss	$(24,342)	$(97,217)	$(76,246)
Adjustment for change in fair value of warrant liabilities	(43,793)	—	—
Adjusted numerator, diluted	$(68,135)	$(97,217)	$(76,246)
Denominator, diluted:
Weighted average common shares outstanding	46,329	41,932	40,202
Dilutive effect of common stock warrants	275	—	—
Weighted average dilutive common shares	46,604	41,932	40,202
Net loss per share, diluted	$(1.46)	$(2.32)	$(1.90)

Dilutive common stock options excluded from net loss per share, diluted	3,154	2,123	2,055
Dilutive Performance Awards excluded from loss per share, diluted	7	7	7

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC“) 480, “Distinguishing Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Incentive Bonus Plan

In 2020, the Company established the 2020 Cash Incentive Bonus Plan (the “CIB Plan”) to incentivize CIB Plan participants. Awards under the CIB Plan are accounted for as liability awards under ASC 718 “Stock-based Compensation”. The fair value of each potential CIB Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the CIB Plan will be recognized over the expected achievement period for each CIB Plan award, when a Performance Condition (as defined below) is considered probable of being met. See Note 11 for further discussion of the CIB Plan.

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

Intangible Assets

Acquired intangible assets are recorded at fair value at the date of acquisition and primarily consist of lease-in-place agreements and leasing commissions. Intangible assets are amortized over the estimated life of the lease-in-place agreements. Intangible assets also include leasing commissions, which are amortized over the life of the lease agreement.

Intangible assets are reviewed for impairment on an annual basis, and when there is reason to believe that their values have been diminished or impaired. If intangible assets are considered to be impaired, an impairment loss is recognized.

Insurance Recoveries

We record proceeds from our insurance policies when the loss event has occurred, and proceeds are estimable and probable of being recovered. Insurance recoveries and proceeds received are recorded as a reduction to general and administrative expense. There was approximately $9.9 million and $0.1 million of insurance recoveries recorded during the year ended December 31, 2024 and 2023, respectively. The applicable policy year had a $10.0 million recovery limit which has been reached at December 31, 2024.

Related Party Transactions

On July 15, 2024, our former President and Chief Executive Officer resigned from the Company, effective as of September 13, 2024 (the “Effective Date”). Pursuant to the terms of his employment agreement, our former President and Chief Executive Officer is receiving severance compensation equal to $1.23 million over twelve months following the Effective Date. Severance compensation was included in general and administrative expense.

On July 16, 2024, our former Senior Vice President (SVP), Neuroscience agreed to step down from her employment with the Company, effective immediately. Our former SVP, Neuroscience is the spouse of our former President and Chief Executive Officer. Pursuant to a separation agreement, our former SVP, Neuroscience is receiving severance compensation equal to $0.5 million in quarterly installments over twelve months. Severance compensation was included in research and development expense.

Included in accrued compensation and benefits at December 31, 2024 is approximately $1.2 million of accrued severance costs for the two former senior officers.

On July 16, 2024, the Company entered into a one-year consulting agreement with the Company’s former SVP, Neuroscience. Pursuant to the terms of the consulting agreement, the consultant is providing services for purposes of providing information and support for scientific research and/or obtaining governmental approval for the Company’s products. The Company will pay $500 per hour for such consulting services. The Company incurred fees totaling $43,000 under the consulting agreement during the year ended December 31, 2024.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU includes amendments that expand the existing reportable segment disclosure requirements and requires disclosure of (i) significant expense categories and amounts by reportable segment as well as the segment’s profit or loss measure(s) that are regularly provided to the chief operating decision maker (the “CODM”) to allocate resources and assess performance; (ii) how the CODM uses each reported segment profit or loss measure to allocate resources and assess performance; (iii) the nature of other segment balances contributing to reported segment profit or loss that are not captured within segment revenues or expenses; and (iv) the title and position of the individual or name of the group or committee identified as the CODM. This guidance requires retrospective application to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance and has included enhanced disclosures relating to its reportable segments. See Business Segments, included in this Note 2 to the Consolidated Financial Statements, for the Company's updated disclosure.

Accounting Guidance Issued But Not Adopted as of December 31, 2024

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU includes amendments that require entities to bifurcate specified expense line items on the income statement into underlying components, including employee compensation, depreciation, and intangible asset amortization, as applicable. Qualitative descriptions of the remaining components are required. These enhanced disclosures are required for both interim and annual periods. In January 2025, the FASB subsequently issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to provide clarification on the ASU's effective date. The new standard is effective for fiscal years beginning after December 15, 2026 on a prospective basis with the option to apply it retrospectively, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The adoption of this guidance will result in the Company being required to include enhanced disclosures around income statement expenses.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The adoption of this guidance will result in the company being required to include enhanced income tax related disclosures.

3. Prepaid Expenses and Other Current Assets

Prepaid and other current assets at  December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid insurance	$800	$759
Contract research organization and other deposits	6,173	6,489
Interest receivable	947	962
Other	38	287
Total prepaid expenses and other current assets	$7,958	$8,497

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

4. Real Property and Other Income, Expense

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At December 31, 2024, the Company occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. Gross rental income under existing third-party leases at December 31, 2024 is expected to total $0.3 million in 2025, $0.4 million in 2026 and $0.2 million in 2027.

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

	Years ended December 31,
	2024	2023	2022

Lease revenue	$1,244	$2,283	$2,459
Property operating expenses	(832)	(1,376)	(1,462)
Other income, net	$411	$907	$997

The Company had accrued property taxes related to the building totaling $254,000 and $338,000 at  December 31, 2024 and 2023, respectively, included in other current liabilities.

5. Property and Equipment

The components of property and equipment, net, as of  December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	494	494
Tenant improvements	3,062	3,062
Furniture and equipment	875	868
Construction in progress	55	—
Gross property and equipment	$24,200	$24,138
Accumulated depreciation	(3,236)	(2,284)
Property and equipment, net	$20,964	$21,854

Depreciation expense for property and equipment was $952,000, $1,084,000 and $804,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

6. Intangible Assets

The components of intangible assets, net, as of  December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	334	293
Gross intangible assets	$1,387	$1,346
Accumulated amortization	(1,350)	(1,170)
Intangible assets, net	$37	$176

Amortization expense for intangible assets was $180,000, $446,000 and $497,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Amortization expense for finite-lived intangible assets is expected to be as follows (in thousands):

For the year ending December 31,
2025	$17
2026	14
2027	6
Total amortization	$37

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

Common Stock Warrant Distribution

See Notes 2 and 13 regarding the distribution of common stock warrants on January 3, 2024.

At the Market (ATM) Common Stock Issuance

On May 1, 2023, the Company entered into an at-the-market offering program (“ATM”) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $200 million in common stock pursuant to a shelf registration statement that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 1, 2023 and became effective immediately upon filing. The Company is obligated to pay a commission of up to 3% of the gross proceeds from the sale of shares of common stock under the ATM. As of the filing of this Annual Report on Form 10-K, the Company is no longer a Well-Known Seasoned Issuer, as defined by the SEC. Thus, the Company is not eligible to sell securities under the ATM under its existing “automatic” shelf registration statement on Form S-3 unless and until it files a new Form S-3 that is declared effective by the SEC.

There were no common stock sales under the ATM during the year ended December 31, 2024 and 2023.

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

Stock Options

The following summarizes information about stock option activity during 2024:

		Weighted Average	Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic Value
	Options	Exercise Price	Term in Years	in Millions

Outstanding as of December 31, 2023	3,039,029	$15.13	6.21	$30.28
Options granted	2,083,000	26.65
Options exercised	(240,147)	5.25
Options forfeited/canceled	(418,854)	24.64
Outstanding as of December 31, 2024	4,463,028	20.15	7.61	$0.30
Vested and expected to vest at December 31, 2024	3,965,665	19.93	7.44	$0.30
Exercisable at December 31, 2024	1,794,501	$12.86	4.95	$0.30

Of the stock options exercised during the year ended December 31, 2024, 6,634 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. In addition, an employee surrendered 6,500 shares of common stock in conjunction with a net exercise of a stock option. The common shares surrendered were retired by the Company.

The following summarizes information about stock options at December 31, 2024 by a range of exercise prices:

		Options outstanding			Options exercisable
			Weighted
			average	Weighted		Weighted
		Number of	remaining	average	Number of	average
Range of exercise prices		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$0.95	$4.10	900,303	3.5	$2.80	900,303	$2.80
$5.46	$17.54	1,049,656	7.1	$16.21	560,765	$15.06
$18.78	$26.57	539,277	8.7	$21.90	197,198	$21.81
$26.91	$26.91	1,080,000	9.7	$26.91	364	$26.91
$27.42	$77.00	893,792	9.2	$33.02	135,871	$57.40
		4,463,028	7.6	$20.15	1,794,501	$12.86

The Company uses Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of the Company’s common stock. Factors utilized in Black-Scholes to value each stock option granted, and the weighted average fair value of options granted during the years ended  December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Volatility	151% to 170%	152% to 155%	151% to 154%
Risk-free interest rates	3.53% to 4.47%	3.82% to 4.37%	1.98% to 3.69%
Expected life of option (in years)	7	7	7
Dividend yield	zero	zero	zero
Forfeiture rate	4.3%	zero	zero
Weighted average fair value of stock options granted	$25.85	$18.21	$35.16

Volatility is based on reviews of the historical volatility of the Company’s common stock. Risk-free interest rates are based on yields of U.S. treasury notes in effect at the date of grant. Expected life of option is based on actual historical option exercises. Dividend yield is zero because the Company does not anticipate paying cash dividends in the foreseeable future.

As of December 31, 2024, the Company expects to recognize compensation expense of $50.6 million related to non-vested options held by equity plan participants over the weighted average remaining recognition period of 2.3 years.

Performance Awards

The following summarizes information about performance award activity during 2024:

Number of Performance Awards
Outstanding as of December 31, 2023	7,142
Granted	—
Vested	—
Forfeited/canceled	—
Outstanding as of December 31, 2024	7,142

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

Stock-Based Compensation Expense

The following summarizes information about stock-based compensation expense, in thousands:

	Years ended December 31,
	2024	2023	2022

Research and development	$6,492	$2,050	$1,631

General and administrative	9,799	2,536	435

Total stock-based compensation expense	$16,291	$4,586	$2,066

On September 13, 2024, the Company entered into a Consulting Agreement with our former President and Chief Executive Officer for a period of one year, which was subsequently terminated on January 23, 2025. The services to be provided under the Consulting Agreement were not deemed substantive for continuous service requirements of stock option vesting, resulting in a stock option modification under ASC 718. The Company's stock-based compensation expense for the year ended December 31, 2024 included approximately $0.6 million from the stock option modification accounting. See further discussion in Note 2 under "Related Party Transactions". There were no such costs during the years ended December 31, 2023 and 2022.

8. Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of all employees. Through December 31, 2024, the Company has not made any matching contributions to the 401(k) plan.

9. Income Taxes

The Company did not provide for income taxes during the periods presented because it had book and federal taxable losses in those years and the tax benefit that would have resulted from the pre-tax losses was fully offset by a change in the valuation allowance.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for periods presented was as follows:

	Year ended December 31,
	2024	2023	2022
Tax at federal statutory rate	21%	21%	21%
State tax, net of federal benefit	—	—	—
Share-based compensation	(5.7)	0.2	(0.5)
Research and development credits	15.4	5.1	4.9
Section 162(m) limitation	(0.2)	—	(0.2)
Uncertain tax positions	(6.1)	(2.0)	(2.0)
Tax attribute expiration	(4.1)	—	—
Change in fair value of warrant liabilities	93.3	—	—
SEC settlement payment	(34.5)	—	—
Other	0.3	(0.3)	0.2
Change in valuation allowance	(79.4)	(24.0)	(23.4)
Effective income tax rate	—%	—%	—%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred taxes assets at  December 31, 2024 and 2023 were valued at the corporate tax rate of 21%. The Company offsets its deferred tax assets by a valuation allowance because it is uncertain about the timing and amount of any future profits. Significant components of its deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$43,148	$33,322
Share-based compensation	4,814	2,561
Research and development credit carryforwards	13,789	12,557
Capitalized research and development expenses	33,598	27,538
Other	1,340	1,371
Total deferred tax assets	96,689	77,349
Valuation allowance	(96,689)	(77,349)
Net deferred tax assets	—	—
Deferred tax liabilities:
Operating lease right-of-use assets	—	—
Total deferred tax liabilities	—	—
Net deferred tax asset (liability)	$—	$—

The valuation allowance increased by $19.4 million and $23.3 million in 2024 and 2023, respectively, due primarily to continuing operations.

The Company’s net operating loss carryforwards of $205.5 million are federal, of which $74.1 million expires between 2029 and 2037 and $131.4 million carries forward indefinitely. As of December 31, 2024, the Company had federal research and development tax credits of approximately $23.0 million, which expire in the years 2025 through 2044.

Unrecognized tax benefits

As of December 31, 2024, 2023 and 2022, the Company has unrecognized tax benefits related to tax credits of $9.2 million, $8.4 million and $6.5 million, respectively. None of the unrecognized tax benefits as of December 31, 2024, if recognized, would impact the effective tax rate due to the valuation allowance and no interest or penalties have been recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Beginning balance	$8,413	$6,496	$5,001
Expired research and development tax credits	$(665)	$(50)	$—
Additions based on tax positions related to the current year	1,494	1,967	1,495
Ending balance	$9,242	$8,413	$6,496

As of December 31, 2024, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

The Company files U.S. and Texas income tax returns. In the United States, the statute of limitations with respect to the federal income tax returns for tax years after 2020 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2021 tax year and make adjustments to these net operating loss carryforwards. We are not under audit in any taxing jurisdiction at this time.

10. Commitments

Other Commitments

The Company conducts its product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. It has contractual arrangements with these organizations that are generally cancelable. The Company’s obligations under these contracts are largely based on services performed. The Company also had non-cancellable commitments for the manufacture of simufilam's active pharmaceutical ingredient totaling approximately $1.2 million recorded in prepaid expenses and other current assets at December 31, 2024. The Company is dependent on contract development and manufacturing organizations for the manufacture of all our materials for clinical studies.

On February 26, 2025, the Company entered into a License Agreement (the “License Agreement”) with Yale University (“Yale”) pursuant to which the Company was granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of Tuberous Sclerosis Complex (TSC)-related epilepsy and other potential indications. Pursuant to the License Agreement, the Company has agreed to use reasonable commercial efforts to implement a plan that it has designed for such development and commercialization. In exchange for the rights acquired pursuant to the License Agreement, the Company agreed to pay Yale (i) a nominal upfront license fee, (ii) payments upon the achievement of specified clinical, regulatory and commercial milestones, totaling up to $4.5 million and (iii) upon transfer to a third party in connection with a regulatory priority review voucher, if issued, a low-to-mid double digit percentage of any consideration received for such transfer. The Company also agreed to pay Yale tiered royalties, ranging from a low- to mid- single digit percentage, on aggregate net sales of licensed products, subject to tiered minimum annual royalty payments ranging from the low- to mid- hundreds of thousands of dollars.

Unless earlier terminated, the License Agreement will continue on a country-by-country basis until the later of (i) the date on which the last valid claim of the license patents expires or otherwise lapses, (ii) the end of any government or regulatory exclusivity period, and (iii) 10 years following the date of first sale of licensed product in such country.

Note 11.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the CIB Plan. The CIB Plan was established to promote the long-term success of the Company by creating an “at-risk” cash bonus program that rewards CIB Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market capitalization. The CIB Plan is considered “at-risk” because CIB Plan participants will not receive a cash bonus unless the Company’s market capitalization increases significantly and certain other conditions specified in the CIB Plan are met. Specifically, CIB Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the CIB Plan. Because of the inherent discretion and uncertainty regarding these requirements, the Company has concluded that a CIB Plan grant date has not occurred as of December 31, 2024.

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

The Company’s market capitalization for purposes of the CIB Plan is determined based on either (1) the closing price of one share of the Company's common stock on the Nasdaq Capital Market multiplied by the total issued and outstanding shares and options to purchase shares of the Company, or (2) the aggregate consideration payable to security holders of the Company in a Merger Transaction. This constitutes a market condition under applicable accounting guidance.

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

During the year ended December 31, 2021, the Company achieved 11 additional Valuation Milestones. On February 13, 2025, the Compensation Committee concluded that no discretionary cash bonus amounts would be awarded for the 11 milestones achieved in 2021 nor for the 2 remaining CIB Plan milestones, which have not been achieved. Therefore, no compensation expense has been recorded and no payments have been made since no grant date has occurred and no Performance Conditions are considered probable of being met.

The achievement the 11 milestones in 2021 triggered a non-discretionary potential Company obligation to a CIB Plan participant of $74.9 million (after taking into account the March 2023 CIB Plan amendment) and contingent upon future satisfaction of a Performance Condition. However, no compensation expense has been recorded and no payments have been made since no grant date has occurred and no Performance Conditions are considered probable of being met.

No Valuation Milestones were achieved during the years ended December 31, 2024, 2023 and 2022.

As discussed in Note 12, on January 24, 2025, the Delaware Court of Chancery entered a Final Order and Judgment approving the Stipulation and dismissing an action related to the CIB Plan with prejudice. The Final Order and Judgment requires the Company to further amend the CIB Plan, as provided in the Stipulation.

No actual cash payments were authorized or made to participants under the CIB Plan through December 31, 2024 and the date of filing of this Annual Report on Form 10-K.

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

On September 26, 2024, the Company announced that it had reached a settlement with the SEC resolving the SEC investigation of the Company’s disclosures regarding its Phase 2b clinical trial of simufilam for the treatment of Alzheimer’s disease (the “Phase 2b Study”) and related matters. The SEC also agreed to a settlement with two former senior employees of the Company. Pursuant to these settlements, the U.S. District Court for the Western District of Texas entered final consent judgment on October 18, 2024, on a complaint filed by the SEC against the Company and its two former senior employees. The Company has neither admitted nor denied the allegations of the complaint. The SEC’s complaint alleged that certain disclosures by the Company regarding the Phase 2b Study violated certain federal securities laws and SEC rules, including negligence-based disclosure violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), as well as recordkeeping and reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaint alleges that the Company’s SEC reports and other public statements regarding the Phase 2b Study negligently contained materially misleading statements and omissions. The SEC’s allegations with respect to the Company’s two former employees relate to these employees’ roles in such disclosures. Under its settlement, the Company consented to a permanent injunction against future violations of Section 17(a) of the Securities Act, Section 13(a)(1) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11 and 13a-13 under the Exchange Act. In addition, the Company paid a civil monetary penalty of $40 million in November 2024.

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

On June 30, 2022, a federal judge consolidated the four class action lawsuits into one case and appointed a lead plaintiff and a lead counsel. Lead plaintiff filed a consolidated amended complaint on August 18, 2022 on behalf of a putative class of purchasers of the Company’s securities between September 14, 2020 and July 26, 2022. On May 11, 2023, the court dismissed with prejudice plaintiffs’ claims against defendant Nadav Friedmann, PhD, MD, our former Chief Medical Officer and a Company director, who is now deceased, but otherwise denied defendants’ motion to dismiss. Defendants filed an answer to the consolidated amended complaint on July 3, 2023. On February 22, 2024, plaintiffs filed a motion to supplement their complaint to extend the putative class period through October 12, 2023.  The court granted that Motion on June 12, 2024, and plaintiffs filed a supplemental complaint on June 13, 2024. On November 13, 2024, Plaintiffs filed a second motion to supplement their complaint. On March 13, 2024, plaintiffs filed a Motion for Class Certification. On February 25, 2025, the Court denied Plaintiff’s Motion for Class Certification without prejudice, explaining that rulings on pending motions, including specifically Plaintiffs’ second motion to supplement their complaint, could affect disposition of class certification.

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

On December 13, 2024, a putative class action lawsuit was filed, purportedly on behalf of the Company, alleging violations of the federal securities law by the Company and certain named officers. The complaint alleges that various statements made by the defendants regarding simufilam were revealed to be materially false and misleading by the release of top-line results for the Company’s RETHINK-ALZ Phase 3 clinical trial on November 25, 2024. The action was filed in the U.S. District Court for the Western District of Texas. The complaint seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between February 7, 2024, and November 24, 2024. The Company believes that the likelihood of an unfavorable outcome is not probable, however, it is reasonably possible that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of potential loss at this time.

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s Board. The complaint alleges, among other things, that the individual defendants breached their fiduciary duties by approving the CIB Plan in August 2020. The complaints sought unspecified compensatory damages and other relief. On January 6, 2023, the plaintiffs filed an amended complaint. Defendants filed a partial answer to the amended complaint on March 10, 2023, and moved to partially dismiss the amended complaint on March 14, 2023.

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

On June 26, 2024, the Delaware Court of Chancery entered the Scheduling Order, which included approval of the Notice.  The Delaware Court of Chancery held a settlement hearing on September 9, 2024. On January 24, 2025, the Delaware Court of Chancery entered a Final Order and Judgment approving the Stipulation and dismissing the action with prejudice. Pursuant to the Final Order, the Company paid $1 million in attorneys’ fees and expenses in February 2025, which was recorded in accounts payable and other accrued expenses at December 31, 2024.

Anti-SLAPP Lawsuit

On August 6, 2024, a lawsuit was filed in the District Court for the Southern District of New York which, as amended and as joined by intervenor plaintiffs, asserts claims, including a claim under the New York Anti-SLAPP Law, against the Company and against two former officers to whom the Company has certain indemnification obligations. The amended complaint and the complaint in intervention seeks costs and damages relating to a defamation action filed by the Company against the plaintiffs and subsequently dismissed voluntarily and without prejudice by the Company. The Company intends to defend the lawsuit vigorously. The Company is unable to estimate the possible loss or range of loss, if any, associated with this lawsuit.

13. Warrant Dividend Distribution

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

Gross proceeds for the year ended December 31, 2024 from the warrant distribution totaled approximately $126.3 million from the issuance of approximately 5.7 million common shares at $22.00 per share. Total net proceeds of the warrant distribution were approximately $123.6 million after deducting exercise expenses and commissions.

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

The outstanding warrants were classified as liabilities in accordance with ASC 480 and ASC 815, which requires the warrants to be measured at initial fair value on January 3, 2024 and at each reporting period thereafter, with the changes in fair value recognized as a non-cash gain or loss in our consolidated statements of operations. As of December 31, 2024, there were no warrants outstanding.

During the period from common stock warrant distribution on January 3, 2024 to the Redemption Date, changes in the Company's common stock warrants liability and warrants outstanding were as follows (in thousands):

	Number of Common Stock Warrants	Common Stock Warrant Liability
Distribution of common stock warrants on January 3, 2024	16,895	$113,363
Warrants exercised	(674)	(4,954)
Gain from change in fair value of warrant liabilities	—	(43,041)
Balance at March 31, 2024	16,221	65,368
Warrants exercised	(3,152)	(226)
Gain from change in fair value of warrant liabilities	—	(65,142)
Redemption of common stock warrants	(13,069)	—
Balance as of June 30, 2024	—	$—
Balance as of September 30, 2024	—	$—
Balance as of December 31, 2024	—	$—

See Note 2 for additional information regarding common stock warrants and associated warrant liability.

14. Subsequent Event

On January 7, 2025, the Company announced a reduction its workforce by 10 employees, a reduction of 33% (the “Workforce Reduction”). The Company communicated the Workforce Reduction to affected employees on January 7, 2025.

The Company estimates that it will incur approximately $0.4 million of one-time costs in connection with the Workforce Reduction, primarily related to severance payments. The Company expects the Workforce Reduction to be completed, and the majority of the associated costs and cash payments to be incurred, during the first quarter of 2025.

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

Management’s annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2024. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 Framework).

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

Based on it’s assessment under the COSO framework, management concluded that our internal control over financial reporting as of December 31, 2024 was effective.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a “smaller reporting company,” management’s report is not subject to attestation by our registered public accounting firm.

Item 9B.    Other Information

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information regarding our directors (other than the biographies below), executive officers, director nomination process and the audit committee of the Board is incorporated by reference from "Directors and Executive Officers" in our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Biographies of Directors and Executive Officers

Richard J. Barry has served as a director since June 2021 and was appointed Chief Executive Officer in September 2024. Mr. Barry served as Executive Chairman of the Board beginning July 2024 until his appointment as Chief Executive Officer. Since June 2015, Mr. Barry has also served as a director of Sarepta Therapeutics, Inc., (Nasdaq: SRPT). Mr. Barry has extensive experience in the investment management business. He was a founding member of Eastbourne Capital Management LLC, and served as a Managing General Partner and Portfolio Manager from 1999 to its close in 2010. Prior to Eastbourne, Mr. Barry was a Portfolio Manager and Managing Director of Robertson Stephens Investment Management. Mr. Barry holds a Bachelor of Arts from Pennsylvania State University.

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

Claude Nicaise, M.D. has served as a director since December 2023. Since June 2015, Dr. Nicaise has also served as a director of Sarepta Therapeutics, Inc., (Nasdaq: SRPT). Since January 2021, Dr. Nicaise has served as a member of the board of directors of Gain Therapeutics. Since March 2021, Dr. Nicaise has served as a member of the board of directors of Chemomab Therapeutics Ltd. Dr. Nicaise has held clinical/regulatory leadership roles that have resulted in 14 new drug approvals in various diseases areas, including neuroscience. Dr. Nicaise is the founder of Clinical Regulatory Services, a company providing advice on clinical and regulatory matters to biotechnology companies. Dr. Nicaise served as Executive Vice President, Regulatory and Head of Research and Development at Ovid Therapeutics Inc., a company that develops medicines for orphan diseases of the brain, from 2015 to 2023. Dr. Nicaise was a Senior Vice President of Strategic Development and Global Regulatory Affairs at Alexion Pharmaceuticals from 2008 to 2014. From 1983 to 2008, Dr. Nicaise served in various positions of increasing responsibility at Bristol-Myers Squibb, including senior positions such as Vice President of Global Development and Vice-President of Worldwide Regulatory Science and Strategy. Dr. Nicaise received his M.D. from the Université Libre de Bruxelles in Belgium.

Michael J. O’Donnell, Esq. has served as a director since 1998. Mr. O’Donnell is employed at the law firm of Orrick Herrington Sutcliffe LLP since June 2021 with the title Senior Partner. Orrick, Herrington & Sutcliffe LLP provides legal services to the Company. Previously, Mr. O’Donnell was a member of Morrison & Foerster LLP from 2011 to 2021. Mr. O’Donnell serves as corporate counsel to numerous public and private biopharmaceutical and life sciences companies. Previously, Mr. O’Donnell was a member of Wilson Sonsini Goodrich & Rosati. Mr. O’Donnell received his J.D., cum laude, from Harvard University and his B.A. from Bucknell University, summa cum laude.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2024.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2024:

Number of
	Securities to be		Weighted Average		Number of Securities
	Issued Upon		Exercise Price of		Remaining Available
	Exercise of		Outstanding		for Future Issuance
	Outstanding		Options,		Under Equity
	Options, Warrants		Warrants		Compensation
	and Rights		and Rights		Plans
Equity compensation plans approved by stockholders	4,470,170	(1)	$20.12	(2)	1,023,595	(3)
Equity compensation plans not approved by stockholders	—		—		—
	4,470,170		$20.12		1,023,595

(1)	Includes outstanding stock options and awards for 753,725 shares of our common stock under the 2008 Plan and 3,716,445 shares of our common stock under the 2018 Plan.
(2)	Includes the weighted average stock price for outstanding stock options of $6.17 under the 2008 Plan and $22.96 for the 2018 Plan.
(3)	Represents 965,578 shares of our common stock for the 2018 Plan and 58,017 for the Employee Stock Purchase Plan. No future awards shall occur under the 2008 Plan.

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

(b) Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	9/13/23	3.4
4.1	Specimen Common Stock Certificate.	10-Q	8/12/2019	4.1
4.2	Description of Registrant’s Securities.				X
4.3	Warrant Agreement (including Form of Warrant), dated January 3, 2024, between the Company, Computershare Inc., a Delaware corporation, and Computershare Trust Company, N.A., as Warrant Agent.	8-K	1/3/24	4.1
10.1	Form of Indemnification Agreement between Registrant and each of its directors and officers.	10-K	3/1/2022	10.1
10.5*	Employment Agreement, dated July 1, 1998 and amended December 17, 2008, between Registrant and Remi Barbier.	10-K	2/13/2009	10.12
10.6*	2000 Employee Stock Purchase Plan, as amended and restated.	10-Q	7/29/2010	10.1
10.7*	2008 Equity Incentive Plan.	8-K	5/29/2008	10.1
10.8*	Amendment Number 1 to the 2008 Equity Incentive Plan.	10-Q	8/1/2013	10.1
10.9*	Amendment No. 2 to Employment Agreement between Registrant and Remi Barbier.	10-Q	8/1/2013	10.2
10.10*	2018 Omnibus Incentive Plan.	8-K	5/11/2018	10.1
10.11	Capital On DemandTM Sales Agreement, dated as of May 1, 2023, between Cassava Sciences, Inc. and JonesTrading Institutional Services LLC	8-K	5/1/2023	1.1
10.12*	Cassava Sciences, Inc. 2020 Cash Incentive Bonus Plan (As Amended March 16, 2023)	10-Q	8/3/2023	10.2
10.13*	Employment Agreement, executed on October 9, 2018, by and between Registrant and Eric Schoen.	8-K	10/11/2018	10.1
10.14*	Employment agreement amendment, dated May 20, 2024, by and between Cassava Sciences, Inc. and Eric J. Schoen	8-K	5/22/2024	10.1
10.15*	Remi Barbier Consulting Agreement, dated September 13, 2024	8-K	9/17/2024	10.1
10.16*	Employment agreement, dated October 1, 2024, by and between Cassava Sciences, Inc. and Richard J. Barry	8-K	10/1/2024	10.1
10.17*	Employment Agreement, executed on January 1, 2021, by and between Registrant and Dr. James Kupiec.	8-K	1/6/2021	10.1
10.18+	Master Services Agreement between Cassava Sciences, Inc. and Evonik Corporation, dated February 22, 2021.	8-K	3/11/2021	10.1
10.19+	Master Services Agreement between Cassava Sciences, Inc. and Premier Research International LLC, dated June 11, 2021	10-Q	8/4/2021	10.3

10.20+	Agreement of Sale and Purchase Between DWF IV Lakewood, LP and Cassava Sciences, Inc. dated July 2, 2021	10-Q	11/15/2021	10.4
10.21*	Amendment 1 to 2018 Omnibus Incentive Plan	10-Q	8/4/2022	10.1
10.22*	Employment Agreement, executed on October 13, 2022, by and between Registrant and R. Christopher Cook	8-K	10/27/2022	10.1
10.23*	Cassava Sciences Non-Employee Director Compensation Plan	10-Q	8/3/2023	10.3
10.24*	Employment Agreement, executed on November 18, 2024, by and between Registrant and Freda Nassif				X
10.25+	License Agreement, dated February 26, 2025, by and between Cassava Sciences, Inc. and Yale University	8-K	2/27/2025	10.1
19.1	Insider Trading Policy				X
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Policy Regarding Recovery of Erroneously Awarded Compensation				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101).				X

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

Cassava Sciences, Inc.
(Registrant)

/s/ RICHARD J. BARRY
Richard J. Barry,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD J. BARRY	President, Chief Executive Officer and	March 3, 2025
Richard J. Barry	Director
(Principal Executive Officer)

/s/ ERIC J. SCHOEN	Chief Financial Officer	March 3, 2025
Eric J. Schoen	(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT ANDERSON, JR.	Director	March 3, 2025
Robert Anderson, Jr.

/s/ RICHARD J. BARRY	Director	March 3, 2025
Richard J. Barry

/s/ PIERRE GRAVIER	Director	March 3, 2025
Pierre Gravier

/s/ ROBERT Z. GUSSIN, PH.D.	Director	March 3, 2025
Robert Z. Gussin, Ph.D.

/s/ CLAUDE NICAISE, M.D.	Director	March 3, 2025
Claude Nicaise, M.D.

/s/ MICHAEL J. O'DONNELL, ESQ.	Director	March 3, 2025
Michael J. O'Donnell, Esq.

/s/ PATRICK SCANNON, M.D., PH.D.	Director	March 3, 2025
Patrick Scannon, M.D., Ph.D.