Form 10-Q
period 2025-03-31
CASSAVA SCIENCES INC
filed 2025-05-08
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value	48,307,896
Shares Outstanding as of May 5, 2025

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except share and par value data)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$117,328	$128,574
Prepaid expenses and other current assets	2,823	7,958
Total current assets	120,151	136,532
Property and equipment, net	20,781	21,001
Total assets	$140,932	$157,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,192	$7,654
Accrued development expense	4,077	2,440
Accrued compensation and benefits	855	1,357
Other current liabilities	113	299
Total current liabilities	13,237	11,750
Other non-current liabilities	79	79
Total liabilities	13,316	11,829
Commitments and contingencies (Notes 8, 9 and 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 48,307,896 and 48,203,179 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	48	48
Additional paid-in capital	556,082	550,767
Accumulated deficit	(428,514)	(405,111)
Total stockholders' equity	127,616	145,704
Total liabilities and stockholders' equity	$140,932	$157,533

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2025	2024
Operating expenses:
Research and development	$13,666	$16,233
General and administrative	10,920	3,701
Total operating expenses	24,586	19,934
Operating loss	(24,586)	(19,934)
Interest income	1,265	1,776
Other income (loss), net	(82)	160
Gain from change in fair value of warrant liabilities	—	43,041
Net income (loss)	$(23,403)	$25,043

Shares used in computing net income (loss) per share, basic	48,262	43,001
Net income (loss) per share, basic	$(0.48)	$0.58
Numerator, diluted:
Net income (loss)	$(23,403)	$25,043
Adjustment for change in fair value of warrant liabilities	—	(43,792)
Adjusted numerator, diluted	$(23,403)	$(18,749)
Shares used in computing net loss per share, diluted	48,262	44,102
Net loss per share, diluted	$(0.48)	$(0.43)

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2023	42,236,919	$42	$518,195	$(380,769)	$137,468
Stock-based compensation for:
Stock options for employees	—	—	2,312	—	2,312
Stock options for non-employees	—	—	23	—	23
Issuance of warrants	—	—	(113,363)	—	(113,363)
Issuance of common stock pursuant to exercise of warrants	1,011,497	1	22,159	—	22,160
Derecognition of warrant liabilities upon exercise of warrants	—	—	4,954	—	4,954
Net income	—	—	—	25,043	25,043
Balance at March 31, 2024	43,248,416	$43	$434,280	$(355,726)	$78,597

Balance at December 31, 2024	48,203,179	$48	$550,767	$(405,111)	$145,704
Stock-based compensation for:
Stock options for employees	—	—	5,189	—	5,189
Stock options for non-employees	—	—	36	—	36
Issuance of common stock pursuant to exercise of stock options	104,717	—	90	—	90
Net loss	—	—	—	(23,403)	(23,403)
Balance at March 31, 2025	48,307,896	$48	$556,082	$(428,514)	$127,616

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(23,403)	$25,043
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,225	2,335
Gain from change in fair value of warrant liabilities	—	(43,041)
Depreciation and amortization	220	311
Changes in operating assets and liabilities:
Prepaid and other current assets	5,135	(1,333)
Accounts payable and accrued expenses	538	(970)
Accrued development expense	1,637	(1,240)
Accrued compensation and benefits	(502)	28
Other liabilities	(186)	(260)
Net cash used in operating activities	(11,336)	(19,127)
Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from exercise of common stock warrants, net of exercise costs	—	22,160
Proceeds from issuance of common stock upon exercise of stock options	90	—
Net cash provided by financing activities	90	22,160
Net increase (decrease) in cash and cash equivalents	(11,246)	3,033
Cash and cash equivalents at beginning of period	128,574	121,136
Cash and cash equivalents at end of period	$117,328	$124,169

Supplemental cash flow information:
Non-cash financing activities
Issuance of warrants resulting in recognition of warrant liabilities	—	113,363
Derecognition of warrant liabilities upon exercise of warrants	—	(4,954)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $428.5 million at March 31, 2025. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

Note 2.  Significant Accounting Policies

Use of Estimates

The Company makes estimates and assumptions in preparing its condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount expenses incurred during the reporting period. The Company evaluates its estimates on an ongoing basis, including those estimates related to common stock warrant liabilities, clinical trials and manufacturing agreements. Actual results could differ from these estimates and assumptions.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at March 31, 2025 and December 31, 2024.

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

The Company’s reportable segment reflects the manner in which its chief operating decision maker ("CODM") allocates resources and assesses performance. The Company's CODM is the President and Chief Executive Officer. The primary measure used by the Company's CODM for purposes of allocating resources is based on net loss that also is reported on the consolidated statements of operations as consolidated net loss. The measure of segment assets is reported on the balance sheet as cash and cash equivalents.

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

The following table summarizes expenses by category regularly reviewed by the CODM (in thousands):

	Three months ended March 31,
	2025	2024
Operating expenses
Research and development	$(13,666)	$(16,233)
General and administrative	(10,920)	(3,701)
Other segment items(a)	1,183	44,977
Net income (loss)	$(23,403)	$25,043

(a) Other segment items include interest income, other income, net and gain from change in fair value of warrant liabilities.

The following table summarizes assets regularly reviewed by the CODM (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$117,328	$128,574

For the three months ended March 31, 2025 and 2024, the net cash used in operating activities was $11.3 million and $19.1 million, respectively.

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

	Three months ended
	March 31,
	2025	2024
Numerator, basic:
Net income (loss)	$(23,403)	$25,043
Denominator, basic:
Weighted average common shares outstanding	48,262	43,001
Net income (loss) per share, basic	$(0.48)	$0.58

Numerator, diluted:
Net income (loss)	$(23,403)	$25,043
Adjustment for change in fair value of warrant liabilities	—	(43,792)
Adjusted numerator, diluted	$(23,403)	$(18,749)
Denominator, diluted:
Weighted average common shares outstanding	48,262	43,001
Dilutive effect of common stock warrants	—	1,101
Weighted average dilutive common shares	48,262	44,102
Net loss per share, diluted	$(0.48)	$(0.43)

Dilutive common stock options excluded from net loss per share, diluted	3,751	2,664
Dilutive Performance Awards excluded from net loss per share, diluted	7	7

The Company excluded common stock options and Performance Awards outstanding for the three months ended March 31, 2025 and 2024 from the calculation of net loss per share, diluted, because the effect of including outstanding options and Performance Awards would have been anti-dilutive. Warrants were included for the calculation of net loss per share, diluted, for the period ended  March 31, 2024 assuming each warrant was exercisable for one and one-half shares of common stock.

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

There were no warrants outstanding at March 31, 2025 or December 31, 2024.

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

Incentive Bonus Plan

In 2020, the Company established the 2020 Cash Incentive Bonus Plan (the “CIB Plan”) to incentivize CIB Plan participants. Awards under the CIB Plan are accounted for as liability awards under ASC 718 “Stock-based Compensation”. The fair value of each potential CIB Plan award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the CIB Plan will be recognized over the expected achievement period for each CIB Plan award, when a Performance Condition (as defined below) is considered probable of being met. See Note 9 for further discussion of the CIB Plan.

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

Insurance Recoveries

We record proceeds from our insurance policies when the loss event has occurred, and proceeds are estimable and probable of being recovered. Insurance recoveries and proceeds received are recorded as a reduction to general and administrative expense. There were no insurance recoveries during the three months ended March 31, 2025. There was approximately $3.0 million of insurance recoveries recorded during the three months ended March 31, 2024.

Related Party Transactions

On July 15, 2024, our former President and Chief Executive Officer resigned from the Company, effective as of September 13, 2024 (the “Effective Date”). Pursuant to the terms of his employment agreement, our former President and Chief Executive Officer is receiving severance compensation equal to $1.23 million paid ratably over twelve months following the Effective Date. The full amount of severance compensation was included in general and administrative expense in the period the agreement was executed and no severance compensation relating to this agreement was recognized in the three months ended March 31, 2025 or 2024.

On July 16, 2024, our former Senior Vice President (SVP), Neuroscience agreed to step down from her employment with the Company, effective immediately. Our former SVP, Neuroscience is the spouse of our former President and Chief Executive Officer. Pursuant to a separation agreement, our former SVP, Neuroscience is receiving severance compensation equal to $0.5 million paid in quarterly installments over twelve months. The full amount of severance compensation was included in research and development expense in the period the agreement was executed and no severance compensation relating to this agreement was recognized in the three months ended March 31, 2025 or 2024.

Included in accrued compensation and benefits at March 31, 2025 and December 31, 2024 is approximately $0.7 and $1.2 million, respectively, of accrued severance costs for the two former senior officers.

On July 16, 2024, the Company entered into a one-year consulting agreement with the Company’s former SVP, Neuroscience. Pursuant to the terms of the consulting agreement, the consultant is providing services for purposes of providing information and support for scientific research and/or obtaining governmental approval for the Company’s products. The Company agreed to pay $500 per hour for such consulting services. The Company did not incur any fees under the consulting agreement during the three months ended March 31, 2025 or 2024.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2025 and  December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid insurance	$403	$800
Contract research organization and other deposits	1,394	6,173
Interest receivable	864	947
Other	162	38
Total prepaid expenses and other current assets	$2,823	$7,958

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

Note 4. Real Property and Other Income, Expense

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex has approximately 90,000 square feet of rentable space. At March 31, 2025, the Company occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. Gross rental income under existing third-party leases at March 31, 2025 is expected to total $0.3 million in 2025, $0.4 million in 2026 and $0.2 million in 2027.

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

	Three months ended
	March 31,
	2025	2024
Lease revenue	$135	$403
Property operating expenses	(217)	(243)
Other income, net	$(82)	$160

The Company had accrued property taxes related to the building totaling $0.1 million and $0.3 million at  March 31, 2025 and December 31, 2024, respectively, included in other current liabilities.

Note 5. Property and equipment

The components of property and equipment, net, as of March 31, 2025 and  December 31, 2024 were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	494	494
Tenant improvements	3,062	3,062
Furniture and equipment	875	875
Construction in progress	55	55
Other	31	37
Gross property and equipment	$24,231	$24,237
Accumulated depreciation	(3,450)	(3,236)
Property and equipment, net	$20,781	$21,001

Depreciation expense for property and equipment was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Note 6. Stockholders’ Equity and Stock-Based Compensation Expense

Common Stock Warrant Distribution

See Notes 2 and 11 regarding the distribution of common stock warrants on January 3, 2024.

At-the-Market Common Stock Offering

On May 1, 2023, the Company entered into an at-the-market offering program (“ATM”) to sell, from time to time, shares of Company common stock having an aggregate offering price of up to $200 million in common stock pursuant to a shelf registration statement that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 1, 2023. The Company is obligated to pay a commission of up to 3% of the gross proceeds from the sale of shares of common stock under the ATM. However, the Company is no longer a Well-Known Seasoned Issuer, as defined by the SEC. Thus, the Company is not eligible to sell securities under the ATM under its existing “automatic” shelf registration statement on Form S-3 unless and until it files a new Form S-3 that is declared effective by the SEC.

There were no common stock sales under the ATM during the three months ended March 31, 2025 and 2024.

Stock Option and Performance Award Activity in 2025

During the three months ended March 31, 2025, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2024	4,463,028	7,142
Options granted	—	—
Options exercised	(225,209)	—
Options forfeited/canceled	(959,051)	—
Outstanding as of March 31, 2025	3,278,768	7,142

The weighted average exercise price per share of options outstanding at March 31, 2025 was $22.95. As outstanding options vest over the current remaining vesting period of 2.2 years, the Company expects to recognize stock-based compensation expense of $31.8 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $0.1 million over the implicit service period.

During the three months ended  March 31, 2025, there were 225,209 stock options exercised. Of the stock options exercised, 120,492 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $90,000 during the three months ended  March 31, 2025.

Subsequent to March 31, 2025, there were 1.3 million stock options granted to officers and employees of the Company at an exercise price of approximately $1.44 per share. The stock options vest in four equal annual installments (25% each year) with the initial 25% one year from the date of grant.

Stock-based Compensation Expense in 2025

During the three months ended March 31, 2025 and 2024, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended
	March 31,
	2025	2024
Research and development	$2,372	$973
General and administrative	2,853	1,362
Total stock-based compensation expense	$5,225	$2,335

The Company estimates forfeitures for each award in determining stock-based compensation expense. The Company recorded $0.8 million of estimated forfeitures during the three months ended March 31, 2025. There were no estimated forfeitures during the three months ended March 31, 2024.

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

Note 7. Income Taxes

The Company did not provide for income taxes during the three months ended March 31, 2025 because it has projected a taxable net loss for the full year 2025 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three months ended March 31, 2024.

Note 8. Commitments

The Company conducts its product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations that are cancelable. The Company’s obligations under these contracts are largely based on services performed. The Company also had non-cancellable commitments for the manufacture of simufilam's active pharmaceutical ingredient totaling approximately $1.2 million recorded in prepaid expenses and other current assets at March 31, 2025. The Company is dependent on contract development and manufacturing organizations for the manufacture of all our materials for clinical studies.

On February 26, 2025, the Company entered into a License Agreement (the “License Agreement”) with Yale University (“Yale”) pursuant to which the Company was granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of Tuberous Sclerosis Complex (“TSC”)-related epilepsy and other potential indications. Pursuant to the License Agreement, the Company has agreed to use reasonable commercial efforts to implement a plan that it has designed for such development and commercialization. In exchange for the rights acquired pursuant to the License Agreement, the Company agreed to pay Yale (i) a nominal upfront license fee, (ii) payments upon the achievement of specified clinical, regulatory and commercial milestones, totaling up to $4.5 million and (iii) upon transfer to a third party in connection with a regulatory priority review voucher, if issued, a low-to-mid double digit percentage of any consideration received for such transfer. The Company also agreed to pay Yale tiered royalties, ranging from a low- to mid- single digit percentage, on aggregate net sales of licensed products, subject to tiered minimum annual royalty payments ranging from the low- to mid- hundreds of thousands of dollars.

Unless earlier terminated, the License Agreement will continue on a country-by-country basis until the later of (i) the date on which the last valid claim of the license patents expires or otherwise lapses, (ii) the end of any government or regulatory exclusivity period, and (iii) 10 years following the date of first sale of licensed product in such country.

Note 9.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the CIB Plan. The CIB Plan was subsequently amended, as described below on March 6, 2025. The CIB Plan was established as an “at-risk” cash bonus program that would reward CIB Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market valuation (as measured by market capitalization or potential merger consideration). The CIB Plan is considered “at-risk” because CIB Plan participants will not receive a cash bonus unless the Company’s market valuation increases significantly and certain other conditions specified in the CIB Plan are met. Specifically, CIB Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the CIB Plan. CIB Plan participants will be paid all earned cash bonuses allocated under the CIB Plan in the event of a Merger Transaction.

Because of the inherent discretion and uncertainty regarding the CIB Plan requirements, the Company has concluded that a CIB Plan grant date has not occurred as of March 31, 2025.

The Company’s market valuation for purposes of the CIB Plan is determined based on either (1) the closing price of one share of the Company's common stock on the Nasdaq Capital Market multiplied by the total issued and outstanding shares and options to purchase shares of the Company, or (2) the aggregate consideration payable to security holders of the Company in a Merger Transaction. This constitutes a market condition under applicable accounting guidance.

The CIB Plan (as amended March 6, 2025) triggers a potential cash bonus each time the Company’s market valuation increases significantly, up to a maximum $5 billion in market capitalization (or up to a maximum $8 billion in merger consideration). The CIB Plan specifies incremental amounts between $200 million and $5 billion in market capitalization (or $8 billion in merger consideration) (each increment, a “Valuation Milestone”). Each Valuation Milestone triggers a potential cash bonus award in a pre-set amount defined in the CIB Plan. Each Valuation Milestone based on market capitalization must be achieved and maintained for no less than 20 consecutive trading days for CIB Plan participants to be eligible for a potential cash bonus award (the “Market Capitalization Conditions”).

Payment of cash bonuses is deferred until such time as (1) the Company completes a Merger Transaction, or (2) the Compensation Committee determines the Company has sufficient cash on hand to render payment (each, a “Performance Condition”), neither of which may ever occur. Accordingly, CIB Plan participants may never be paid a cash bonus that is awarded under the CIB Plan, even if the Company’s market capitalization increases significantly.

The CIB Plan is accounted for as a liability award. The fair value of each Valuation Milestone award will be determined once a grant date occurs and will be remeasured each reporting period. Compensation expense associated with the CIB Plan will be recognized over the expected achievement period for each of the Valuation Milestones, when a Performance Condition is considered probable of being met.

In October 2020, the Company achieved the first Valuation Milestone based on market capitalization. Subsequently in 2020, the Compensation Committee approved a potential cash bonus award of $6.5 million in total for all CIB Plan participants (after taking into account a  March 2023 CIB Plan amendment), subject to future satisfaction of a Performance Condition. There is no continuing service requirement for CIB Plan participants once the Compensation Committee approves a cash bonus award.

During the year ended December 31, 2021, the Company achieved 11 additional Valuation Milestones based on market capitalization. The achievement of these 11 milestones in 2021 triggered a non-discretionary potential Company obligation to the Company’s Chairman, President and CEO (assuming such person holds all three such offices) of $74.3 million (after taking into account a  March 2023 CIB Plan amendment) and contingent upon future satisfaction of a Performance Condition. However, no compensation expense has been recorded and no payments have been made since no grant date has occurred and no Performance Conditions are considered probable of being met.

No Valuation Milestones were achieved during the three months ended March 31, 2025 and the years ended December 31, 2024, 2023 and 2022.

On February 13, 2025, the Compensation Committee concluded that no discretionary cash bonus amounts would be awarded for the 11 Valuation Milestones achieved in 2021 nor for any remaining CIB Plan Valuation Milestones which have not been achieved. Thus, the only CIB Plan participant who could be eligible for cash bonus amounts based on future Valuation Milestone achievement is the Chairman, President and CEO (assuming such person holds all three such offices), providing that, other than in connection with a Merger Transaction, no bonus payments will be made to such person unless and until the U.S. Food and Drug Administration has approved simufilam for any indication.

As discussed in Note 10, on January 24, 2025, the Delaware Court of Chancery entered a Final Order and Judgment approving the Stipulation and dismissing an action related to the CIB Plan with prejudice. The Final Order and Judgment required the Company to further amend the CIB Plan, as provided in the Stipulation, which was completed on March 6, 2025. The March 6, 2025 Amendment specifies that upon the occurrence of a Merger Transaction, the Chairman, President and CEO (assuming such person holds all three such offices) will not be entitled to any payments in respect of any Market Capitalization Conditions, but will instead be entitled to receive a bonus payment based upon the Merger Transaction only. Cash bonuses to the Chairman, President and CEO (assuming such person holds all three offices) are not subject to discretionary allocation under the CIB Plan. No person currently holds all three offices of Chairman, President and CEO.

No actual cash payments were authorized or made to participants under the CIB Plan through March 31, 2025 and the date of filing of this Quarterly Report on Form 10-Q.

Note 10. Contingencies

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

The Company intends to defend against these lawsuits vigorously.

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

Litigation Contingencies

In connection with ongoing litigation, the Company has reserved an amount of $3.0 million for potential settlements. The Company believes that the likelihood of an unfavorable outcome is reasonably possible and has accrued this amount as the best estimate of potential loss. The final outcome of the litigation in which the Company is involved may differ from the reserved amount, and additional losses may be incurred.

Note 11. Warrant Dividend Distribution

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

There were no warrants outstanding at March 31, 2025.

Note 13. Restructuring Activities

On January 7, 2025, the Company announced a reduction in its workforce by 10 employees, a reduction of 33% (the “Workforce Reduction”). The Company communicated the Workforce Reduction to affected employees on January 7, 2025.

The Company incurred approximately $0.4 million of one-time costs in connection with the Workforce Reduction, primarily related to severance payments. The Company's Workforce Reduction was completed, and the associated costs and cash payments were made, during the first quarter of 2025.

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

Forward-looking Statements and Notices

This Quarterly Report on Form 10-Q contains certain statements that are considered forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

●	the safety profile or treatment benefits, if any, of simufilam;
●	our ability to conduct planned preclinical studies of simufilam relating to epilepsy in Tuberous Sclerosis Complex (“TSC”)
●	our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at central nervous system disorders, including TSC-related epilepsy;
●	our ability to successfully carry out our obligations under our License Agreement with Yale, for which we have assumed all responsibility for global development and commercialization for simufilam for the treatment of TSC-related epilepsy;
●	our plans or ability to expand therapeutic indications for simufilam outside of Alzheimer’s disease;
●	our reliance on third-party contractors to conduct all of our clinical and non-clinical trials and to make drug supply, or their ability to do so on-time or on-budget;
●	limitations around the interpretation of data from any studies that are not randomized controlled trials;
●	the impact of pre-clinical findings on our ability to develop our product candidates;
●	the interpretation of results from our pre-clinical or early clinical studies, such as Phase 1 and Phase 2 studies;
●	our plans to further develop SavaDx, our investigational blood-based diagnostic product candidate;
●	the safety, efficacy, or potential therapeutic benefits of our product candidates;
●	our use of exploratory ‘research use only’ non-safety related biomarkers in our clinical studies;
●	our ability to file for and obtain regulatory approval of our product candidates;
●	our strategy and ability to establish an infrastructure to commercialize any product candidates, if approved;
●	the potential future revenues of our product candidates, if approved and commercialized;
●	the market acceptance of our product candidates, if approved and commercialized;
●	the pricing and reimbursement of our product candidates, if approved and commercialized;
●	the utility of protection, or the sufficiency, of our intellectual property;
●	our potential competitors or competitive products for therapeutic areas we may elect to pursue;
●	our need to raise new capital from time to time to finance our operations and the impact of macroeconomic conditions on our ability to effectively raise capital;
●	our use of multiple third-party vendors and collaborators, including a Clinical Research Organization (“CRO"), to conduct clinical and non-clinical studies of our lead product candidate;
●	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
●	our expenses or incurred costs increasing by material amounts in excess of budgeted amounts due to unexpected cost overruns, imperfect forecasting, increased scope of activities or other causes;
●	fluctuations in our financial or operating results;
●	our operating losses, anticipated operating and capital expenditures and legal expenses;
●	expectations regarding the issuance of shares of common stock, options or other equity to employees or directors pursuant to equity compensation awards, net of employment taxes;
●	the development and maintenance of our internal information systems and infrastructure;
●	our ability to minimize the likelihood and impact of adverse cybersecurity incidents in our information systems and infrastructure;
●	our ability to attract and retain personnel;
●	existing or emerging regulations and regulatory developments in the United States and other jurisdictions in which we operate;
●	our expectations regarding the appropriate size and scope of our operations;
●	the sufficiency of our cash resources to continue to fund our operations;
●	potential future agreements with third parties in connection with the commercialization of our product candidates;
●	the accuracy of our estimates regarding expenses, loss contingency reserves, capital requirements, and needs for additional financing;
●	assumptions and estimates used for our disclosures regarding stock-based compensation;
●	the expense, timing and outcome of pending or future litigation or other legal proceedings and claims, including U.S. government inquiries; and
●	litigation, claims or other uncertainties that may arise from allegations made against us or our former employees or collaborators.

Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as such risk factors may be further amended, updated or modified periodically in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for further information on these and other risks affecting us.

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

Overview

Cassava Sciences, Inc. is a clinical-stage biotechnology company based in Austin, Texas. Our mission is to detect and treat central nervous system disorders, such as Tuberous Sclerosis Complex (“TSC”)-related epilepsy. Our novel science is based on affecting the activity of a critical protein in the brain for patients with certain central nervous system disorders, such as TSC. Our lead therapeutic drug candidate, simufilam, was under clinical evaluation for the proposed treatment of Alzheimer’s disease in two Phase 3 clinical studies through 2024, when all ongoing clinical trials for simufilam in Alzheimer’s disease were discontinued. On March 25, 2025, we announced the decision to phase out the Company’s Alzheimer's disease development program, which we expect to be completed by the end of the second quarter of 2025.

We combine innovative technology with new insights in neurobiology to develop novel solutions targeting central nervous system disorders, such as TSC-related epilepsy. Our strategy is to leverage our unique scientific/clinical platform to develop first-in-class programs for treating central nervous system disorders. In addition, we are in the early stages of exploring potential artificial intelligence (“AI”) capabilities and related data analytics to target improvements in productivity and efficiency in our business, enhancements to research and development activities, and advancements in statistical analysis capabilities.

We currently have two biopharmaceutical assets under development:

●	our lead therapeutic product candidate, called simufilam, is a proprietary small molecule oral treatment drug being studied for the treatment of TSC-related epilepsy; and
●	an investigational diagnostic product candidate, called SavaDx, is a novel biomarker assay being studied for detection of the presence of Alzheimer’s disease from a small sample of blood.

Simufilam was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date.

Simufilam targets a protein called filamin A (“FLNA”) in the brain of patients with central nervous system disorders, such as TSC. Our and our collaborators' published studies have demonstrated that changes in the expression or conformation of FLNA is linked to seizures, neuronal abnormalities, and neuroinflammation in certain circumstances and disorders. For example, published pre-clinical studies show that overexpression of FLNA in patients with TSC may be associated with neuronal abnormalities and epileptic seizure activity. On February 26, 2025, we entered into a License Agreement (the “License Agreement”) with Yale to support our development and commercialization efforts for simufilam for the treatment of TSC-related epilepsy.

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

About Tuberous Sclerosis Complex (TSC)

TSC is a genetic disorder that results from a mutation in the TSC1 or TSC2 genes. According to the Tuberous Sclerosis Alliance (“TSCA”), TSC is estimated to affect around 1 in 6,000 live births with approximately 50,000 people affected in the United States and more than one million worldwide. Clinical symptoms of TSC are variable and can impact organ systems with non-malignant tumors developing in brain, eyes, heart, kidney, skin and lungs. Interrelated neuropsychiatric manifestations of TSC such as intellectual disability, autism spectrum disorder, anxiety, aggression, attention deficit hyperactivity disorder, and sleep disturbance can significantly impact quality of life. Epilepsy is common in TSC, occurring in 84% of patients registered in the TSC Alliance Natural History Database with onset often occurring in their first year of life. Approximately 60 percent of TSC patients suffer from treatment-resistant seizures despite use of multiple anti-seizure medications. TSC-related epilepsy is associated with poor outcomes and increases the risk of cognitive deficits.

Preclinical Studies with Simufilam in Tuberous Sclerosis Complex

Preclinical research conducted at Yale indicates that simufilam (then PTI-125) may be effective in reducing TSC-related seizure activity. A study conducted by Angelique Bordey, PhD, at Yale and published in the peer-reviewed journal Neuron in 2014 found overexpression of FLNA and neuronal abnormalities in brain tissue from TSC patients, as well as in brain tissue from mice that had been genetically altered to model TSC. The study further found that genetically normalizing FLNA expression in the mice prevented neuronal abnormalities. The paper, MEK-ERK1/2-Dependent FLNA Overexpression Promotes Abnormal Dendritic Patterning in Tuberous Sclerosis Independent of mTOR (Neuron. 2014 Oct 1. PMID: 25277454), was co-authored by Zhang L, Bartley CM, Gong X, Hsieh LS, Lin TV and Feliciano DM.

A later study conducted by Dr. Bordey and published in the peer-reviewed journal Science Translational Medicine in 2020 likewise found elevated FLNA and neuronal abnormalities in brain tissue from patients with focal cortical dysplasia type II (FCDII), a genetic disorder with similar characteristics to TSC, as well as in the brains of mice that had been genetically altered to model TSC and FCDII. That study showed that normalizing FLNA expression in the mice through genetic knockdown both limited the neuronal abnormalities and reduced the frequency of epileptic seizures in the mice. This 2020 paper, Filamin A Inhibition Reduces Seizure Activity in a Mouse Model of Focal Cortical Malformations (Sci Transl Med. 2020 Feb 19. PMID: 32076941), was co-authored by Zhang L, Huang T, Teaw S, Nguyen LH, Hsieh LS, Gong X, and Lindsay Burns, a former employee of the Company.

In this 2020 study, Dr. Bordey and her colleagues also studied the effect of treatment with simufilam in the mice that had been altered to model TSC and FCDII. The research showed that treatment with simufilam limited neuronal abnormalities and reduced seizure activity in the mouse model at a level similar to genetic knockdown of FLNA expression. Treatment with simufilam did not, however, affect the level of FLNA in the brains of the mice.

While the data from these studies at Yale are promising, understanding their true significance requires additional exploration.

We intend to conduct exploratory preclinical studies in collaboration with the TSCA and other researchers to better understand simufilam’s potential as a treatment for TSC-related seizures. Based on the results of these studies, considered together with Dr. Bordey’s work, the Company will assess whether sufficient support exists for an Investigational New Drug (“IND”) application in respect of a proof-of-concept clinical trial for simufilam in TSC-related epilepsy. Dr. Bordey joined the Company as Senior Vice President, Neuroscience, on May 1, 2025, while continuing her tenured academic position at Yale School of Medicine on a part time basis.

License Agreement with Yale

On February 26, 2025, we entered into the License Agreement with Yale pursuant to which we were granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of TSC-related epilepsy and other potential indications. Pursuant to the License Agreement, we have agreed to use reasonable commercial efforts to implement a plan designed for such development and commercialization.

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

In light of the top-line results from the Phase 3 RETHINK-ALZ study, the Company also discontinued the Phase 3 REFOCUS-ALZ study and Open Label Extension study.

On March 25, 2025, we announced that top-line results from the Phase 3 REFOCUS-ALZ study of simufilam in mild-to-moderate Alzheimer's disease did not meet each of the pre-specified co-primary, secondary and exploratory biomarker endpoints. The co-primary endpoints were the change in cognition and function from baseline to the end of the double-blind treatment period at week 76, assessed by the ADAS-COG12 and ADCS-ADL scales, comparing simufilam to placebo. REFOCUS-ALZ enrolled 1,125 patients and was discontinued on November 25, 2024, following the report that a prior 52-week Phase 3 study, RETHINK-ALZ, did not meet its co-primary endpoints. A large portion of subjects enrolled in REFOCUS-ALZ completed their final study visit prior to the termination of the trial. Simufilam continued to demonstrate an overall favorable safety profile.

Following the release of the topline RETHINK-ALZ and REFOCUS-ALZ results, the Company announced the decision to phase out the Company's Alzheimer's disease development program, which we expect to be completed by the end of the second quarter of 2025.

Leadership Updates

Departure of Certain Executives

On April 15, 2025, James W. Kupiec, M.D. informed the Company of his intent to retire and tendered his resignation as the Company’s Chief Medical Officer, effective as of May 9, 2025.

Appointment of Principal Operating Officer and Amendment and Restatement of Certain Executive Employment Agreements

On April 18, 2025, R. Christopher Cook, previously our Senior Vice President and General Counsel, was appointed Chief Operating and Legal Officer of the Company.

Risk is Fundamental to the Drug Development Process

We are in the business of new drug discovery and development. Our research and development activities are long, complex, costly and involve a high degree of risk. Holders of our common stock should carefully read our 2024 Annual Report on Form 10-K and any subsequent Quarterly and Current Reports filed with the SEC in their entirety, including important disclosures under the caption “Risk Factors”. Because risk is fundamental to the process of drug discovery and development, you are cautioned to not invest in our publicly traded securities unless you are prepared to sustain a total loss of the money you have invested.

Our Scientific Approach is Different

Our scientific approach is to treat central nervous system diseases by targeting a scaffolding protein called FLNA. In light of existing research, we believe that FLNA is a promising target for drug development with respect to TSC-related epilepsy.

Research that we sponsored has identified a family of high-affinity, small molecules to target FLNA as a means of potentially treating central nervous system disorders such as TSC-related epilepsy. This family of small molecules, including simufilam, our lead small molecule (oral) therapeutic product candidate, was designed in-house and characterized by our academic collaborators.

Our science is based on affecting a critical protein in the brain

Proteins are essential for cell function because they participate in virtually every biological process. If protein function is impaired, the health consequences can be devastating. When disease changes the shape and/or function of critical proteins, multiple downstream processes can be impaired. Restoring shape and/or function is a well-accepted therapeutic strategy in clinical medicine.

FLNA is a scaffolding protein found in the brain. A healthy scaffolding protein brings multiple proteins together, coordinating their interaction. Our product candidate, simufilam, targets FLNA and attempts to prevent abnormal functioning of this critical protein in diseases such as TSC.

We believe simufilam may present an opportunity to potentially reduce seizures in patients with TSC. Preclinical studies in a mouse model indicate that simufilam reduces seizure activity and limits neuronal abnormalities in a manner similar to genetically normalizing FLNA levels, but without lowering the level of FLNA in the brain.

Expansion of Our Science to Other Indications

We may leverage our scientific insights in neurodegeneration and neuroinflammation and advanced tools in molecular biology, biochemistry, and imaging to expand our science to other diseases, initially focusing on central nervous system disorders. New indications and new drug development approaches may complement or supersede our current focus priorities.

We intend to conduct exploratory preclinical studies in collaboration with the TSCA and other researchers to better understand simufilam’s potential as a treatment for TSC-related seizures. Based on the results of such additional studies, considered together with pre-clinical academic research, the Company will assess whether there is support for an IND application in respect of a proof-of-concept clinical trial for simufilam in TSC-related epilepsy.

REFOCUS-ALZ (Discontinued)

Our second Phase 3 study in Alzheimer's disease, called REFOCUS-ALZ, was designed to evaluate the safety and efficacy of oral simufilam 100 mg and 50 mg over 76 weeks (NCT05026177). Details of the REFOCUS-ALZ Phase 3 study include:

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

►	A secondary efficacy endpoint was change from baseline in the iADRS, which is an integrated tool that combines scores from the ADAS-Cog12 and the ADCS-ADL.
►	As in the RETHINK-ALZ trial, other secondary endpoints included change from baseline in NPI, MMSE, CDR-SB and ZBI.
►

Additional secondary endpoints included sub-studies involving a limited number of patients and research sites to examine changes in baseline in:

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

The Company announced top-line results for REFOCUS-ALZ on March 25, 2025 as well as the decision to phase out the Company's Alzheimer's disease development program, which is expected to be completed by the end of the second quarter of 2025.

Summary REFOCUS-ALZ Study Results:

Primary Endpoint Data

Co-Primary Endpoint Data*	Simufilam 100 mg BID	Simufilam 50 mg BID	Placebo BID	Delta	P-value
Co-Primary Endpoints LS means change from baseline to the end of the double-blind treatment period
	N=372	N=376	N=372
ADAS-COG12 (±SE)	4.97 (± 0.46)		4.70 (± 0.46)	0.27 (± 0.63)	P=0.67
		5.26 (± 0.46)	4.70 (± 0.46)	0.56 (± 0.63)	P=0.37

	N=373	N=376	N=373
ADCS-ADL (±SE)	- 6.27 (± 0.57)		- 5.32 (± 0.57)	- 0.95 (± 0.79)	P=0.23
		- 6.43 (± 0.57)	- 5.32 (± 0.57)	- 1.10 (± 0.79)	P=0.16

*Based on the intent-to-treat population

BID = twice daily

ADAS-COG12 = The Alzheimer’s Disease Assessment Scale – Cognitive Subscale (a lower number represents less cognitive impairment)

ADCS-ADL = Alzheimer’s Disease Cooperative Study – Activities of Daily Living (a higher number represents less functional impairment)

Safety Data:

The table below provides a high-level summary of the patient demographic and safety data. Simufilam continued to demonstrate an overall favorable safety profile.

Metrics for Simufilam and Placebo	Simufilam 100 mg BID	Simufilam 50 mg BID	Placebo BID
Baseline*
	N=374	N=376	N=375
Age, mean (SD), in years	73.6 ± 8.2	74.5 ± 7.6	73.7 ± 7.9
Sex, n (%) female	208 (55.6%)	207 (55.1%)	214 (57.1%)
MMSE Score (No.%,)
21-27	240 (64.2%)	242 (64.4%)	235 (62.7%)
16-20	134 (35.8%)	134 (35.6%)	138 (36.8%)
Race/Ethnicity
White	326 (87.2%)	326 (86.7%)	313 (83.5%)
Black	17 (4.5%)	23 (6.1%)	21 (5.6%)
Asian	28 (7.5%)	21 (5.6%)	32 (8.5%)
Other	3 (0.8%)	6 (1.6%)	9 (2.4%)
Safety**
	N=374	N=376	N=373
Any Adverse Event (AE)	286 (76.5%)	288 (76.6%)	282 (75.6%)
Serious AEs	43 (11.5%)	61 (16.2%)	45 (12.1%)
Death	2 (0.5%)	6 (1.6%)	3 (0.8%)
AEs leading to discontinuation from the study	32 (8.6%)	34 (9.0%)	17 (4.6%)
Most Frequent AEs ≥ 5.0%
1: COVID-19	45 (12.0%)	49 (13.0%)	40 (10.7%)
2: Urinary Tract Infection	32 (8.6%)	41 (10.9%)	34 (9.1%)
3: Fall	32 (8.6%)	43 (11.4%)	51 (13.7%)
4: Dizziness	26 (7.0%)	11 (2.9%)	23 (6.2%)
5: Diarrhea	14 (3.7%)	19 (5.1%)	15 (4.0%)
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

SavaDx is currently designed as an antibody-based detection system for altered filamin A (“FLNA”). Working with third parties, we are evaluating the use of mass spectrometry to detect FLNA, i.e., without the use of antibodies. These evaluations are on-going.

We Own Worldwide Rights to Our Development Program

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

We seek to protect our technology by, among other methods, filing and prosecuting U.S. and foreign patents and patent applications with respect to our technology and products and their uses. The focus of our patent strategy is to secure, maintain, and/or license intellectual property rights to technology for our development program.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $428.5 million at March 31, 2025. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of clinical and preclinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of enrollment rates of clinical trials for our product candidates, timing of preclinical activities and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase in the future as we:

●	conduct preclinical and clinical studies for our product candidates, including simufilam for TSC-related epilepsy;
●	complete the phase-out of our Alzheimer's disease development program;
●	seek regulatory approvals for our product candidates;
●	develop, formulate, manufacture and commercialize our product candidates;
●	implement additional internal systems and develop new infrastructure;
●	acquire or in-license additional products or technologies, or expand the use of our technology;
●	maintain, defend and expand the scope of our intellectual property; and
●	expend resources related to legal proceedings and claims, including U.S. government inquiries.

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our product candidates. If our development efforts result in regulatory approval and successful commercialization of our product candidates, we expect to generate revenue from direct sales of our drugs and/or, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, certain collaborators, contract development and manufacturing organizations (“CDMOs”), CROs and clinical research sites for a significant portion of our product development efforts.

We focus substantially all of our research and development efforts in the development of simufilam. Research and development expenses for our investigational diagnostic product candidate, SavaDx, represented less than 1% of total research and development expenses for the periods presented. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended
	March 31,
	2025	2024
Clinical trials	$8,095	$11,292
Pre-clinical projects	715	1,132
Chemical, Manufacturing and Controls costs (“CMC costs”)	383	795
Personnel related	1,725	1,645
Stock-based compensation	2,372	973
Other	376	396
	$13,666	$16,233

Clinical trial costs include the costs of our CRO. CMC costs include costs related to our contract development and manufacturing organizations. Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs such as facilities.

Estimating the dates of completion of clinical development, and the costs to complete development, of our product candidates would be highly speculative and subjective. Pharmaceutical products take a significant amount of time to research, develop and commercialize. The clinical study portion of the development of a new drug alone usually spans several years. We expect our research and development expenses to decrease in 2025 compared to 2024 as a result of discontinuation of our program in Alzheimer's disease. The decrease is expected to be partially offset by costs to explore an indication for TSC-related epilepsy as well as higher stock-based compensation expense. We expect to reassess our future research and development plans based on our review of data we receive from our current research and development activities. The cost and pace of our future research and development activities are linked and subject to change.

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

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2025 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.

Results of Operations – Three Months Ended March 31, 2025 and 2024

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

●	clinical trials,
●	pre-clinical testing,
●	clinical supplies and related formulation and design costs, and
●	compensation and other personnel-related expenses.

Research and development expenses were $13.7 million and $16.2 million during the three months ended March 31, 2025 and 2024, respectively. This 16% decrease was due primarily to the discontinuation of clinical trials in Alzheimer's disease beginning the fourth quarter of 2024. This decrease was partially offset by a $1.4 million increase in stock-based compensation expense due to new awards granted in the third quarter of 2024.

We expect research and development expense to decrease in future periods once the discontinuation of the Alzheimer's disease program is complete, which is expected by the end of the second quarter of 2025.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. Allocated expenses consist primarily of facility costs for our Company owned office complex in Austin, Texas. Depreciation and amortization for office space leased but not occupied by the Company is included in general and administrative expense. Depreciation and amortization for office space occupied by the Company is allocated between general and administrative expense and research and development expense. We also incur expenses associated with operating as a public company, including additional legal fees, expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance and audit expenses, investor relations activities, public company compliance expenses and other administrative expenses and professional services.

General and administrative expenses were $10.9 million and $3.7 million during the three months ended March 31, 2025 and 2024, respectively. The increase was due primarily to legal related expenses which included a $3.0 million estimated loss accrual during the three months ended March 31, 2025. Legal expenses were partially offset by $3.0 million in insurance recoveries in the prior year period, as compared to none for the three months ended March 31, 2025. There was also a $1.5 million increase in stock-based compensation expense due to new awards granted in 2024.

We expect general and administrative expense for 2025 will remain at high historic levels due to professional fees and costs related to ongoing litigation. In addition, stock-based compensation expense will be significantly higher than historic levels due to new awards granted in 2023 and 2024.

Interest Income

Interest income was $1.3 million and $1.8 million during the three months ended March 31, 2025 and 2024, respectively. The decrease in interest income was due primarily to lower interest rates in 2025 compared to 2024.

We expect interest income to decrease in future quarters as we utilize cash in our operations and realize the impact of a lower interest rate environment.

Change in fair value of warrants

There were no common stock warrants outstanding or change in fair value of warrants for the three months ended March 31, 2025. The change in fair value of warrants was $43.0 million for the three months ended March 31, 2024.

The 2024 change was attributable to a gain on the change in fair value of our liability-classified warrants from distribution on January 3, 2024 to March 31, 2024. The change in fair value was primarily driven by a decrease in the closing price for the common stock warrants in open-market trading on March 31, 2024 from the fair value determined by the Monte Carlo simulation at distribution.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income (loss), net, was $(0.1) million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively. We recorded other loss in the three months ended March 31, 2025 as due to higher vacancy rates in 2025 compared to the prior year period. We expect other loss to increase in future periods as higher vacancy rates are expected to further lower rental income.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2025, cash and cash equivalents were $117.3 million.

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

2020 Cash Incentive Bonus Plan Obligations

Information with respect to the 2020 Cash Incentive Bonus Plan is included in Note 10 of "Notes to Condensed Consolidated Financial Statements" included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

No cash payments were authorized or made to participants under the CIB Plan as of March 31, 2025, or through the filing date of this Quarterly Report on Form 10-Q.

Use of Cash

Net cash used in operating activities was $11.3 million for the three months ended March 31, 2025, resulting primarily from a net loss of $23.4 million. This change was partially offset by an increase in accrued development expense of $1.6 million and a decrease in prepaid and other current assets of $5.1 million, and non-cash adjustment for stock-based compensation expense of $5.2 million.

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

There was no net cash used in investing activities during the three months ended March 31, 2025 and 2024.

Net cash provided by financing activities during the three months ended March 31, 2025 was $0.1 million of proceeds from the exercise of stock options.

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

Other Commitments

We have an accumulated deficit of $428.5 million as of March 31, 2025. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, per Item 305(e) of Regulation S-K, we are not required to provide the information called for by this Item 3.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended March 31, 2025 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are, and from time to time, we may become involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA. In addition, we have received and from time to time may receive inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us except as disclosed in this Quarterly Report on Form 10-Q in Note 10 to our condensed consolidated financial statements entitled, “Contingencies.”. We believe that our total provisions for legal matters are adequate based upon currently available information. Additional information regarding our legal proceedings is included in the “Contingencies” note.

Item 1A. Risk Factors

Please refer to “Risk Factors” in Part I, Item 1A of our 2024 Annual Report on Form 10‑K for additional information on our current risks. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K. The risks and uncertainties described in our 2024 Annual Report on Form 10‑K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The following exhibits have been filed with this report:

		Incorporated by
		Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Amended and Restated Bylaws of Cassava Sciences, Inc.	8-K	9/13/2023	3.4
10.1*	Amended and Restated Employment Agreement, dated April 18, 2025, by and between Cassava Sciences, Inc. and Eric J. Schoen	8-K	4/21/2025	10.3
10.2*	Amended and Restated Employment Agreement, dated April 18, 2025, by and between Cassava Sciences, Inc. and R. Christopher Cook	8-K	4/21/2025	10.2
10.4*	Cassava Sciences, Inc. 2020 Cash Incentive Bonus Plan (As Amended and Restated on March 6, 2025)	8-K	3/11/25	10.1
10.5†	License Agreement, dated February 26, 2025, by and between Cassava Sciences, Inc. and Yale University.	8-K	2/27/25	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

* Management contract, compensatory plan or arrangement.

† Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type of information that the Registrant treats as private or confidential.

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

Cassava Sciences, Inc.
(Registrant)

/s/ RICHARD J. BARRY
Richard J. Barry,
President and Chief Executive Officer
Date: May 8, 2025	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: May 8, 2025	(Principal Financial and Accounting Officer)