Form 10-Q
period 2025-09-30
CASSAVA SCIENCES INC
filed 2025-11-12
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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
Shares Outstanding as of November 10, 2025

CASSAVA SCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except share and par value data)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$106,080	$128,574
Prepaid expenses and other current assets	2,830	7,958
Total current assets	108,910	136,532
Property and equipment, net	20,823	21,001
Total assets	$129,733	$157,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$46,092	$7,654
Accrued development expense	1,366	2,440
Accrued compensation and benefits	362	1,357
Other current liabilities	226	299
Total current liabilities	48,046	11,750
Other non-current liabilities	119	79
Total liabilities	48,165	11,829
Commitments and contingencies (Notes 8, 9 and 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 48,307,896 and 48,203,179 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	48	48
Additional paid-in capital	565,065	550,767
Accumulated deficit	(483,545)	(405,111)
Total stockholders' equity	81,568	145,704
Total liabilities and stockholders' equity	$129,733	$157,533

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$3,955	$17,676	$22,737	$49,107
General and administrative	7,905	12,947	59,101	62,852
Total operating expenses	11,860	30,623	81,838	111,959
Operating loss	(11,860)	(30,623)	(81,838)	(111,959)
Interest income	1,167	2,618	3,646	6,710
Other income (loss), net	(114)	62	(242)	321
Gain from change in fair value of warrant liabilities	—	—	—	108,183
Net income (loss)	$(10,807)	$(27,943)	$(78,434)	$3,255

Shares used in computing net income (loss) per share, basic	48,308	47,976	48,293	45,734
Net income (loss) per share, basic	$(0.22)	$(0.58)	$(1.62)	$0.07
Numerator, diluted:
Net income (loss)	$(10,807)	$(27,943)	$(78,434)	$3,255
Adjustment for change in fair value of warrant liabilities	—	—	—	(43,793)
Adjusted numerator, diluted	$(10,807)	$(27,943)	$(78,434)	$(40,538)
Shares used in computing net loss per share, diluted	48,308	47,976	48,293	46,101
Net loss per share, diluted	$(0.22)	$(0.58)	$(1.62)	$(0.88)

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2023	42,236,919	$42	$518,195	$(380,769)	$137,468
Stock-based compensation for:
Stock options for employees	—	—	2,312	—	2,312
Stock options for non-employees	—	—	23	—	23
Issuance of warrants	—	—	(113,363)	—	(113,363)
Issuance of common stock pursuant to exercise of warrants	1,011,497	1	22,159	—	22,160
Derecognition of warrant liabilities upon exercise of warrants	—	—	4,954	—	4,954
Net income	—	—	—	25,043	25,043
Balance at March 31, 2024	43,248,416	$43	$434,280	$(355,726)	$78,597
Stock-based compensation for:
Stock options for employees	—	—	2,581	—	2,581
Stock options for non-employees	—	—	23	—	23
Issuance of common stock pursuant to exercise of stock options	4,727,750	5	101,387	—	101,392
Derecognition of warrant liabilities upon exercise of warrants	—	—	226	—	226
Net income	—	—	—	6,155	6,155
Balance at June 30, 2024	47,976,166	$48	$538,497	$(349,571)	$188,974
Stock-based compensation for:
Stock options for employees	—	—	3,456	—	3,456
Stock options for non-employees	—	—	2,152	—	2,152
Net loss	—	—	—	(27,943)	(27,943)
Balance at September 30, 2024	47,976,166	$48	$544,105	$(377,514)	$166,639

Balance at December 31, 2024	48,203,179	$48	$550,767	$(405,111)	$145,704
Stock-based compensation for:
Stock options for employees	—	—	5,189	—	5,189
Stock options for non-employees	—	—	36	—	36
Issuance of common stock pursuant to exercise of stock options	104,717	—	90	—	90
Net loss	—	—	—	(23,403)	(23,403)
Balance at March 31, 2025	48,307,896	$48	$556,082	$(428,514)	$127,616
Stock-based compensation for:
Stock options for employees	—	—	4,545	—	4,545
Stock options for non-employees	—	—	36	—	36
Issuance of common stock pursuant to exercise of warrants	—	—	—	—	—
Derecognition of warrant liabilities upon exercise of warrants	—	—	—	—	—
Net loss	—	—	—	(44,224)	(44,224)
Balance at June 30, 2025	48,307,896	$48	$560,663	$(472,738)	$87,973
Stock-based compensation for:
Stock options for employees	—	—	4,384	—	4,384
Stock options for non-employees	—	—	18	—	18
Net loss	—	—	—	(10,807)	(10,807)
Balance at September 30, 2025	48,307,896	$48	$565,065	$(483,545)	$81,568

See accompanying notes to condensed consolidated financial statements.

CASSAVA SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(78,434)	$3,255
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,208	10,547
Gain from change in fair value of warrant liabilities	—	(108,183)
Depreciation and amortization	569	872
Changes in operating assets and liabilities:
Prepaid and other current assets	5,128	(5,074)
Accounts payable and accrued expenses	38,127	41,671
Accrued development expense	(1,074)	(494)
Accrued compensation and benefits	(995)	1,750
Other liabilities	(33)	(8)
Net cash used in operating activities	(22,504)	(55,664)
Cash flows from investing activities:
Purchases of property and equipment	(80)	(46)
Net cash used in investing activities	(80)	(46)
Cash flows from financing activities:
Proceeds from exercise of common stock warrants, net of exercise costs	—	123,552
Proceeds from issuance of common stock upon exercise of stock options	90	—
Net cash provided by financing activities	90	123,552
Net increase (decrease) in cash and cash equivalents	(22,494)	67,842
Cash and cash equivalents at beginning of period	128,574	121,136
Cash and cash equivalents at end of period	$106,080	$188,978

Supplemental cash flow information:
Non-cash financing activities
Issuance of warrants resulting in recognition of warrant liabilities	$—	$113,363
Derecognition of warrant liabilities upon exercise of warrants	$—	$(5,180)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $483.5 million at September 30, 2025. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at September 30, 2025 and December 31, 2024.

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

The Company’s reportable segment reflects the manner in which its chief operating decision maker (“CODM”) allocates resources and assesses performance. The Company's CODM is the President and Chief Executive Officer. The primary measure used by the Company's CODM for purposes of allocating resources is based on net loss that also is reported on the consolidated statements of operations as consolidated net loss. The measure of segment assets is reported on the condensed consolidated balance sheets as cash and cash equivalents.

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

The following table summarizes expenses by category regularly reviewed by the CODM (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$(3,955)	$(17,676)	$(22,737)	$(49,107)
General and administrative	(7,905)	(12,947)	(59,101)	(62,852)
Other segment items(a)	1,053	2,680	3,404	115,214
Net income (loss)	$(10,807)	$(27,943)	$(78,434)	$3,255

(a) Other segment items include interest income, other income, net and gain from change in fair value of warrant liabilities.

The following table summarizes assets regularly reviewed by the CODM (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$106,080	$128,574

For the nine months ended September 30, 2025 and 2024, the net cash used in operating activities was $22.5 million and $55.7 million, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator, basic:
Net income (loss)	$(10,807)	$(27,943)	$(78,434)	$3,255
Denominator, basic:
Weighted average common shares outstanding	48,308	47,976	48,293	45,734
Net income (loss) per share, basic	$(0.22)	$(0.58)	$(1.62)	$0.07

Numerator, diluted:
Net income (loss)	$(10,807)	$(27,943)	$(78,434)	$3,255
Adjustment for change in fair value of warrant liabilities	—	—	—	(43,793)
Adjusted numerator, diluted	$(10,807)	$(27,943)	$(78,434)	$(40,538)
Denominator, diluted:
Weighted average common shares outstanding	48,308	47,976	48,293	45,734
Dilutive effect of common stock warrants	—	—	—	367
Weighted average dilutive common shares	48,308	47,976	48,293	46,101
Net loss per share, diluted	$(0.22)	$(0.58)	$(1.62)	$(0.88)

Dilutive common stock options excluded from net income (loss) per share, diluted	4,101	2,949	3,975	2,772
Dilutive Performance Awards excluded from net income (loss) per share, diluted	7	7	7	7

The Company excluded common stock options and Performance Awards outstanding for the three and nine months ended September 30, 2025 and 2024 from the calculation of net loss per share, diluted, because the effect of including outstanding options and Performance Awards would have been anti-dilutive.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

There were no warrants outstanding at September 30, 2025 or December 31, 2024.

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

Insurance Recoveries

We record proceeds from our insurance policies when the loss event has occurred, and proceeds are estimable and probable of being recovered. Insurance recoveries and proceeds received are recorded as a reduction to general and administrative expense. There were no insurance recoveries during the three and nine months ended September 30, 2025. There was approximately $1.1 million and $9.9 million of insurance recoveries recorded during the three and nine months ended  September 30, 2024, respectively.

Related Party Transactions

On July 15, 2024, our former President and Chief Executive Officer resigned from the Company, effective as of September 13, 2024 (the “Effective Date”). Pursuant to the terms of his employment agreement, our former President and Chief Executive Officer received severance compensation equal to $1.23 million paid ratably over twelve months following the Effective Date. The full amount of severance compensation was included in general and administrative expense in the period the resignation was tendered. There was no severance compensation relating to this agreement recognized in the three and nine months ended September 30, 2025.

The previously disclosed September 13, 2024 consulting agreement with our former President and Chief Executive Officer was terminated effective January 23, 2025. Total consulting fees paid were de minimis through the termination of the consulting agreement.

On July 16, 2024, our former Senior Vice President (SVP), Neuroscience agreed to step down from her employment with the Company, effective immediately. Our former SVP, Neuroscience is the spouse of our former President and Chief Executive Officer. Pursuant to a separation agreement, our former SVP, Neuroscience received severance compensation equal to $0.5 million paid in quarterly installments over twelve months. The full amount of severance compensation was included in research and development expense in the period the agreement providing for severance was executed. There was no severance compensation relating to this agreement recognized in the three and nine months ended September 30, 2025.

There was no accrued compensation and benefits for the two former senior officers at September 30, 2025. There was $1.2 million of accrued severance costs for the two former senior officers included in accrued compensation and benefits at December 31, 2024.

On July 16, 2024, the Company entered into a one-year consulting agreement with the Company’s former SVP, Neuroscience. Pursuant to the terms of the consulting agreement, the consultant is providing services for purposes of providing information and support for scientific research and/or obtaining governmental approval for the Company’s products. The Company agreed to pay $500 per hour for such consulting services. There were no fees incurred under the consulting agreement during the three months ended September 30, 2025. The Company incurred fees totaling $20,000 under the consulting agreement during the nine months ended September 30, 2025. The Company incurred fees totaling $29,000 under the consulting agreement during the three and nine months ended  September 30, 2024.

On June 20, 2025, the Company entered into a one-year consulting agreement with James W. Kupiec, M.D., the Company’s former Chief Medical Officer. Pursuant to the terms of the consulting agreement, the consultant is providing services relating to Company manuscripts and publications. The Company agreed to pay a fixed fee totaling $42,000 for such consulting services. The Company incurred fees totaling $21,000 and $42,000, respectively, under the consulting agreement during the three and nine months ended September 30, 2025.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2025 and  December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid insurance	$698	$800
Contract research organization and other deposits	1,208	6,173
Interest receivable	817	947
Other	106	38
Total prepaid expenses and other current assets	$2,830	$7,958

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

Note 4. Real Property and Other Income, Expense

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex has approximately 90,000 square feet of rentable space. At September 30, 2025, the Company occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. Gross rental income under existing third-party leases at September 30, 2025 is expected to total $0.2 million in 2025, $0.8 million in 2026, $0.6 million in 2027, $0.4 million in 2028, $0.5 million in 2029 and $1.0 million thereafter.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease revenue	$116	$288	$362	$1,005
Property operating expenses	(230)	(226)	(604)	(684)
Other income, net	$(114)	$62	$(242)	$321

The Company had accrued property taxes related to the building totaling $0.2 million and $0.3 million at  September 30, 2025 and December 31, 2024, respectively, included in other current liabilities.

Note 5. Property and equipment

The components of property and equipment, net, as of September 30, 2025 and  December 31, 2024 were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	511	494
Tenant improvements	3,454	3,062
Furniture and equipment	875	875
Construction in progress	37	55
Other	139	37
Gross property and equipment	$24,730	$24,237
Accumulated depreciation	(3,907)	(3,236)
Property and equipment, net	$20,823	$21,001

Depreciation expense for property and equipment was $0.2 million for each of the three months ended September 30, 2025 and 2024.

Depreciation expense for property and equipment was $0.6 million and $0.9 million for the nine months ended  September 30, 2025 and 2024, respectively.

Note 6. Stockholders’ Equity and Stock-Based Compensation Expense

Common Stock Warrant Distribution

See Notes 2 and 11 regarding the distribution of common stock warrants on January 3, 2024.

Stock Option and Performance Award Activity in 2025

During the nine months ended September 30, 2025, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2024	4,463,028	7,142
Options granted	1,567,000	—
Options exercised	(225,209)	—
Options forfeited/canceled	(1,695,726)	—
Outstanding as of September 30, 2025	4,109,093	7,142

The weighted average exercise price per share of options outstanding at September 30, 2025 was $15.23. As outstanding options vest over the current remaining vesting period of 2.5 years, the Company expects to recognize stock-based compensation expense of $28.9 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $0.1 million over the implicit service period.

During the three months ended  September 30, 2025, there were no stock options exercised. During the nine months ended  September 30, 2025, there were 225,209 stock options exercised. Of the stock options exercised, 120,492 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $90,000 during the nine months ended  September 30, 2025.

Stock-based Compensation Expense in 2025

During the three and nine months ended September 30, 2025 and 2024, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$1,294	$1,675	$4,828	$3,620
General and administrative	3,108	3,934	9,380	6,927
Total stock-based compensation expense	$4,402	$5,609	$14,208	$10,547

The Company estimates forfeitures for each award in determining stock-based compensation expense. There were no estimated forfeitures during the three and nine months ended September 30, 2025. There were no estimated forfeitures during the three and nine months ended September 30, 2024.

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

Note 7. Income Taxes

The Company did not provide for income taxes during the three and nine months ended September 30, 2025 because it has projected a taxable net loss for the full year 2025 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and nine months ended September 30, 2024.

Note 8. Commitments

The Company conducts its product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations that are cancelable. The Company’s obligations under these contracts are largely based on services performed. The Company also had non-cancellable commitments for the manufacture of simufilam's active pharmaceutical ingredient totaling approximately $1.0 million recorded in prepaid expenses and other current assets at September 30, 2025. The Company is dependent on contract development and manufacturing organizations for the manufacture of all our materials for clinical studies.

On February 26, 2025, the Company entered into a License Agreement (the “License Agreement”) with Yale University (“Yale”) pursuant to which the Company was granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of Tuberous Sclerosis Complex (“TSC”)-related epilepsy and other potential indications. Pursuant to the License Agreement, the Company has agreed to use reasonable commercial efforts to implement a plan that it has designed for such development and commercialization. In exchange for the rights acquired pursuant to the License Agreement, the Company agreed to pay Yale (i) a nominal upfront license fee, (ii) payments upon the achievement of specified clinical, regulatory and commercial milestones, totaling up to $4.5 million and (iii) upon transfer to a third party in connection with a regulatory priority review voucher, if issued, a low-to-mid double digit percentage of any consideration received for such transfer. The Company also agreed to pay Yale tiered royalties, ranging from a low- to mid- single digit percentage, on aggregate net sales of licensed products, subject to tiered minimum annual royalty payments ranging from the low- to mid- hundreds of thousands of dollars. There were License Agreement payments made, other than the nominal upfront license fee, during the three and nine months ended September 30, 2025.

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

Because of the inherent discretion and uncertainty regarding the CIB Plan requirements, the Company has concluded that a CIB Plan grant date has not occurred as of September 30, 2025.

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

No Valuation Milestones were achieved during the nine months ended September 30, 2025 and the years ended December 31, 2024, 2023 and 2022.

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

No actual cash payments were authorized or made to participants under the CIB Plan through September 30, 2025 and the date of filing of this Quarterly Report on Form 10-Q.

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

The Company continues to cooperate with the DOJ related to requests for documents and information. The Company cannot predict the outcome or impact of ongoing matters, including whether a government authority may pursue an enforcement action against the Company or others. The Company does not at this time anticipate, however, that DOJ will bring criminal charges against or seek a criminal resolution with the Company.

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

On November 13, 2024, Plaintiffs in the Consolidated Securities Action filed a second motion to supplement their complaint. On March 13, 2024, plaintiffs filed a Motion for Class Certification. On February 25, 2025, the Texas District Court denied Plaintiff’s motion for class certification without prejudice, explaining that rulings on pending motions, including specifically Plaintiffs’ second motion to supplement their complaint, could affect disposition of class certification. On May 21, 2025, the Texas District Court granted Plaintiffs’ second motion for leave to file a second supplemented complaint and instructed Plaintiffs to refile their motion for class certification. Plaintiffs filed their second supplemental complaint on May 22, 2025, and reasserted their motion for class certification on June 20, 2025.

The Texas District Court granted Plaintiffs’ motion for class certification on August 12, 2025. On October 21, 2025, the United States Court of Appeals for the Fifth Circuit agreed to hear Defendants’ interlocutory appeal challenging the District Court order granting class certification.

The parties to the Consolidated Securities Action met for mediation in May 2025. The Company and the lead plaintiffs for the Consolidated Securities Action are in the advanced stages of settlement discussions. In light of these discussions, the Company has reserved a loss contingency of $31.25 million on its condensed consolidated balance sheet as of September 30, 2025 relating to a potential settlement of the Consolidated Securities Action. The Company does not expect such settlement of the Consolidated Securities Action, if realized, to resolve the shareholder derivative actions, discussed below.

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

Beginning on March 18, 2024, two shareholder derivative actions related to the February 2024 class action lawsuit originally filed in the Illinois District Court were filed, purportedly on behalf of the Company, in the Illinois District Court, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. The complaints rely on the CUNY Article. The complaints allege, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiffs in these derivative cases do not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. On September 6, 2024, these two cases were consolidated and stayed pending further developments in the shareholder class action initially filed in the Illinois District Court on February 2, 2024.Due to the stage of the foregoing shareholder derivative actions, the Company is unable to predict the outcome or estimate the amount of loss or range of losses that could potentially result from such derivative lawsuits.

On December 13, 2024, a putative class action lawsuit (the “2024 Securities Class Action”) was filed, purportedly on behalf of the Company, alleging violations of the federal securities law by the Company and certain named officers. The complaint alleged that various statements made by the defendants regarding simufilam were revealed to be materially false and misleading by the release of top-line results for the Company’s RETHINK-ALZ Phase 3 clinical trial on November 25, 2024. The 2024 Securities Class Action was filed in the Texas District Court. The complaint sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between February 7, 2024, and November 24, 2024.

On May 8, 2025, the Court appointed a lead plaintiff and lead counsel for the 2024 Securities Class Action. Lead plaintiff filed an amended complaint on August 25, 2025, on behalf of a putative class of purchasers of the Company’s securities between October 13, 2023 and March 25, 2025. The amended complaint added new officer defendants and additional allegations that various statements made by the defendants regarding simufilam were revealed to be materially false and misleading by disclosures in June 2024 through September 2024. On September 19, 2025, defendants filed a motion to consolidate the 2024 Securities Class Action into the Consolidated Securities Action. Lead plaintiff opposed that motion, and it remains pending.

Due to the stage and procedural posture of the 2024 Securities Class Action, the Company is unable to predict the likelihood of an unfavorable outcome in the 2024 Securities Class Action. It is reasonably possible, however, that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of potential loss at this time.

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

On June 26, 2024, the Delaware Court of Chancery entered the Scheduling Order, which included approval of the Notice.  The Delaware Court of Chancery held a settlement hearing on September 9, 2024. On January 24, 2025, the Delaware Court of Chancery entered a Final Order and Judgment approving the Stipulation and dismissing the CIB Derivative Action with prejudice. Pursuant to the Final Order, the Company paid $1.0 million in attorneys’ fees and expenses in February 2025, which was recorded in accounts payable and other accrued expenses at December 31, 2024.

Subject to the ongoing settlement discussions regarding the Consolidated Securities Action, the Company intends to defend all pending shareholder derivative actions and securities class actions vigorously.

Anti-SLAPP Lawsuit

On August 6, 2024, a lawsuit was filed in the District Court for the Southern District of New York which, as amended and as joined by intervenor plaintiffs, asserts claims, including a claim under the New York Anti-SLAPP Law, against the Company and against two former officers to whom the Company has certain indemnification obligations. The amended complaint and the complaint in intervention seeks costs and damages relating to a defamation action filed by the Company against the plaintiffs and subsequently dismissed voluntarily and without prejudice by the Company. The Company and its two former officers named as defendants have entered comprehensive settlement agreements with the intervenor plaintiffs and another potential plaintiff under which the parties provided mutual releases and the Company paid approximately $2.5 million in October 2025. The Company intends to defend vigorously the claims brought by the remaining plaintiffs.

Litigation Contingencies

In connection with ongoing litigation, the Company has reserved an amount of $35.25 million, including the $31.25 million loss contingency for the Consolidated Securities Action, for potential settlements at September 30, 2025. The Company recorded no loss continencies during the three months ended September 30, 2025. The Company recorded loss continencies totaling $35.25 million during the nine months ended September 30, 2025. The Company believes that the likelihood of an unfavorable outcome is reasonably possible and has accrued this amount as the best estimate of potential loss. The final outcome of the litigation in which the Company is involved may differ from the reserved amount, and additional losses may be incurred.

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

The outstanding warrants were classified as liabilities in accordance with ASC 480 and ASC 815, which required the warrants to be measured at initial fair value on January 3, 2024 and at each reporting period thereafter, with the changes in fair value recognized as a non-cash gain or loss in our consolidated statements of operations. As of September 30, 2025, there were no warrants outstanding.

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

There were no warrants outstanding at September 30, 2025.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

●	the safety profile or treatment benefits, if any, of simufilam;
●	our ability to conduct planned preclinical studies of simufilam relating to epilepsy in Tuberous Sclerosis Complex (“TSC”);
●	our ability to initiate an initial proof-of-concept clinical study of simufilam in TSC-related epilepsy in first-half 2026;
●	our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at central nervous system disorders, including TSC-related epilepsy;
●	our ability to successfully carry out our obligations under our License Agreement with Yale, for which we have assumed all responsibility for global development and commercialization for simufilam for the treatment of TSC-related epilepsy;
●	our plans or ability to expand therapeutic indications for simufilam outside of Alzheimer’s disease;
●	our reliance on third-party contractors to conduct all of our clinical and non-clinical trials and to make drug supply, or their ability to do so on-time or on-budget;
●	limitations around the interpretation of data from any studies that are not randomized controlled trials;
●	the impact of pre-clinical findings on our ability to develop our product candidates;
●	the interpretation of results from our pre-clinical or early clinical studies, such as Phase 1 and Phase 2 studies;
●	the safety, efficacy, or potential therapeutic benefits of our product candidates;
●	our use of exploratory ‘research use only’ non-safety related biomarkers in our clinical studies;
●	our ability to file for and obtain regulatory approval of our product candidates;
●	our strategy and ability to establish an infrastructure to commercialize any product candidates, if approved;
●	the potential future revenues of our product candidates, if approved and commercialized;
●	the market acceptance of our product candidates, if approved and commercialized;
●	the pricing and reimbursement of our product candidates, if approved and commercialized;
●	the utility of protection, or the sufficiency, of our intellectual property;
●	our potential competitors or competitive products for therapeutic areas we may elect to pursue;
●	our need to raise new capital from time to time to finance our operations and the impact of macroeconomic conditions on our ability to effectively raise capital;
●	our use of multiple third-party vendors and collaborators, including a Clinical Research Organization (“CRO"), to conduct clinical and non-clinical studies of our lead product candidate;
●	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
●	our expenses or incurred costs increasing by material amounts in excess of budgeted amounts due to unexpected cost overruns, imperfect forecasting, increased scope of activities or other causes;
●	fluctuations in our financial or operating results;
●	our operating losses, anticipated operating and capital expenditures and legal expenses;
●	expectations regarding the issuance of shares of common stock, options or other equity to employees or directors pursuant to equity compensation awards, net of employment taxes;
●	the development and maintenance of our internal information systems and infrastructure;
●	our ability to minimize the likelihood and impact of adverse cybersecurity incidents in our information systems and infrastructure;
●	our ability to attract and retain personnel;
●	existing or emerging regulations and regulatory developments in the United States and other jurisdictions in which we operate;
●	our expectations regarding the appropriate size and scope of our operations;
●	the sufficiency of our cash resources to continue to fund our operations;
●	potential future agreements with third parties in connection with the commercialization of our product candidates;
●	the accuracy of our estimates regarding expenses, loss contingency reserves, capital requirements, and needs for additional financing;
●	assumptions and estimates used for our disclosures regarding stock-based compensation;
●	potential impacts of reductions-in-force at government agencies, including FDA, whose engagement with us in the drug development process is critical for the advancement of our investigational product candidates;
●

the expense, timing and outcome of pending or future litigation or other legal proceedings and claims (including U.S. government inquiries) including the potential for negotiated settlements of such matters; and

●	litigation, claims or other uncertainties that may arise from allegations made against us or our former employees or collaborators and the potential resolution of same.

Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and this Quarterly Report on Form 10-Q, as such risk factors may be further amended, updated or modified periodically in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for further information on these and other risks affecting us.

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

Based on the results of these studies, the Company has filed an Investigational New Drug (“IND”) application in order to initiate a proof-of-concept clinical trial for simufilam in TSC-related epilepsy. This first clinical study for simufilam in TSC-related epilepsy is expected to begin in first-half 2026. In connection with the initiation of this clinical program, the Company appointed Dr. Joseph Hulihan as Chief Medical Officer in August 2025. Dr. Hulihan, who brings over 25 years of industry experience, will devote approximately half of his professional time to Cassava and will advise on this clinical development of simufilam.

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

We believe simufilam may present an opportunity to potentially reduce seizures in patients with TSC. Preclinical studies in a mouse model indicate that simufilam reduces seizure activity and limits neuronal abnormalities in a manner similar to genetically normalizing FLNA levels, but without lowering the level of FLNA in the brain. A second study in a well-accepted mouse model of TSC-related epilepsy showed that treatment with simufilam attenuated the progression of seizure activity.

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

We intend to continue exploratory preclinical studies in collaboration with the TSCA and other researchers to better understand simufilam’s potential as a treatment for TSC-related seizures. The Company has submitted an IND application in respect of a proof-of-concept clinical trial for simufilam in TSC-related epilepsy.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $483.5 million at September 30, 2025. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs, legal related costs and general corporate expenses. Research and development activities include costs of clinical and preclinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of enrollment rates of clinical trials for our product candidates, timing of preclinical activities and our need for clinical supplies.

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

We focus substantially all of our research and development efforts in the development of simufilam. Research and development expenses for our investigational diagnostic product candidate, SavaDx, represented less than 1% of total research and development expenses for the periods presented. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Clinical trials	$200	$11,012	$9,622	$33,181
Pre-clinical projects	621	1,869	2,150	3,868
Chemical, Manufacturing and Controls costs (“CMC costs”)	565	717	1,339	1,910
Personnel related	985	1,948	3,759	5,208
Stock-based compensation	1,294	1,675	4,828	3,620
Other	290	455	1,039	1,320
	$3,955	$17,676	$22,737	$49,107

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

There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2025 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 3, 2025.

Results of Operations – Three and Nine Months Ended September 30, 2025 and 2024

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

●	clinical trials,
●	pre-clinical testing,
●	clinical supplies and related formulation and design costs, and
●	compensation and other personnel-related expenses.

Research and development expenses were $4.0 million and $17.7 million during the three months ended September 30, 2025 and 2024, respectively. This 78% decrease was due primarily to the phase out of the Alzheimer's disease development program, which was completed in the second quarter of 2025.

Research and development expenses were $22.7 million and $49.1 million during the nine months ended September 30, 2025 and 2024, respectively. This 54% decrease was due primarily to the phase out of the Alzheimer's disease development program beginning the fourth quarter of 2024 and completed in the second quarter of 2025. This decrease was partially offset by a $1.2 million increase in stock-based compensation expense due to new awards granted in the third quarter of 2024.

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

General and administrative expenses were $7.9 million and $12.9 million during the three months ended September 30, 2025 and 2024, respectively. The 39% decrease was due primarily to a $2.5 million decrease in legal related costs compared to the prior year period. In addition, compensation costs decreased $1.3 million as severance costs recorded in the prior year period were not repeated in 2025. General and administrative expense in the third quarter of 2025 included approximately $3.2 million of legal related fees/costs as well as $3.1 million in non-cash stock-based compensation expense.

General and administrative expenses were $59.1 million and $62.9 million during the nine months ended September 30, 2025 and 2024, respectively. The 6% decrease was due primarily to a $40.0 million SEC-related loss contingency recorded in 2024 being partially offset by $9.9 million in insurance recoveries. This compared to a $31.3 million securities litigation loss contingency recorded in 2025, for which there were no insurance recoveries. The change also included a $2.5 million increase in stock-based compensation expense due to new awards granted in late 2024, as well as cost decreases as severance costs recorded in the prior year period were not repeated in 2025.

We expect general and administrative expense will decrease significantly in future periods. However, we expect general and administrative expense to remain high compared to historic levels due to professional fees, legal expense and potential settlements related to ongoing litigation. In addition, stock-based compensation expense is expected to be higher than historic levels due to new awards granted in 2024 and 2025.

Interest Income

Interest income was $1.2 million and $2.6 million during the three months ended September 30, 2025 and 2024, respectively. The decrease in interest income was due primarily to lower interest rates and cash balances in 2025 compared to 2024.

Interest income was $3.6 million and $6.7 million during the nine months ended September 30, 2025 and 2024, respectively. The decrease in interest income was due primarily to lower interest rates and cash balances in 2025 compared to 2024.

We expect interest income to decrease in future quarters as we utilize cash in our operations and realize the impact of a lower interest rate environment.

Change in fair value of warrants

There were no common stock warrants outstanding or change in fair value of warrants for the three months ended September 30, 2025 and 2024.

There were no common stock warrants outstanding or change in fair value of warrants for the nine months ended September 30, 2025. The change in fair value of warrants was $108.2 million for the nine months ended September 30, 2024.

The 2024 change was attributable to a gain on the change in fair value of our liability-classified warrants from distribution on January 3, 2024 to their redemption in May 2024. The change in fair value was primarily driven by a decrease in fair value at redemption as there was little or no market trading activity and the warrants were redeemed for a nominal payment of $0.001 per warrant.

Other income, net

We record the activities related to leasing office space to third parties in buildings we own as other income, net, as leasing is not core to the Company’s operations. Other income (loss), net, was $(0.1) million and $0.1 million during the three months ended September 30, 2025 and 2024, respectively.

Other income (loss), net, was $(0.2) million and $0.3 million during the nine months ended September 30, 2025 and 2024, respectively.

We recorded other loss in the three and nine months ended September 30, 2025 as due to higher vacancy rates in 2025 compared to the prior year period. We expect other losses to continue in future periods due to the impact of higher vacancy rates on rental income.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of September 30, 2025, cash and cash equivalents were $106.1 million.

On November 11, 2025, the Company provided JonesTrading Institutional Services LLC with notice of termination, effective November 12, 2025, of the Capital on Demand™ Sales Agreement, dated May 1, 2023 between the Company and JonesTrading Institutional Services LLC, as agent, relating to the “at-the-market” offering facility established in 2023.

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

2020 Cash Incentive Bonus Plan Obligations

Information with respect to the 2020 Cash Incentive Bonus Plan is included in Note 10 of “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

No cash payments were authorized or made to participants under the CIB Plan as of September 30, 2025, or through the filing date of this Quarterly Report on Form 10-Q.

Use of Cash

Net cash used in operating activities was $22.5 million for the nine months ended September 30, 2025, resulting primarily from a net loss of $78.4 million as well as a decrease in accrued development expense of $1.1 million. This change was partially offset by an increase in accounts payable and accrued expenses of $38.1 million and a decrease in prepaid and other current assets of $5.1 million. There was also a non-cash adjustment for stock-based compensation expense of $14.2 million.

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

Net cash used in investing activities during the nine months ended September 30, 2025 was $0.1 million primarily for tenant improvements made upon execution of a new tenant lease for the Company's owned office buildings.

Net cash used in investing activities during the nine months ended September 30, 2024  was $46,000 for computers and equipment and other assets.

Net cash provided by financing activities during the nine months ended September 30, 2025 was $0.1 million of proceeds from the exercise of stock options.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $123.6 million of net proceeds from the exercise of warrants.

Property and Leases

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At September 30, 2025, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. Most tenant leases expired in 2024 and the vacant space has not been fully replaced with new tenant leases in 2025. Thus, we expect to record a net loss on leasing activities in 2025 as the higher vacancy rates are expected to significantly lower rental income.

Other Commitments

We have an accumulated deficit of $483.5 million as of September 30, 2025. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

2025 Non-Product Development Update

Dismissal of Indictment of Dr. Hoau-Yan Wang

On October 23, 2025, the United States District Court for the District of Maryland granted the United States’ unopposed motion to dismiss with prejudice the criminal indictment against Hoau-Yan Wang, PhD. Dr. Wang is a former scientific collaborator and advisor to our Company who conducted foundational research relating to our investigational drug, simufilam. Among other things, the dismissed charges had accused Dr. Wang of causing our Company to submit grant applications to the NIH that allegedly contained false and fraudulent representations about his research and of manipulating or otherwise fabricating research results, including Western Blot images that he prepared. This order permanently terminates the case against Dr. Wang, and future charges related to the dismissed indictment cannot be refiled against Dr. Wang.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended September 30, 2025 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are, and from time to time, we may become involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA. In addition, we have received and from time to time may receive inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us except as disclosed in this Quarterly Report on Form 10-Q in Note 10 to our condensed consolidated financial statements entitled, “Contingencies.” We believe that our total provisions for legal matters are adequate based upon currently available information. Additional information regarding our legal proceedings is included in the “Contingencies” note.

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

The ability of FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in FDA’s workforce and its ability to hire and retain key personnel. Disruptions at FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to FDA and other related government agencies. For example, in March 2025, the U.S. Department of Health and Human Services (HHS) announced a significant restructuring, which included an FDA workforce reduction of approximately 3,500 employees. It is unclear how existing or planned executive and administrative actions designed to streamline governmental operations and centralize administrative functions will impact FDA or other regulatory authorities that oversee our business. Although the reductions at FDA announced in March 2025 did not target drug and medical device reviewers, such reductions or future reductions in FDA’s workforce as well as budgetary pressures could nevertheless significantly impact the ability of FDA to timely review and process our regulatory submissions or take other actions critical to the development of our products which could have a material adverse effect on our business. Additionally, changes in FDA personnel under the current presidential administration may lead to changes in the regulations, policies and operations of the FDA, which may impact our clinical development plans. In addition, as a result of the government shutdown, the FDA staff may be unable to process and review regulatory submissions in a timely manner or at all. Any of these actions could adversely affect the development and approval of our product candidates.

Governmental actions with respect to U.S. drug prices could negatively impact our business.

Recent U.S. government actions, including the May 2025 Executive Order entitled, "Delivering Most-Favored Nation Prescription Drug Pricing to American Patients," which, among various proposals, seeks to establish ‘most-favored-nation’ pricing for certain prescription drugs, could significantly impact our business. The order directs federal programs to align U.S. drug prices with the lowest price available in select Organization for Economic Co-operation and Development (“OECD”) countries. Implementation of this policy may require substantial reductions in U.S. prices for our future and potential products, which could adversely affect future revenues, margins, and global pricing strategies. These actions may also lead to increased regulatory complexity, potential litigation, and changes in market access dynamics. While we cannot predict the timing, scope, or ultimate impact of these measures, they could materially and negatively affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Cassava Sciences, Inc.
(Registrant)

/s/ RICHARD J. BARRY
Richard J. Barry,
President and Chief Executive Officer
Date: November 12, 2025	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: November 12, 2025	(Principal Financial and Accounting Officer)