Form 10-K
period 2025-12-31
FILANA THERAPEUTICS, INC.
filed 2026-03-12
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-29959

Filana Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1911336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6801 N. Capital of Texas Highway, Building 1; Suite 300, Austin, TX 78731

(512) 501-2444

(Address, including zip code, of registrant's principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FLNA	NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $87 million computed by reference to the last sales price of $1.81 as reported on the Nasdaq Capital Market, as of the last business day of the Registrant's most recently completed second fiscal quarter, June 30, 2025. The number of shares outstanding of the Registrant's common stock, par value $0.001 per share, on March 9, 2026 was 48,307,896.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the U.S. Securities and Exchange Commission, no later than 120 days after the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference to Part III of this Annual Report on Form 10-K.

FILANA THERAPEUTICS, INC.

FORM 10-K

PART I

FORWARD-LOOKING STATEMENTS AND NOTICES

This Annual Report on Form 10-K, including the portions of our definitive Proxy Statement incorporated by reference herein, contains certain statements that are considered forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

●	the timing and conduct of our planned and future potential clinical trials and studies for Simufilam in Tuberous Sclerosis Complex (TSC) and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	the safety profile or treatment benefits, if any, of simufilam;
●	our ability to conduct planned preclinical studies of simufilam relating to epilepsy in TSC;
●	our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at central nervous system disorders, including TSC-related epilepsy;
●	our ability to successfully carry out our obligations under our license agreement with Yale, for which we have assumed all responsibility for global development and commercialization for simufilam for the treatment of TSC-related epilepsy;
●	our plans or ability to expand therapeutic indications for simufilam outside of TSC-related epilepsy;
●	our reliance on third-party contractors to conduct all of our clinical and non-clinical trials and to make drug supply, or their ability to do so on-time or on-budget;
●	the interpretation of data from our pre-clinical or early clinical studies, such as Phase 1 and Phase 2 studies, and any studies that are not randomized controlled trials;
●	the impact of pre-clinical findings on our ability to develop our product candidates;
●	our use of exploratory ‘research use only’ non-safety related biomarkers in our clinical studies;
●	our ability to file for and obtain regulatory approval of our product candidates;
●	our strategy and ability to establish an infrastructure to commercialize any product candidates, if approved;
●	the potential future revenues of our product candidates, if approved and commercialized;
●	the market acceptance of our product candidates, if approved and commercialized;
●	the pricing and reimbursement of our product candidates, if approved and commercialized;
●	the utility of protection, or the sufficiency, of our intellectual property;
●	our potential competitors or competitive products for therapeutic areas we may elect to pursue;
●	our need to raise new capital from time to time to finance our operations and the impact of macroeconomic conditions on our ability to effectively raise capital;
●	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
●	our expenses or incurred costs increasing by material amounts in excess of budgeted amounts due to unexpected cost overruns, imperfect forecasting, increased scope of activities or other causes;
●	fluctuations in our financial or operating results;
●	our operating losses, anticipated operating and capital expenditures and legal expenses;
●	expectations regarding the issuance of shares of common stock, options or other equity to employees or directors pursuant to equity compensation awards, net of employment taxes;
●	the development and maintenance of our internal information systems and infrastructure;
●	our ability to minimize the likelihood and impact of adverse cybersecurity incidents in our information systems and infrastructure;

●	our ability to attract and retain personnel;
●	existing or emerging regulations and regulatory developments in the United States and other jurisdictions in which we operate;
●	our expectations regarding the appropriate size and scope of our operations;
●	the sufficiency of our cash resources to continue to fund our operations;
●	potential future agreements with third parties in connection with the commercialization of our product candidates;
●	the accuracy of our estimates regarding expenses, loss contingency reserves, capital requirements, and needs for additional financing;
●	assumptions and estimates used for our disclosures regarding stock-based compensation;
●

the expense, timing and outcome of pending or future litigation or other legal proceedings and claims (including U.S. government inquiries) including the potential for negotiated settlements of such matters; and

●	litigation, claims or other uncertainties that may arise from allegations made against us or our former employees or collaborators and the potential resolution of same.

Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ materially from those discussed in the forward-looking statements. Such risks and uncertainties include, but are not limited to, those described in “Item 1A. Risk Factors”, and investors should consider such risks before investing in our Company.

We caution you not to place undue reliance on forward-looking statements because our future results may differ materially from those expressed or implied by them. We do not undertake to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Annual Report on Form 10-K, except as required by law.

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

Rigorous evidence for drug safety and efficacy is required for regulatory approval and is derived from one or more large, randomized, placebo-controlled studies. The design and limited size of our early-stage studies may introduce clinical or statistical bias or may generate results that may not fully distinguish between drug effects, if any, placebo effects and random variation. Different methods of statistical analysis on clinical data from the same study may lead to objectively different numerical results. These and other statistical and clinical features of our early-stage clinical studies add complexity or limitations to the scope of data interpretation. In addition, ‘top-line results’ is a summary of the clinical data prior to the completion of a full and final audit or quality-control of the clinical database. We generally communicate top-line results so that our stakeholders have timely access to a summary of a study’s findings prior to us receiving the final dataset. Final data may change from initial top-line data.

Item 1.    Business

Overview

Filana Therapeutics, Inc. (formerly Cassava Sciences, Inc.) is a clinical-stage biotechnology company based in Austin, Texas. Our mission is to develop transformative medicines to improve the lives of patients with central nervous system (CNS) disorders, such as Tuberous Sclerosis Complex (TSC)-related epilepsy and other diseases associated with dysregulation or overexpression of filamin A. Our science is based on modulating the activity of a critical protein in the brain for patients with certain CNS disorders, such as TSC. Our lead therapeutic drug candidate, simufilam, was under clinical evaluation for the proposed treatment of Alzheimer’s disease in two Phase 3 clinical studies through 2024, when all ongoing clinical trials for simufilam in Alzheimer’s disease were discontinued. The phase out of the Company’s Alzheimer's disease development program was completed in the second quarter of 2025.

Our lead therapeutic product candidate, simufilam, is a proprietary small molecule oral treatment drug being studied for the treatment of TSC-related epilepsy. Simufilam was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date.

Simufilam is intended to modulate the activity of a protein called filamin A, which regulates diverse aspects of neuronal cell development. Our and our collaborators’ published studies have demonstrated that the combination of mTOR activation and filamin A overexpression causes cell overgrowth, abnormal connectivity, and brain malformations, leading to seizures in patients with TSC. While such seizures have historically been treated with mTOR inhibitors and other drugs, filamin A represents a novel target for the potential treatment of TSC-related epilepsy, independent of mTOR. Simufilam is a potential first-in-class filamin A-modulating agent with the potential to treat TSC-related epilepsy. We continue to explore other potential indications for simufilam, both CNS related and otherwise, where our pre-clinical experiments suggest that simufilam may provide a benefit.

We Own or Control Worldwide Rights to Our Drug Development Program

Our success depends in part on our ability to obtain, maintain, and enforce intellectual property protection for our product candidates, including simufilam, and related technologies. We seek to protect our proprietary position through a combination of patents, patent applications, trade secrets, know‑how, and other intellectual property rights.

We own or exclusively control a portfolio of issued patents and pending patent applications directed to simufilam and related diagnostic assets. These intellectual property rights include patents covering composition of matter for simufilam in the United States, Europe, Australia, Israel, and Canada, as well as patents covering certain methods of use of simufilam in the United States, Europe, and Japan. We also own pending patent applications covering diagnostic assets related to simufilam in the United States, Europe, Japan, China, Canada, and Australia, as well as additional pending patent applications covering other diagnostic assets in the United States, Europe, Japan, China, and Canada.

In the United States, our patent protection relating to simufilam, including its solid forms and methods of use for Alzheimer’s disease and other neurodegenerative diseases, consists of nine issued U.S. patents, with expiration dates ranging from 2029 to 2040, subject to potential patent term extensions and adjustments. We have filed corresponding foreign patent applications for each of these U.S. patent families where we believe such protection is commercially appropriate.

In addition to our owned intellectual property, on February 26, 2025, we entered into a License Agreement (the “License Agreement”) with Yale University (“Yale”) pursuant to which we were granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of TSC‑related epilepsy and other potential indications. Under this exclusive, worldwide license, we have the right to sublicense the licensed intellectual property. The license is subject to customary diligence obligations and includes milestone payments, royalties on net sales of licensed products, and other contingent payments, including payments tied to the transfer of any regulatory priority review voucher, if issued. As a result, commercial sales of simufilam or related products, if any, may be subject to royalty obligations to Yale.

Except for intellectual property licensed from third parties, including pursuant to the License Agreement with Yale, we do not owe royalties or other payments to third parties with respect to our owned patents and patent applications covering simufilam.

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

Preclinical Studies with Simufilam in Tuberous Sclerosis Complex

Preclinical research conducted at Yale indicates that simufilam (then PTI-125) may be effective in reducing TSC-related seizure activity. A study conducted by Angelique Bordey, PhD, at Yale and published in the peer-reviewed journal Neuron in 2014 found overexpression of filamin A and neuronal abnormalities in brain tissue from TSC patients, as well as in brain tissue from mice that had been genetically altered to model TSC. The study further found that genetically normalizing filamin A expression in the mice prevented neuronal abnormalities. The paper, MEK-ERK1/2-Dependent FLNA Overexpression Promotes Abnormal Dendritic Patterning in Tuberous Sclerosis Independent of mTOR (Neuron. 2014 Oct 1. PMID: 25277454), was co-authored by Zhang L, Bartley CM, Gong X, Hsieh LS, Lin TV and Feliciano DM.

A later study conducted by Dr. Bordey and published in the peer-reviewed journal Science Translational Medicine in 2020 likewise found elevated filamin A and neuronal abnormalities in brain tissue from patients with focal cortical dysplasia type II (FCDII), a genetic disorder with similar characteristics to TSC, as well as in the brains of mice that had been genetically altered to model TSC and FCDII. That study showed that normalizing filamin A expression in the mice through genetic knockdown both limited the neuronal abnormalities and reduced the frequency of epileptic seizures in the mice. This 2020 paper, Filamin A Inhibition Reduces Seizure Activity in a Mouse Model of Focal Cortical Malformations (Sci Transl Med. 2020 Feb 19. PMID: 32076941), was co-authored by Zhang L, Huang T, Teaw S, Nguyen LH, Hsieh LS, Gong X, and Lindsay Burns, a former employee of the Company.

In this 2020 study, Dr. Bordey and her colleagues also studied the effect of treatment with simufilam in the mice that had been altered to model TSC and FCDII. The research showed that treatment with simufilam limited neuronal abnormalities and reduced seizure activity in the mouse model at a level similar to genetic knockdown of filamin A expression. Treatment with simufilam did not, however, affect the level of filamin A in the brains of the mice.

Dr. Bordey joined the Company as Senior Vice President, Neuroscience, on May 1, 2025, while continuing her tenured academic position at Yale School of Medicine on a part time basis. In connection with plans to initiate a clinical program in TSC-related epilepsy, the Company appointed Dr. Joseph Hulihan as Chief Medical Officer in August 2025. Dr. Hulihan, who brings over 25 years of industry experience, devotes approximately half of his professional time to the Company and will advise on the clinical development of simufilam.

In August 2025, the Company announced positive preclinical results of a study evaluating simufilam in a well-accepted mouse model of TSC-related epilepsy. The study was conducted in collaboration with the TSCA and the TSC Preclinical Consortium using an animal model of TSC-related epilepsy, the Tsc1 conditional knockout (CKO) mouse line (Tsc1-CKO). These mice develop spontaneous seizures and are used by the TSC Alliance to evaluate the effectiveness and safety of novel and repurposed therapeutics in the potential treatment of TSC-related epilepsy. The study was conducted by PsychoGenics, Inc., the TSC Preclinical Consortium’s research partner.

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

Based on the results of these studies, the Company filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) in order to initiate a proof-of-concept clinical trial for simufilam in TSC-related epilepsy. On December 15, 2025, the Company received a formal letter from FDA confirming that the proposed clinical trial is on full clinical hold subject to the Company providing FDA with additional information, including additional pre-clinical data, and modifying the protocol design.

The Company is working expeditiously to address the items identified in the letter. However, as announced on December 18, 2025, the Company no longer expects to initiate a proof-of-concept clinical trial for simufilam in TSC-related epilepsy in the first half of 2026. The updated timing for initiation of a clinical trial will depend on the Company’s ability to provide the requested information and on satisfactory completion of FDA’s review.

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

In exchange for the rights acquired pursuant to the License Agreement, we paid Yale (i) a nominal upfront license fee, and agreed to pay (ii) payments upon the achievement of specified clinical, regulatory and commercial milestones, totaling up to $4.5 million and (iii) upon transfer to a third party of a regulatory priority review voucher, if issued,  a low-to-mid double digit percentage of any consideration received for such transfer. We also agreed to pay Yale tiered royalties, ranging from a low- to mid- single digit percentage, on aggregate net sales of licensed products, subject to tiered minimum annual royalty payments ranging from the low- to mid- hundreds of thousands of dollars.

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

Safety Data From our Now-Discontinued Alzheimer’s Disease Program

Prior to discontinuing the Alzheimer’s disease program in early 2025, we conducted several Phase 1, Phase 2 and Phase 3 trials of simufilam in the indication. During this clinical trial program, more than 2,000 patients were treated with simufilam, with some patients receiving treatment for as long as 24 months. The safety observations for simufilam from the clinical trials in the discontinued Alzheimer's disease program remain relevant and important to research and clinical trials in pursuit of other indications, including TSC-related epilepsy.

Phase 1 Clinical Safety Study in Healthy Volunteers

The FDA accepted our IND submission for simufilam in 2017.  This IND included the requisite preclinical studies concerning safety pharmacology, toxicology, genotoxicity and bioanalytical methods.

We thereafter investigated the safety, dosing and pharmacokinetic profile of simufilam in healthy human volunteers. The design of our first-in-human Phase 1 study was based on regulatory feedback, clinical and scientific rationale and observations from previously conducted preclinical and in vitro studies. In this Phase 1 study, simufilam was evaluated in 24 healthy human volunteers (18 simufilam, 6 placebo) in a single site in the U.S. for safety, tolerability and pharmacokinetics. Study subjects were administered a single oral dose of 50, 100 or 200 mg of simufilam or placebo. Drug appeared safe and well-tolerated. Importantly, simufilam showed no treatment-related adverse effects and no dose-limiting safety findings. Pharmacokinetic measurements demonstrated that simufilam, a small molecule, was rapidly absorbed. Dose-proportionality was observed over the full dose range of 50 to 200 mg.

Phase 2 24-Month Clinical Safety Study of Simufilam in Alzheimer’s Disease

In March 2020, we initiated a Phase 2 clinical safety study of simufilam in patients with Alzheimer’s disease (NCT04388254). This study was funded in part by a research grant award from NIH. This study was designed to evaluate the long-term clinical safety and tolerability of simufilam in patients with Alzheimer’s disease over 24 months. This study enrolled over 200 patients with Alzheimer’s disease who were recruited from 16 U.S. clinical sites.

We conducted the 24-month safety study in three continuous phases:

●	a 12-month, open-label treatment phase, followed by
●	a 6-month randomized, placebo-controlled withdrawal phase, followed by
●	6 additional months of open-label treatment.

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

During this 24-month study, oral simufilam 100 mg tablets twice daily appeared safe and well tolerated. No drug-related serious adverse events were observed. The most common treatment-emergent adverse events (TEAEs) were Covid-19 and urinary tract infection.

Phase 3 Clinical Trials of Simufilam in Alzheimer’s Disease

Between 2021 and 2025 we enrolled 1,900 patients—including 1,153 patients treated with simufilam during the blinded phase—in two randomized placebo-controlled Phase 3 clinical trials of oral simufilam in mild-to-moderate Alzheimer’s disease. The 800 patients enrolled in the first Phase 3 study, called RETHINK-ALZ, received either 100 mg simufilam tablets or placebo twice daily for 52 weeks (NCT04994483). The 1,125 patients enrolled in the second Phase 3 study, called REFOCUS-ALZ, received either 100 mg and 50 mg simufilam tablets or placebo twice daily for 76 weeks (NCT05026177). Patients who completed either of these Phase 3 studies or the 24-month Phase 2 safety study were eligible to enter a 12-month Open Label Extension study in which all patients received simufilam.

On November 25, 2024, we announced that RETHINK-ALZ did not meet each of the pre-specified co-primary, secondary and exploratory biomarker endpoints. We thereafter discontinued the Phase 3 REFOCUS-ALZ study and Open Label Extension study.

On March 25, 2025, we announced that REFOCUS-ALZ also did not meet each of the pre-specified co-primary, secondary and exploratory biomarker endpoints.

With the failure of both trials to meet their efficacy endpoints, we announced the decision to phase out our Alzheimer’s disease development program.  That process was completed in the second quarter of 2025.

Throughout both of these Phase 3 trials and the subsequent open-label extension study simufilam demonstrated a favorable safety profile.  The drug’s adverse event profile was comparable to placebo, and no drug-related serious adverse events were observed.

Peer Reviewed Article Describing the Results of our Phase 3 Trials of Simufilam in Alzheimer’s Disease

On January 13, 2026, we announced the publication of the article Phase 3 randomized clinical trials of simufilam in mild-to-moderate Alzheimer’s disease in the Journal of Prevention of Alzheimer’s Disease (JPAD). The paper provides a detailed analysis of data from the RETHINK-ALZ and REFOCUS-ALZ clinical trials. Although, the two studies did not meet their pre-specified efficacy endpoints, exploratory post-hoc analysis of the studies contained in this article offered informative insights regarding simufilam.

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

Our Science

Our science is based on modulating the activity of filamin A

Our scientific approach is to treat central nervous system diseases by modulating the activity of the filamin A scaffolding protein. Based on existing research, we believe that filamin A is a promising target for drug development with respect to TSC-related epilepsy.

Research that we sponsored has identified a family of high-affinity, small molecules to target filamin A as a means of potentially treating central nervous system disorders such as TSC-related epilepsy. This family of small molecules, including simufilam, our lead small molecule (oral) therapeutic product candidate, was designed in-house and characterized by our academic collaborators.

Filamin A is a scaffolding protein found in the brain and elsewhere in the body. Scaffolding proteins bring multiple proteins together, coordinating their interaction. Our product candidate, simufilam, is a potential first-in-class filamin A-modulating agent with the potential to treat TSC-related epilepsy. We continue to explore other potential indications for simufilam, both CNS related and otherwise, where our pre-clinical experiments suggest that simufilam may provide a benefit.

Published research shows that patients with TSC have elevated levels of filamin A and that this overexpression of filamin A, in combination with mTOR activation, causes cell overgrowth, abnormal connectivity, and brain malformations, leading to seizures. Preclinical studies in a mouse model showed that genetically normalizing filamin A levels reduced seizure activity and limited neuronal abnormalities independent of mTOR activation.

In this same mouse model, treatment with simufilam reduced seizure activity and limited neuronal abnormalities in a manner similar to genetically normalizing filamin A levels. A second study in a well-accepted mouse model of TSC-related epilepsy showed that treatment with simufilam attenuated the progression of seizure activity.

Extension of Our Science to Other Indications

We may leverage our scientific insights in neurodegeneration and neuroinflammation and advanced tools in molecular biology, biochemistry, and imaging to expand our science to other diseases, including other diseases in which filamin A may be associated with the disease process. New indications and new drug development approaches may complement or supersede our current focus priorities.

In addition, we are exploring and incorporating artificial intelligence (AI) capabilities and related data analytics to target improvements in productivity and efficiency in our business, enhancements to research and development activities, and advancements in statistical analysis capabilities.

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

SavaDx

Our product candidate, called SavaDx, is an early-stage program focused on detecting the presence of Alzheimer’s disease from a small sample of blood. For business, technical and personnel reasons, we discontinued the development of SavaDx as of mid-2025. SavaDx is a research-use only, non-safety related exploratory biomarker. Development activity related to SavaDx accounted for less than 1% of our research budget in all periods presented.

Our Strategy

Our goal is to develop product candidates to diagnose and/or treat central nervous system disorders, such as TSC-related epilepsy. Key elements of our business strategy to achieve this mission include:

●	building a lean company that is narrowly focused on developing innovative product candidates for central nervous system disorders such as TSC-related epilepsy;
●	publishing scientific data in peer-reviewed journals;
●	applying development capabilities to advance our product candidates through clinical proof-of-concept studies and beyond;
●	using our expertise and experience to continue to focus on discovering new indications and product candidates, validated by experimental evidence and leading experts in the field; and
●	continuing to outsource preclinical studies, clinical studies and formulation development activities in order to allow more efficient deployment of our resources

We also conduct basic research and development in collaboration with academic and other partners. Our research and development expenses were $26.6 million, $69.6 million and $89.4 million for the year ended December 31, 2025, 2024 and 2023, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our research and development activities.

Competition

The drug discovery and development industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

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

Although we are ultimately responsible for the manufacture of simufilam and any other future product candidates, we have limited or no control over our suppliers’ compliance, or lack thereof, with the multitude of regulations and standards that affect our product candidates. We cannot control decisions by our suppliers that affect their ability or willingness to continue to supply us on acceptable terms, or at all.

We do not own or lease any manufacturing facilities. We outsource formulation, manufacturing and related activities to third parties. For the foreseeable future, we will continue to rely on third parties to conduct certain quality control and assurance testing, shipping or storage of our product candidates.

We currently rely on one non-affiliated contract development and manufacturing organization (CDMO)—Evonik Corporation—to manufacture simufilam and expect to continue to do so.  In 2021, we entered into an agreement with Evonik Corporation to supply clinical-grade quantities of drug substance for simufilam. The goal of our manufacturing strategy is to ensure the integrity of the supply chain for drug substance in compliance with FDA standards. We believe raw materials for our product candidate are readily available from reliable sources.

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

U.S. Drug Development

In the U.S., FDA regulates drugs under the Food, Drug, and Cosmetic Act (the “FDCA”). Both drugs and diagnostics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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
●

Performance of adequate and well-controlled human clinical studies in accordance with applicable IND regulations, code of cGCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

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

●

Phase 3 clinical studies generally involve enrolling many patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product candidate for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product candidate and provide an adequate basis for product approval. These studies may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. According to FDA’s fiscal year 2026 fee schedule, effective through September 30, 2026, the user fee for an application requiring clinical data, such as an NDA, is approximately $4.7 million. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

In limited circumstances, FDA may grant accelerated approval for a drug intended to treat a serious or life‑threatening disease or condition, including rare diseases, based on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. Approval under this pathway is generally conditioned on the sponsor’s obligation to conduct one or more post‑marketing confirmatory clinical trials to verify and describe the anticipated clinical benefit. If such confirmatory trials fail to confirm clinical benefit, are not conducted with due diligence, or otherwise do not satisfy FDA requirements, FDA may withdraw approval or require changes to labeling or other regulatory actions. There can be no assurance that FDA will determine that any of our product candidates are eligible for accelerated approval, that any surrogate or intermediate endpoint will be acceptable to FDA, or that any required post‑approval studies will be completed successfully or on a timely basis.

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

Commercialization Plan

Our product candidates have not received marketing approval from the FDA, and we do not expect to have any approved product candidates in the near term. We currently have no company experience in marketing drugs and we do not have the personnel, capabilities or infrastructure necessary for sales, marketing, third-party payor programs or commercial product distribution. When and if any of our product candidates are approved for commercialization, we will need to develop a commercialization infrastructure for any such product in the U.S. and potentially in certain other key markets. As a matter of strategy, we may also rely on partnerships or collaborations with larger biopharmaceutical companies to provide commercialization infrastructure, such as sales and marketing and commercial distribution.

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. None of our product candidates can be commercially promoted before receiving FDA approval. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses - that is, uses not approved by FDA and therefore not described in the drug’s labeling - because FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements and restrictions in this area may subject us to adverse publicity and enforcement action by FDA, the U.S. Department of Justice, or the Office of the Inspector General of Health and Human Services, as well as state authorities. This could subject us to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which we promote or distribute our product candidates.

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

In addition to the FDA, manufacturing, sales, promotion and other activities following product approval are also subject to regulation by the Centers for Medicare and Medicaid Services, other divisions of the Department of Health and Human Services, the Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, the Affordable Care Act (the “ACA”), other federal agencies and state and local governments.

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

Human Capital

Our approach to human capital resource management starts with our mission to develop transformative medicines to improve the lives of patients with CNS disorders, such as TSC-related epilepsy and other diseases associated with dysregulation or overexpression of filamin A. Our industry exists in a complex regulatory environment. The unique demands of our industry, together with the challenges of running an enterprise focused on the discovery, development, manufacture and commercialization of innovative medicines, require talent that is highly educated and/or has significant industry experience. Additionally, for certain key functions, we require specific scientific expertise to oversee and conduct research and development activities and the complex manufacturing requirements for biopharmaceutical products.

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

As of December 31, 2025, we had 17 full-time employees and 3 employees who devote a portion of their professional time to the Company. None of our employees is represented by a labor union or covered under a collective bargaining agreement. We also engage numerous consultants to perform services on retainer, per diem or an hourly basis. We consider our relationship with our employees to be good.

On January 7, 2025, we announced a reduction in our workforce by 10 employees, a reduction of 33% (the “Workforce Reduction”). We communicated the Workforce Reduction to affected employees on January 7, 2025. The Workforce Reduction was intended to align our human capital resources to meet our strategic goals, in light of the discontinuation of our clinical trials for Alzheimer’s disease. The Company's Workforce Reduction was completed, and the associated costs and cash payments were made, during the first quarter of 2025.

2025 Non-Product Development Business Developments

Dismissal of Indictment of Dr. Hoau-Yan Wang

As previously disclosed, Hoau-Yan Wang, PhD, is a former scientific collaborator and advisor to our Company who conducted foundational research relating to our investigational drug, simufilam. On June 28, 2024, the U.S. Department of Justice (DOJ) announced that a federal grand jury in the U.S. District Court for the District of Maryland returned a criminal indictment of Dr. Wang.  Among other things, the charges accused Dr. Wang of causing our Company to submit grant applications to the NIH that allegedly contained false and fraudulent representations about his research and of manipulating or otherwise fabricating research results, including Western Blot images that he prepared. On October 23, 2025, the United States District Court for the District of Maryland granted the United States’ unopposed motion to dismiss with prejudice the indictment against Dr. Wang. This order permanently terminates the case against Dr. Wang, and future charges related to the dismissed indictment cannot be refiled against Dr. Wang.

As previously disclosed, the DOJ’s Fraud Section informed the Company on February 18, 2026 that it had closed its inquiry into the Company regarding allegations of research misconduct as described in the now-dismissed indictment of Dr. Wang.

Corporate Information

We were incorporated as a Delaware corporation in May 1998 under the name Pain Therapeutics, Inc. In March 2019, we changed our company name to Cassava Sciences, Inc. On March 10, 2026, we changed our company name to Filana Therapeutics, Inc.

Our principal offices are located at 6801 N. Capital of Texas Highway, Building 1; Suite 300, Austin, TX, 78731. Our telephone number is 512-501-2444. Our website address is www.filanatx.com. Information contained on our website is not a part of this Annual Report on Form 10-K and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

We use Filana Therapeutics, the Filana Therapeutics logo, artwork and other marks as trademarks in the United States and other countries. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.filanatx.com, by contacting our corporate offices by calling 512-501-2450 or by sending an e-mail message to IR@filanatx.com. The contents of our website are not incorporated into this filing.

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

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

●	We have no approved products. Our product candidates are subject to significant development risks, and we may never achieve regulatory approval or commercial success.
●	The FDA has placed a full clinical hold on our planned clinical studies, which may delay our drug development efforts and cause our business to suffer.
●	Our product candidates are based on new scientific approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and likelihood of success.
●	The drug development process, the clinical trial process and the enrollment and retention of patients in clinical trials could be challenging, expensive and time-consuming for the indications that we are targeting.
●

We are heavily dependent on the success of simufilam, our lead product candidate which is under development. If this product candidate is unsuccessful in clinical development, or does not receive regulatory approval, we will be unable to generate product revenue and our business will be harmed.

●

We have a limited operating history in our business targeting TSC-related epilepsy and no history of product approvals for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

●	We may not be able to obtain orphan drug exclusivity for our product candidates in either the United States or the EU.
●	Our inability to develop formulations of simufilam appropriate for pediatric patients under the age of 12 could delay or prevent clinical trials of simufilam in that population.
●

We cannot give any assurance that we will file for regulatory approval for any of our product candidates, or that if we file for approval, our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

●	Results observed in preclinical studies and early stage clinical trials for simufilam are not sufficient evidence of drug safety or efficacy for purposes of regulatory approval.
●	We may encounter substantial delays in clinical studies that we conduct or may not be able to conduct or complete clinical studies on the timelines we expect, if at all.
●	Governmental actions with respect to U.S. drug prices could negatively impact our business.
●	If physicians and patients do not accept and use our drugs, we will not achieve sufficient product revenues and our business will suffer.
●

We currently do not have the in-house capabilities to manufacture or commercialize our product candidates, and we rely on a third-party commercial drug manufacturing organization for supplies of simufilam. If we are unable to develop our own manufacturing, sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be adversely impacted.

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

Risks Related to the Discovery, Development, and Commercialization of Our Product Candidates

We have no approved products. Our product candidates are subject to significant development risk, and we may never achieve regulatory approval or commercial success

We are developing a therapeutic product candidate, but to date have no approved products and until 2025 have concentrated substantially all of our resources on research and development efforts on experimental methods for the treatment of Alzheimer’s disease. As we advance development of our TSC-related epilepsy product candidate and explore expansion into other therapeutic indications, we expect that we will continue to expend substantial resources on research and development.  All of the product candidates that we seek to develop are subject to significant development risk, as the development of new pharmaceutical treatments is inherently risky.

Developing and, if approved, commercializing a novel treatment for a central nervous system disorder, such as TSC-related epilepsy, subjects us to many challenges, including obtaining regulatory approval from FDA and other regulatory authorities.

Because of the challenges associated with drug development, we may never achieve regulatory approval or commercial success for any of the product candidates that we develop.

The FDA has placed a full clinical hold on our planned clinical studies, which may cause our business to suffer.

A clinical hold is an order issued by FDA or another regulatory agency to suspend an ongoing or planned clinical trial, typically due to newly identified deficiencies with, or the need for additional information regarding, the subject study or drug candidate.

On December 15, 2025, the Company received a formal letter from FDA confirming that our proposed clinical trial is on full clinical hold subject to the Company providing FDA with additional information, including additional pre-clinical data, and modifying the protocol design. The updated timing for initiation of a clinical trial will depend on the Company’s ability to provide the requested information and on satisfactory completion of FDA’s review.

The grounds for imposition of a clinical hold are complex, variable and fact specific. For the current clinical hold, FDA expects us to address the cited deficiencies or provide the requested additional information, in each case, through the submission of a detailed, written response. The clinical hold requires us to spend significant resources to address the root causes of FDA’s concerns. If we were unable to find and successfully address such root causes or if our response were deemed inadequate to lift the clinical hold, this would adversely affect our business. If we are subjected to a clinical hold that remained in effect for one year or longer, the FDA may consider the IND for the affected product candidate to fall into Inactive Status, which may result in termination of the corresponding clinical program.

We are working expeditiously to respond to the FDA’s requests and to lift the hold. To the extent, however, that we are not successful in lifting the current clinical hold imposed by FDA, our results of operations and business will be materially adversely affected.

Our product candidates are based on new scientific approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and likelihood of success.

Our lead drug candidate, simufilam, targets a scaffolding protein called filamin A. In light of existing research, we believe that filamin A is a promising target for drug development with respect to TSC-related epilepsy. However, we cannot be certain that our novel technologies will yield clinical results that support the approval of a safe and effective therapeutic product or, if approvable, that such a product will be marketable. In addition, because FDA has limited comparators to evaluate our lead drug candidate, we could experience a longer than expected regulatory review process and increased development costs.

The drug development process, the clinical trial process and the enrollment and retention of patients in clinical trials could be challenging, expensive and time-consuming for the indications that we are targeting.

Identifying and qualifying patients to participate in clinical studies is critical to the success of the relevant product candidate. The timing of clinical studies depends, in part, on the speed of recruitment of patients to participate in testing such product candidates as well as completion of required follow-up periods. For any study that we initiate, we may not be able to identify, recruit and enroll a sufficient number of patients or patients with required or desired characteristics to achieve the objectives of the study. If patients are unable or unwilling to participate in such studies, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our technology, failure to meet study endpoints or objectives or termination of the clinical studies altogether.

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

Furthermore, our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. In addition, negative results in previous clinical trials of our drug candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same drug candidate. For example, our enrollment efforts for future clinical trials, regardless of indication, may face headwinds as a result of the failure of our RETHINK-ALZ and REFOCUS-ALZ clinical trial to achieve their primary endpoints.

We face particular challenges pursuing an indication for simufilam for TSC-related epilepsy. Because TSC is a rare neurological disorder, there are limited patient pools from which to draw in order to complete clinical trials in a timely and cost-effective manner. Identifying and qualifying patients to participate in our clinical trials would be critical to our success in pursuing an indication in TSC for simufilam. The number of patients suffering from TSC is approximately 45,000 people in the United States and has not been established with precision. If the actual number of patients with TSC is smaller than we anticipate, we may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of a drug candidate. Even once enrolled we may be unable to retain a sufficient number of patients to complete trials for TSC-related epilepsy.

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

Our business is substantially dependent on our ability to successfully complete clinical development and obtain regulatory approval for simufilam, which may never occur. Until 2025, we have invested a significant portion of our efforts and financial resources in the development of simufilam for the treatment and detection of Alzheimer’s disease. We are currently subject to a full clinical hold. If we are successful in our efforts to have the clinical hold lifted, we intend to conduct a proof-of-concept clinical study to better understand simufilam’s potential as a treatment for TSC-related epilepsy.

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

We have a limited operating history in our business targeting TSC-related epilepsy and no history of product approvals for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company with a limited operating history. Our business targeted Alzheimer’s disease through mid-2025 and currently targets TSC-related epilepsy. Since we commenced operations in 1998, we have had no product candidates approved for commercial sale and have not generated any revenue from product sales. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. To date, we have not obtained marketing approval for any product candidates or conducted sales and marketing activities necessary for successful product commercialization. Our long operating history as a company without product revenue makes any assessment of our future success and viability subject to significant uncertainty.

We will continue to encounter risks and difficulties frequently experienced by clinical-stage biopharmaceutical companies in rapidly evolving fields. We have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not successfully address these risks and difficulties, our business, results of operations and financial condition will suffer materially.

We may not be able to obtain orphan drug exclusivity for our product candidates in the United States or the European Union.

We may seek orphan drug designation and orphan drug exclusivity for one or more of our products or product candidates in the United States and the European Union (“EU”), but we may not be successful. Orphan drug designation does not guarantee regulatory approval or market exclusivity, and orphan drug exclusivity—if granted—is available only upon approval for a specific indication and is subject to significant limitations. Regulatory authorities may deny or revoke orphan designation or exclusivity if applicable criteria are not met, including if disease prevalence is higher than anticipated, if our product is not sufficiently differentiated from other therapies, or if a competing product is determined to be clinically superior. Even if orphan drug exclusivity is obtained, it may be limited in scope, apply only to a particular indication, and may not prevent competitors from developing or commercializing alternative therapies. If we are unable to obtain or maintain orphan drug exclusivity, or if such exclusivity is narrower or less valuable than expected, our ability to successfully commercialize our products candidates could be materially adversely affected.

Our inability to develop formulations of simufilam appropriate for pediatric patients under the age of 12 could delay or prevent clinical trials of simufilam in that population.

Our product candidate, simufilam, currently is available only in formulations that may not be appropriate for administration to pediatric patients below the age of 12. The development of age‑appropriate formulations for younger pediatric populations presents significant scientific, regulatory, and manufacturing challenges, and we may be unable to develop such formulations in a timely manner or at all. If we are unable to develop formulations suitable for this patient population, we may be required to delay, limit, or forego future clinical trials in patients under the age of 12, which could adversely affect our development timelines, regulatory strategy, and ability to pursue pediatric indications. Any such delays or limitations could materially and adversely affect our business, results of operations, and prospects.

We cannot give any assurance that we will file for regulatory approval for any of our product candidates or that, if we file for approval, our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

To date, we have invested substantial effort and financial resources to identify, procure intellectual property for, and develop our programs in neurodegeneration and other central nervous system disorders, including conducting preclinical and clinical studies for our product candidate, simufilam, and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

Results of any of our preclinical studies or Phase 1 or Phase 2 clinical trials with simufilam are not predictive of the future results of any other trial, including any later-stage Phase 3 clinical trials. Notwithstanding promising results in earlier stage trials, our two Phase 3 trials in Alzheimer’s disease did not meet each of the pre-specified co-primary, secondary and exploratory biomarker endpoints. Simufilam may fail to show the desired safety and efficacy in additional Phase 3 clinical trials despite having progressed successfully through preclinical studies and initial clinical trials in the applicable indication. Many biopharmaceutical companies have suffered significant setbacks in Phase 3 clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. We cannot be certain that our product candidates under development will not continue to face similar setbacks.

In addition, preliminary conclusions based on data from analyses of Phase 1 and Phase 2 clinical studies and open-label results may not be reproduced when implemented in large, well-controlled, randomized clinical trials. Particular caution should be exercised when interpreting preliminary data, data relating to a small number of patients and data from open-label uncontrolled studies, which are generally not capable of providing interpretable evidence of efficacy. Phase 1 studies are designed to assess the initial safety characteristics of simufilam. Such studies are not designed to, and do not, evaluate safety, tolerability and efficacy of simufilam in patients. Similarly, Phase 2 clinical studies with simufilam that we conduct are designed to assess the safety characteristics of simufilam in patients. Such Phase 2 programs are not designed to, and do not, evaluate large-scale or long-term safety, tolerability and efficacy of simufilam in patients. There can be no assurance that future large, well-controlled, multi-dose studies will demonstrate the safety, tolerability or efficacy of simufilam to treat patients with any indication, including TSC-related epilepsy.

Even if clinical trials for simufilam are completed, we cannot be certain that their results will support the substantial evidence of safety and efficacy needed to obtain regulatory approval. The failure of simufilam to show safety, tolerability or efficacy in any future clinical studies would significantly harm our business.

Results observed in preclinical studies and early stage clinical trials for simufilam are not sufficient evidence of drug safety or efficacy for purposes of regulatory approval.

Data results from any preclinical and early stage studies that we conduct do not constitute, and should not be interpreted as, sufficient evidence of safety or efficacy for simufilam to obtain regulatory approval in the applicable indication, including TSC-related epilepsy. Rigorous evidence for drug safety and efficacy is derived only from one or more large, randomized, placebo-controlled studies. The size and open-label design of portions of our early stage studies may introduce clinical or statistical bias or may generate results that may not fully distinguish between drug effects and random variation. Different methods of statistical analysis on clinical data from the same study may lead to objectively different numerical results. These and other statistical and clinical features of our early stage studies add complexity or limitations to the scope of data interpretation.

We may encounter substantial delays in the clinical studies that we conduct or may not be able to conduct or complete our clinical studies on the timelines we expect, if at all.

Clinical testing is expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned, enroll patients as planned or be completed on schedule, if at all. As demonstrated by the clinical hold issued by FDA for our planned proof of concept trial in TSC-related epilepsy, regulatory action can delay a clinical study’s initiation and/or completion. Moreover, even after our studies begin, safety or other issues may arise that could suspend or terminate such clinical studies. A failure of one or more clinical studies can occur at any stage of testing, and our ongoing or future clinical studies may not be successful. Events that may prevent successful or timely initiation or completion of clinical studies include:

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

●	delays in identifying and recruiting suitable clinical investigators;
●	delays in obtaining required IRB approval for each clinical study site or adverse action by one or more IRBs;
●	a new safety finding that presents unreasonable risk to clinical study participants;
●	a negative finding from an inspection of our CRO, clinical study operations or study sites;
●	the finding that the investigational protocol or plan is deficient to meet its stated objectives;
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

U.S. federal and state governments have proposed and implemented, and may continue to propose or implement, measures intended to reduce prescription drug prices or control healthcare costs. Such actions could result in pricing or reimbursement pressures, increased compliance obligations, or changes in market access for our future products, which could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

Our product candidates are still in development. Such product candidates will take several years to develop and must undergo extensive clinical and scientific validations. Even if we are successful in developing any of our product candidates through clinical and scientific validation, we may not be able to develop a drug or a diagnostic that:

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

We currently do not have the in-house capabilities to manufacture or commercialize our product candidates, and we rely on a third-party commercial drug manufacturing organization for supplies of simufilam. If we are unable to develop our own manufacturing, sales, marketing and distribution capabilities, or if we are not successful in contracting with third parties for these services on favorable terms, or at all, our product revenues could be adversely impacted.

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

We currently do not have the sales, marketing or distribution capabilities necessary to support a commercial program. We have not established commercial strategies regarding any of our product candidates. In order to commercialize our products, if any are approved by FDA, we will either have to develop such capabilities internally or collaborate with third parties who can perform these services for us.

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

If our third-party vendors do not successfully carry out their contractual duties, meet expected deadlines, or conduct studies in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. For example, one of our vendors in the past failed to fully comply with certain Good Laboratory Practice (GLP) norms in its research facility, which required us to repeat a lab study at a different research site.

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

Until 2025, our drug development strategy has been focused on clinically testing our product candidates in Alzheimer’s disease. We are now expanding our research efforts into other areas of clinical medicine based on a variety of factors, with an initial focus on TSC-related epilepsy. We are currently subject to a full clinical hold. If we are successful in our efforts to have the clinical hold lifted, we intend to conduct a proof-of-concept clinical study to better understand simufilam’s potential as a treatment for TSC-related epilepsy. Conducting clinical studies for additional indications for our product candidates will require substantial technical, financial and human resources and is prone to the inherent risks of failure in drug development. We cannot provide any assurance that we will be successful in our effort to expand our technology or our product candidates in additional indications.

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

Several pharmaceutical and biotechnology companies are currently pursuing the development of products for the treatment of central nervous system disorders, including TSC-related epilepsy. Many of these current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals, and marketing approved products than we do.

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

We are currently managing civil claims under federal and state laws, relating to and/or arising out of research and development of our product candidates, including securities disclosures and other aspects of our business. For additional information regarding legal proceedings, see “Notes to Consolidated Financial Statements—Contingencies”.  New claims or inquiries may arise in the future.

In response to such legal proceedings, we have established a comprehensive document retention policy that strictly governs how we handle, store and protect our documents and data. Failure to comply with our document retention policy would expose us to risk of enforcement actions and penalties under applicable laws.

Legal proceedings are inherently unpredictable, and large judgments or penalties sometimes occur. As a consequence, we may in the future incur judgments or penalties that could involve large cash payments, including the potential repayment of amounts allegedly obtained improperly and other penalties, including enhanced damages. For example, the Company paid a civil monetary penalty of $40 million in November 2024 as part of a settlement with the SEC resolving the SEC investigation of the Company’s disclosures regarding its Phase 2b Study and related matters. In addition, the Company has recently agreed to pay $31.25 million to settle certain securities litigation. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

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

Our application to register our new corporate name as a trademark may be denied, which could adversely affect our business.

We have applied to register our new corporate name, Filana Therapeutics, as a trademark, but there can be no assurance that the United States Patent and Trademark Office (USPTO) will approve the application. If registration is denied, we may be unable to obtain the scope of trademark protection we desire for our corporate name, which could limit our ability to prevent third parties from using confusingly similar names or marks. A denial could also require us to incur additional costs to pursue alternative branding strategies, enforce unregistered rights, or consider further changes to our corporate name or branding, any of which could adversely affect our business, results of operations, or reputation.

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

We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to:

●	comply with the laws of FDA and other comparable foreign regulatory authorities;
●	provide true, complete, and accurate information to FDA and other comparable foreign regulatory authorities;
●	comply with manufacturing standards we have established;
●	comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws;
●	comply with laws governing the improper use of information obtained in the course of patient recruitment for clinical studies;
●	report financial or clinical information or data accurately or to disclose unauthorized activities to us; or
●	otherwise comply with applicable criminal, civil or regulatory laws governing their conduct.

It is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including reputational damage and the imposition of significant fines or other sanctions.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the U.S. and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, such patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our priority of invention or other features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms or at all or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technology and products.

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

Our expansion into additional indications may face challenges if we are unable to obtain additional intellectual property rights that may be necessary or desirable.

We may leverage our scientific insights in neurodegeneration and neuroinflammation and advanced tools in molecular biology, biochemistry, and imaging to expand our science to other diseases, initially focusing on central nervous system disorders.

While we expect certain of our existing intellectual property, such as our patents covering the composition of matter of our drug simufilam, to be important for any such expansion, in order to expand our science to other diseases, for some indications, it may be necessary or desirable that we procure additional intellectual property to support new development programs. In the absence of such additional intellectual property rights, product candidates that we may develop for such additional indications may not be sufficiently covered by intellectual property or such product candidates may be challenged by third parties possessing other intellectual property or exclusive rights in respect thereof.

We are currently subject to a full clinical hold. If we are successful in our efforts to have the clinical hold lifted, we intend to conduct a proof-of-concept clinical study to better understand simufilam’s potential as a treatment for TSC-related epilepsy.

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

Risks Related to Our Business and Operations

We have been and may in the future be subject to lawsuits and governmental investigations and inquiries.

We previously settled an SEC investigation, and the DOJ closed its criminal investigation without pursuing charges. Notwithstanding the resolution of these matters, government authorities retain broad discretion to reopen investigations, pursue new inquiries based on the same or similar facts, or initiate additional proceedings in the future. We cannot predict whether any such actions may occur or the scope, duration, or outcome of any future investigation. Any renewed or new investigation could result in substantial costs, diversion of management attention, reputational harm, civil or criminal penalties, or other adverse consequences, which could materially and adversely affect our business, financial condition, results of operations, or prospects.

We also are defending ourselves in several civil lawsuits, including Anti-SLAPP, securities class action and shareholder derivative actions. The defense of these matters is expensive and time consuming and may divert the time and attention of our management away from the conduct of our primary business. Such litigation is inherently uncertain, and we cannot predict the timing, outcome, or impact of these lawsuits, including whether they will be resolved through settlement or adverse judgment. Any such resolution could involve substantial monetary damages, penalties, or other remedies, as well as reputational harm, even if we ultimately prevail. The costs associated with defending these actions, together with any unfavorable outcome, could materially and adversely affect our business, financial condition, results of operations, cash flows, and stock price. Moreover, the allegations underlying such litigation and governmental investigations have damaged our business reputation, which may make it difficult to, among other things: raise capital or engage in a strategic transaction on acceptable terms or at all; hire and retain third-party consultants and collaborators; recruit and retain patients for our studies; and attract and retain qualified executive officers, other employees and directors.

As a result of current or future lawsuits, we may have to pay significant damages or amounts in settlement above insurance coverage, including amounts in respect of indemnification obligations of the Company to former officers and senior employees. An unfavorable outcome or prolonged litigation could materially and adversely impact our business, operating results, and financial condition, including our cash runway. In addition, current or future government investigations and inquiries could subject us to various sanctions, including significant penalties, our being prevented from receiving government grants, and other punitive measures. For example, the Company paid a civil monetary penalty of $40 million in November 2024 as part of a settlement with the SEC resolving the SEC investigation of the Company’s disclosures regarding its Phase 2b Study and related matters. In addition, the Company has recently agreed to pay $31.25 million to settle certain securities litigation. Such payments or settlement arrangements in current or future litigation and government investigations and inquiries could significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

While we cannot estimate our potential exposure to future litigation, regulatory claims, investigations or proceedings at this time, we have already incurred significant expense and expect to continue to incur significant expense in the future.

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

Disruptions at the FDA and other agencies, including workforce reductions, may also slow the time necessary for us and the FDA to communicate and discuss key aspects of our clinical program, or for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA or SEC to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Within the U.S., there are numerous federal and state laws and regulations related to the privacy and security of personal information. For example, at the federal level, the Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA), and its implementing regulations establish privacy and security standards that limit the use and disclosure of personally identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information. While we have determined that we are neither a “covered entity” nor a “business associate” directly subject to HIPAA, many of the U.S. health care providers with which we interact are subject to HIPAA, and we may have assumed obligations related to protecting the privacy of personal information. States are increasingly regulating the privacy and security of personal information. For example, the California Consumer Privacy Act (CCPA), which took effect in 2020, gives California consumers (defined to include all California residents) certain rights, including the right to ask covered companies to disclose the types of personal information collected, the categories of sources from which such information was collected, the business purpose for collecting or selling the consumer’s personal information, the categories of third parties with whom a covered company shares personal information, and specific pieces of information collected by a covered company. The CCPA imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA also gives California consumers the right to ask covered companies to delete a consumer’s personal information and it places limitations on a covered company’s ability to sell personal information, including providing consumers a right to opt out of sales of their personal information. Additionally, the California Privacy Rights Act (CPRA), which became operational in 2023, significantly modifies the CCPA, including expanding consumers’ rights with respect to certain sensitive personal information, and creates a new state agency vested with authority to implement and enforce the CCPA and CPRA. The Virginia Consumer Data Protection Act (CDPA) went into effect in 2023 and provides consumers with new rights to access, correct, delete and obtain a copy of the personal information a covered business holds about them, and to opt out of certain data processing activities.

Ownership of our corporate headquarters and property leasing are subject to numerous risks and uncertainties.

In 2021, we made an all-cash purchase of an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. Title to this property is held by Austin Innovation Park, LLC, a Texas limited liability company wholly owned by the Company. The purchase required a substantial upfront cash investment and may require further commitments of our resources in the future. We have assumed or entered into lessor commitments with independent third parties for portions of our office complex and expect to continue to do so in the future. Commercial property ownership and related leasing activity are subject to many factors that pose substantial financial risks and uncertainties, including tenant default or non-payment of lease obligations by tenants. Macro-economic or other factors outside of our control could have an adverse effect on the demand for leased office space in our locale or may cause a decline in the market value of our corporate headquarters.

At December 31, 2025, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. We expect to record a modest net loss on leasing activities in 2026 due to higher vacancy rates compared to historic occupancy. If we fail to lease unoccupied office space at favorable rates, or if we incur excessive expenses in this effort or incur excessive leasehold improvements or property ownership expenses, our business, operations, future prospects, cash flows, and financial position may be adversely affected.

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

We are exploring and incorporating AI capabilities and related data analytics into our drug development efforts. As an emerging and rapidly evolving technology, our use of AI presents risks that could adversely affect our operations, information security and reputation. AI systems may produce inaccurate or flawed outputs due to flawed algorithms, or insufficient and/or erroneous training data. Reliance on flawed outputs could result in lower quality decision making or prevent us from effectively utilizing AI in our business. We may also become vulnerable to operational disruptions if the AI technologies we use experience downtimes or are compromised by cyberattacks. If we do not effectively implement guardrails and train our staff on the safe and proper use of AI, or if our staff fail to effectively adhere to our established guardrails and training on the use of AI, we may experience adverse effects on our business, including data breaches, the loss of confidential information (including our intellectual property), unintentional disclosure of personal data, or other misuse of our proprietary information, any of which could result in significant reputational harm and could have a material adverse effect on our business and results of operations.

Our reliance on third parties requires us to share our proprietary information, which increases the possibility that a competitor will discover this information or that our proprietary information will be misappropriated or inadvertently disclosed.

Our reliance on third-party vendors requires us to disclose our proprietary information to these parties, which could increase the risk that a competitor will discover this information or that our proprietary information will be misappropriated or disclosed without our intent to do so. If any of these events were to occur, then our ability to obtain patent protection or other intellectual property rights could be irrevocably jeopardized, and costly, distracting litigation could ensue. Furthermore, if these third-party vendors cease to continue operations and we are not able to quickly find a replacement provider or we lose information or items associated with our product candidates, our development programs may be delayed. Although we carefully manage our relationships with our third-party collaborators and CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, clinical operations, financial condition and prospects.

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

We have relationships with unaffiliated research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration agreements, can expect only limited amounts of their time to be dedicated to our activities. Our research and development activities may depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful. Our research collaborators and scientific advisors may have relationships with other commercial entities, some of which could compete with us. Our research collaborators and scientific advisors sign agreements which provide for the confidentiality of our proprietary information and the results of studies conducted at our request. We may not, however, be able to maintain the confidentiality of our technology and other confidential information related to all collaborations. The dissemination of our confidential information could have a material adverse effect on our business.

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

We have incurred net losses in each reporting period since our inception, including a net loss of $91.0 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $496.1 million.

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

Our operations have required substantial amounts of cash since inception, and we expect our expenses to remain substantial for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities, research grants and payments received from prior third-party collaborations. Developing our product candidates and conducting clinical studies for the treatment of neurodegenerative diseases, including TSC-related epilepsy, will require substantial amounts of capital. We will also require a significant amount of capital to commercialize any approved products.

As of December 31, 2025, we had cash and cash equivalents of $95.5 million. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operations for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is a forward-looking statement, based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of currently unanticipated circumstances, which may be beyond our control. We may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Our cash and cash equivalents are generally maintained in highly liquid investments with original maturities of three months or less at the time of purchase. While, as of the date of this filing, we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since December 31, 2025, no assurance can be given that deterioration in conditions of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives.

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

The market price of our common stock has historically been highly volatile. For example, the closing price of our common stock has fluctuated from a low of $1.19 to a high of $4.64 over the 12 months preceding the filing date of this Annual Report on Form 10-K. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of December 31, 2025, we had aggregate federal net operating loss carryforwards of approximately $373.8 million, which begin to expire in 2029. Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a rolling three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards. Any such limitation, whether as the result of past offerings, sales of our common stock by our existing stockholders, the issuance of shares of common stock as a result of the exercise of warrants or additional sales of our common stock by us in the future could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred.

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

We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in prior offerings, and investors purchasing our shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock or securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in prior offerings. You may also be diluted upon the exercise of outstanding stock options as of December 31, 2025 to purchase approximately 4.2 million shares of our common stock at a weighted average price of $15.01 per share and the future issuance of up to approximately 0.5 million compensatory equity awards authorized under our 2018 Omnibus Incentive Plan. The issuance of such additional shares of common stock or the perception that issuances could occur, could result in significant downward pressure on our stock price.

On November 12, 2025, we entered into an at-the-market offering program (ATM) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $50 million in common stock in transactions pursuant to a shelf registration statement that was declared effective by the SEC on December 5, 2025. As of December 31, 2025, $50 million of capacity remained under the ATM program.

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

Item 2.     Properties

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. We occupied approximately 25% of the property as of December 31, 2025.

Item 3.     Legal Proceedings

We are, and from time to time, we may become involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to FDA. In addition, we have received and from time to time may receive inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to us except as disclosed in this Annual Report on Form 10-K in Note 11 to our consolidated financial statements entitled, “Contingencies.” We believe that our total provisions for legal matters are adequate based upon currently available information. Additional information regarding our legal proceedings is included in the “Contingencies” note.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on Nasdaq, under the symbol "FLNA."

Holders

As of March 2, 2026, there were approximately 30 registered holders of record of our common stock. We believe the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

Filana Therapeutics, Inc. (formerly Cassava Sciences, Inc.) is a clinical-stage biotechnology company based in Austin, Texas. Our mission is to develop transformative medicines to improve the lives of patients with CNS disorders, such as Tuberous Sclerosis Complex (TSC)-related epilepsy and other diseases associated with dysregulation or overexpression of filamin A. Our science is based on modulating the activity of a critical protein in the brain for patients with certain CNS disorders, such as TSC. Our lead therapeutic drug candidate, simufilam, was under clinical evaluation for the proposed treatment of Alzheimer’s disease in two Phase 3 clinical studies through 2024, when all ongoing clinical trials for simufilam in Alzheimer’s disease were discontinued. The phase out of the Company’s Alzheimer's disease development program was completed in the second quarter of 2025.

Our lead therapeutic product candidate, simufilam, is a proprietary small molecule oral treatment drug being studied for the treatment of TSC-related epilepsy. Simufilam was discovered and designed in-house and was characterized by our academic collaborators during research activities that were conducted from approximately 2008 to date.

Simufilam is intended to modulate the activity of a protein called filamin A, which regulates diverse aspects of neuronal cell development. Our and our collaborators’ published studies have demonstrated that the combination of mTOR activation and filamin A overexpression causes cell overgrowth, abnormal connectivity, and brain malformations, leading to seizures in patients with TSC. While such seizures have historically been treated with mTOR inhibitors and other drugs, filamin A represents a novel target for the potential treatment of TSC-related epilepsy, independent of mTOR. Simufilam is a potential first-in-class filamin A-modulating agent with the potential to treat TSC-related epilepsy. We continue to explore other potential indications for simufilam, both CNS related and otherwise, where our pre-clinical experiments suggest that simufilam may provide a benefit.

We Own or Control Worldwide Rights to Our Drug Development Program

Our success depends in part on our ability to obtain, maintain, and enforce intellectual property protection for our product candidates, including simufilam, and related technologies. We seek to protect our proprietary position through a combination of patents, patent applications, trade secrets, know‑how, and other intellectual property rights.

We own or exclusively control a portfolio of issued patents and pending patent applications directed to simufilam and related diagnostic assets. These intellectual property rights include patents covering composition of matter for simufilam in the United States, Europe, Australia, Israel, and Canada, as well as patents covering certain methods of use of simufilam in the United States, Europe, and Japan. We also own pending patent applications covering diagnostic assets related to simufilam in the United States, Europe, Japan, China, Canada, and Australia, as well as additional pending patent applications covering other diagnostic assets in the United States, Europe, Japan, China, and Canada.

In the United States, our patent protection relating to simufilam, including its solid forms and methods of use for Alzheimer’s disease and other neurodegenerative diseases, consists of nine issued U.S. patents, with expiration dates ranging from 2029 to 2040, subject to potential patent term extensions and adjustments. We have filed corresponding foreign patent applications for each of these U.S. patent families where we believe such protection is commercially appropriate.

In addition to our owned intellectual property, on February 26, 2025, we entered into the License Agreement with Yale pursuant to which we were granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of TSC‑related epilepsy and other potential indications. Under this exclusive, worldwide license, we have the right to sublicense the licensed intellectual property. The license is subject to customary diligence obligations and includes milestone payments, royalties on net sales of licensed products, and other contingent payments, including payments tied to the transfer of any regulatory priority review voucher, if issued. As a result, commercial sales of simufilam or related products, if any, may be subject to royalty obligations to Yale.

Except for intellectual property licensed from third parties, including pursuant to the License Agreement with Yale, we do not owe royalties or other payments to third parties with respect to our owned patents and patent applications covering simufilam.

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

Preclinical Studies with Simufilam in Tuberous Sclerosis Complex

Preclinical research conducted at Yale indicates that simufilam (then PTI-125) may be effective in reducing TSC-related seizure activity. A study conducted by Angelique Bordey, PhD, at Yale and published in the peer-reviewed journal Neuron in 2014 found overexpression of filamin A and neuronal abnormalities in brain tissue from TSC patients, as well as in brain tissue from mice that had been genetically altered to model TSC. The study further found that genetically normalizing filamin A expression in the mice prevented neuronal abnormalities. The paper, MEK-ERK1/2-Dependent FLNA Overexpression Promotes Abnormal Dendritic Patterning in Tuberous Sclerosis Independent of mTOR (Neuron. 2014 Oct 1. PMID: 25277454), was co-authored by Zhang L, Bartley CM, Gong X, Hsieh LS, Lin TV and Feliciano DM.

A later study conducted by Dr. Bordey and published in the peer-reviewed journal Science Translational Medicine in 2020 likewise found elevated filamin A and neuronal abnormalities in brain tissue from patients with focal cortical dysplasia type II (FCDII), a genetic disorder with similar characteristics to TSC, as well as in the brains of mice that had been genetically altered to model TSC and FCDII. That study showed that normalizing filamin A expression in the mice through genetic knockdown both limited the neuronal abnormalities and reduced the frequency of epileptic seizures in the mice. This 2020 paper, Filamin A Inhibition Reduces Seizure Activity in a Mouse Model of Focal Cortical Malformations (Sci Transl Med. 2020 Feb 19. PMID: 32076941), was co-authored by Zhang L, Huang T, Teaw S, Nguyen LH, Hsieh LS, Gong X, and Lindsay Burns, a former employee of the Company.

In this 2020 study, Dr. Bordey and her colleagues also studied the effect of treatment with simufilam in the mice that had been altered to model TSC and FCDII. The research showed that treatment with simufilam limited neuronal abnormalities and reduced seizure activity in the mouse model at a level similar to genetic knockdown of filamin A expression. Treatment with simufilam did not, however, affect the level of filamin A in the brains of the mice.

Dr. Bordey joined the Company as Senior Vice President, Neuroscience, on May 1, 2025, while continuing her tenured academic position at Yale School of Medicine on a part time basis. In connection with plans to initiate a clinical program in TSC-related epilepsy, the Company appointed Dr. Joseph Hulihan as Chief Medical Officer in August 2025. Dr. Hulihan, who brings over 25 years of industry experience, devotes approximately half of his professional time to the Company and will advise on the clinical development of simufilam.

In August 2025, the Company announced positive preclinical results of a study evaluating simufilam in a well-accepted mouse model of TSC-related epilepsy. The study was conducted in collaboration with the TSCA and the TSC Preclinical Consortium using an animal model of TSC-related epilepsy, the Tsc1 conditional knockout (CKO) mouse line (Tsc1-CKO). These mice develop spontaneous seizures and are used by the TSC Alliance to evaluate the effectiveness and safety of novel and repurposed therapeutics in the potential treatment of TSC-related epilepsy. The study was conducted by PsychoGenics, Inc., the TSC Preclinical Consortium’s research partner.

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

Based on the results of these studies, the Company filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) in order to initiate a proof-of-concept clinical trial for simufilam in TSC-related epilepsy. On December 15, 2025, the Company received a formal letter from FDA confirming that the proposed clinical trial is on full clinical hold subject to the Company providing FDA with additional information, including additional pre-clinical data, and modifying the protocol design.

The Company is working expeditiously to address the items identified in the letter. However, as announced on December 18, 2025, the Company no longer expects to initiate a proof-of-concept clinical trial for simufilam in TSC-related epilepsy in the first half of 2026. The updated timing for initiation of a clinical trial will depend on the Company’s ability to provide the requested information and on satisfactory completion of FDA’s review.

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

In exchange for the rights acquired pursuant to the License Agreement, we paid Yale (i) a nominal upfront license fee, and agreed to pay (ii) payments upon the achievement of specified clinical, regulatory and commercial milestones, totaling up to $4.5 million and (iii) upon transfer to a third party of a regulatory priority review voucher, if issued,  a low-to-mid double digit percentage of any consideration received for such transfer. We also agreed to pay Yale tiered royalties, ranging from a low- to mid- single digit percentage, on aggregate net sales of licensed products, subject to tiered minimum annual royalty payments ranging from the low- to mid- hundreds of thousands of dollars.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $496.1 million at December 31, 2025. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs and general corporate expenses. Research and development activities include costs of preclinical and clinical studies as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of the timing of preclinical activities, enrollment rates of clinical studies for our product candidates and our need for clinical supplies.

We believe that our cash and cash equivalents at December 31, 2025, will enable us to fund our operating expenses for at least the next 12 months. In addition, we may seek in the future to fund our operations through additional public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain financing or reach profitability, the related lack of liquidity will have a material adverse effect on our operations and future prospects, and we may have to significantly delay, scale back or discontinue the development and commercialization of simufilam, our lead drug candidate, or delay our efforts to expand our product pipeline.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase in the future as we:

●	engage with, and satisfactorily respond to, requests for additional information from the FDA concerning the clinical hold on our IND application for simufilam in TSC-related epilepsy;
●	conduct other preclinical and clinical studies for our product candidates, including simufilam for TSC-related epilepsy;
●	seek regulatory approvals for our product candidates;
●	develop, formulate, manufacture and commercialize our product candidates;
●	implement additional internal systems and develop new infrastructure;
●	acquire or in-license additional products or technologies, or expand the use of our technology;
●	maintain, defend and expand the scope of our intellectual property; and
●	expend resources related to legal proceedings and claims, including U.S. government inquiries.

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

Components of Operating Results

Operating Expenses

Research and Development Expenses

We focus substantially all of our research and development efforts in the development of simufilam. Research and development expenses for our investigational diagnostic product candidate, SavaDx, represented less than 1% of total research and development expenses for the periods presented. The SavaDx program was discontinued in mid-2025. The following table summarizes expenses by category for research and development efforts (in thousands):

	Years ended December 31,
	2025	2024	2023

Phase 2 and Phase 3 clinical trials	$8,148	$42,321	$71,087
Pre-clinical and Phase 1 studies	2,485	5,109	6,425
Chemical, Manufacturing and Controls costs (“CMC costs”)	1,853	6,464	2,910
Personnel related	5,184	6,640	5,723
Stock-based compensation	7,159	6,492	2,050
Other	1,761	2,611	1,228
	$26,590	$69,637	$89,423

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

Estimating the dates of completion of clinical development, and the costs to complete development, of our product candidates would be highly speculative and subjective. Pharmaceutical products take a significant amount of time to research, develop and commercialize. The clinical study portion of the development of a new drug alone usually spans several years. We expect research and development expense to decrease in future periods as the phase out of the Alzheimer's disease development program was completed in Q2 2025, and expenses for the TSC-related epilepsy program are expected to be significantly lower compared to those for the Alzheimer's disease program. The cost and pace of our future research and development activities are linked and subject to change.

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

●

Legal and other contingencies. The Company is currently involved in various claims and legal proceedings. The Company regularly reviews the status of each significant matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and legal and regulatory proceedings and may revise its estimates. Due to the inherent uncertainties of the legal and regulatory process, our judgments may be materially different than the actual outcomes. Refer to Note 12 to the Consolidated Financial Statements for further information on contingencies.

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

Results of Operations – Comparison of years ended December 31, 2025 and 2024

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

●	clinical studies,
●	preclinical testing,
●	clinical supplies and related formulation and design costs, and
●	compensation and other personnel-related expenses.

Research and development expenses decreased to $26.6 million in 2025 from $69.6 million in 2024, representing a 62% decrease. This decrease was due primarily to the phase out of the Alzheimer's disease development program beginning the fourth quarter of 2024 and completed in the second quarter of 2025.

We expect research and development expense to decrease in future periods as the phase out of the Alzheimer's disease development program was completed in Q2 2025, and expenses for the TSC-related epilepsy program are expected to be significantly lower compared to those for the Alzheimer's disease program.

General and Administrative Expense

General and administrative expenses consist of personnel costs, allocated expenses and other expenses for outside professional services, including legal, human resources, audit and accounting services. Personnel costs consist of salaries, bonus, benefits and stock-based compensation. Allocated expenses consist primarily of existing facility costs. We incur insurance, audit, investor relations and other administrative and professional services expenses associated with operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq. General and administrative expense decreased to $68.8 million in 2025 from $71.8 million in 2024. The 4% decrease was due primarily to a $40.0 million SEC-related loss contingency recorded in 2024 being partially offset by $9.9 million in insurance recoveries. This compared to a $31.3 million securities litigation loss contingency and $4 million of other litigation contingencies recorded in 2025, for which there were no insurance recoveries. The change also included a $2.6 million increase in stock-based compensation expense due to new awards granted in late 2024. These increases were partially offset by a decrease in severance costs recorded in the prior year period which were not repeated in 2025.

We expect general and administrative expense will decrease significantly in future periods as we entered into a binding term sheet to resolve our most significant, legacy litigation in 2025. However, we expect general and administrative expense to remain high compared to historic levels due to ongoing professional fees and legal expense related to other ongoing litigation. In addition, stock-based compensation expense is expected to be higher than historic levels due to new awards granted in 2024 and 2025.

Interest Income

Interest income was $4.6 million in 2025 compared to $8.5 million in 2024. The 46% decrease was due primarily to lower interest rates and cash balances in 2025 compared to 2024.

We expect interest income to decrease significantly in 2026 compared to 2025 due to lower cash balances and interest rates.

Other income (loss), net

We record the activities related to leasing office space to third parties in buildings we own as other income (loss), net, as leasing is not core to the Company’s operations. Other income (loss), net, was $(0.2) million during 2025 compared to $0.4 million during 2024. We expect to continue to record a modest net loss on leasing activities in 2026 due to higher vacancy rates compared to historic occupancy.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Change in fair value of warrants

There were no common stock warrants outstanding or change in fair value of warrants for the year ended December 31, 2025. The change in fair value of warrants was $108.2 million for the year ended December 31, 2024.

The 2024 change was attributable to a gain on the change in fair value of our liability-classified warrants from distribution on January 3, 2024 to their redemption in May 2024. The change in fair value was primarily driven by a decrease in fair value at redemption as there was little or no market trading activity and the warrants were redeemed for a nominal payment of $0.001 per warrant.

Comparison of the years ended December 31, 2024 and 2023

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2024 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaborative agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of December 31, 2025, cash and cash equivalents totaled $95.5 million.

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

From January 3, 2024 through the Redemption Date, a total of approximately 3.8 million warrants were exercised. Gross proceeds for 2024 from the warrant distribution totaled approximately $126.3 million from the issuance of approximately 5.7 million common shares at $22.00 per share. Total net proceeds of the warrant distribution were approximately $123.6 million after deducting exercise expenses and commissions.

After the first $20 million of gross proceeds, the Company was obligated to pay a commission of 2.5% of the gross proceeds from the sale of shares of common stock from warrant exercises to the Company's financial advisor for the warrant distribution. Total cost of warrant exercises through the Redemption Date were approximately $2.7 million.

At the Market (ATM) Common Stock Issuance

On November 12, 2025, we entered into an at-the-market offering program (ATM) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $50 million in common stock in transactions pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission (SEC) on December 5, 2025. We are obligated to pay a commission of up to 3.0% of the gross proceeds from the sale of shares of common stock in the offering. We are not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the year ended December 31, 2025.

Use of Cash

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Years ended December 31,
	2025	2024	2023

Net cash used in operating activities	$(32,252)	$(116,929)	$(82,025)
Net cash used in investing activities	(581)	(103)	(414)
Net cash provided by financing activities	(239)	124,470	2,560
Net increase (decrease) in cash and cash equivalents	$(33,072)	$7,438	$(79,879)

Net cash used in operating activities was $32.3 million for the year ended December 31, 2025, resulting primarily from the net loss reported of $91.0 million as well as a decrease in accrued development expenses of $2.1 million. This change was partially offset by an increase in accounts payable and other accrued expenses of $34.0 million and a decrease in prepaid and other assets of $6.1 million. There was also a non-cash adjustment for stock compensation expense of $19.6 million and depreciation and amortization of $0.9 million.

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

Net cash used in investing activities during the year ended December 31, 2025 was $0.6 million primarily for tenant improvements for new lessees.

Net cash used in investing activities during the year ended December 31, 2024 was $0.1 million for computers and equipment and other assets.

Net cash used in financing activities during the year ended December 31, 2025 was $0.2 million for costs to establish the 2025 ATM offering program, partially offset from the exercise of stock options.

Net cash provided by financing activities during the year ended December 31, 2024 was $124.5 million including $123.6 million of net proceeds from the exercise of warrants and $0.9 million from the exercise of stock options.

Use of Cash – Comparison of the years ended December 31, 2024 and 2023

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our 2024 Annual Report on Form 10-K for a discussion of use of cash for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Property and Leases

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At December 31, 2025, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. We expect to record a modest net loss on leasing activities in 2026 due to higher vacancy rates compared to historic occupancy.

Future Funding Requirements

We have an accumulated deficit of $496.1 million at December 31, 2025. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our product candidates and the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products. We believe that our current resources should be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us.

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

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $95.5 million as of December 31, 2025, which consisted primarily of U.S. Treasury securities and money market accounts.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain investment vehicles with high credit quality and short-term duration, in accordance with our board-approved investment policy. Such interest-earning instruments carry a degree of interest rate risk. However, due to the generally short-term maturities and low risk profile of our cash equivalents, an immediate 100 basis point increase or decrease in interest rates during any of the periods presented would increase or decrease our annual net loss by less than $1.3 million in our consolidated financial statements.

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Filana Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Filana Therapeutics, Inc. (the Company) (formerly known as Cassava Sciences, Inc.) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Loss Contingencies

Description of the Matter

The Company is subject to lawsuits, claims, allegations, and investigations regarding the Company’s terminated clinical trials related to simufilam and SavaDx. As described in Note 12 to the consolidated financial statements, such lawsuits, claims, allegations and investigations can have an adverse impact on the Company and its consolidated financial statements. During the year ended December 31, 2025, the Company recorded loss contingencies of $35.25 million, for certain of its legal matters described in Note 12. With respect to the remaining matters described in Note 12 regarding simufilam and SavaDx, the Company believes that the likelihood of an unfavorable outcome is not probable, however, it is reasonably possible that the Company may incur a loss. For those matters, the Company is unable to reasonably estimate the amount or range of potential loss at December 31, 2025.

Auditing management’s accounting for, and disclosure of, loss contingencies related to the lawsuits, claims, allegations and investigations was challenging because management’s evaluation of the likelihood of loss required judgment.

How We Addressed the Matter in Our Audit

Our audit procedures included gaining an understanding of the status of ongoing lawsuits and investigations, reading the meeting minutes of the board of directors and of the committees of the board of directors, reading summaries of the proceedings and related correspondence. We also obtained executed and pending settlement agreements, requested letters from internal and external legal counsel, inquired of internal and external legal counsel for developments related to the lawsuits, claims, allegations and investigations, vouched payments to third party evidence and obtained written representations from the Company on these matters. We also evaluated the Company’s disclosures in relation to these matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Austin, Texas

March 12, 2026

FILANA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$95,502	$128,574
Prepaid expenses and other current assets	2,207	7,958
Total current assets	97,709	136,532
Property and equipment, net	20,646	21,001
Total assets	$118,355	$157,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other accrued expenses	$41,647	$7,654
Accrued development expense	364	2,440
Accrued compensation and benefits	1,625	1,357
Other current liabilities	198	299
Total current liabilities	43,834	11,750
Other non-current liabilities	118	79
Total liabilities	43,952	11,829
Commitments and contingencies (Notes 10, 11 and 12)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 48,307,896 and 48,203,179 shares issued and outstanding at December 31, 2025 and 2024, respectively	48	48
Additional paid-in capital	570,439	550,767
Accumulated deficit	(496,084)	(405,111)
Total stockholders' equity	74,403	145,704
Total liabilities and stockholders' equity	$118,355	$157,533

See accompanying notes to consolidated financial statements.

FILANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2025	2024	2023
Operating expenses:
Research and development	$26,590	$69,637	$89,423
General and administrative	68,800	71,809	16,534
Total operating expenses	95,390	141,446	105,957
Operating loss	(95,390)	(141,446)	(105,957)
Interest income	4,620	8,510	7,833
Other income (loss), net	(203)	411	907
Gain from change in fair value of warrant liabilities	—	108,183	—
Net loss	$(90,973)	$(24,342)	$(97,217)

Shares used in computing net loss per share, basic	48,297	46,329	41,932
Net loss per share, basic	$(1.88)	$(0.53)	$(2.32)
Numerator, diluted:
Net loss	$(90,973)	$(24,342)	$(97,217)
Adjustment for change in fair value of warrant liabilities	—	(43,793)	—
Adjusted numerator, diluted	$(90,973)	$(68,135)	$(97,217)
Shares used in computing net loss per share, diluted	48,297	46,604	41,932
Net loss per share, diluted	$(1.88)	$(1.46)	$(2.32)

See accompanying notes to consolidated financial statements.

FILANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2022	41,735,557	42	511,049	(283,552)	227,539
Stock-based compensation for:
Stock options for employees	—	—	4,493	—	4,493
Stock options for non-employees	—	—	93	—	93
Issuance of common stock pursuant to exercise of stock options	501,362	—	2,560	—	2,560
Net loss	—	—	—	(97,217)	(97,217)
Balance at December 31, 2023	42,236,919	$42	$518,195	$(380,769)	$137,468
Stock-based compensation for:
Stock options for employees	—	—	15,054	—	15,054
Stock options for non-employees	—	—	1,237	—	1,237
Issuance of warrants	—	—	(113,363)	—	(113,363)
Common stock issued pursuant to warrant exercises, net of exercise costs	5,739,247	6	123,546	—	123,552
Derecognition of warrant liabilities upon exercise of warrants	—	—	5,180	—	5,180
Issuance of common stock pursuant to exercise of stock options	227,013	—	918	—	918
Net loss	—	—	—	(24,342)	(24,342)
Balance at December 31, 2024	48,203,179	$48	$550,767	$(405,111)	$145,704
Stock-based compensation for:
Stock options for employees	—	—	18,776	—	18,776
Stock options for non-employees	—	—	806	—	806
Issuance of common stock pursuant to exercise of stock options	104,717	—	90	—	90
Net loss	—	—	—	(90,973)	(90,973)
Balance at December 31, 2025	48,307,896	$48	$570,439	$(496,084)	$74,403

See accompanying notes to consolidated financial statements.

FILANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(90,973)	$(24,342)	$(97,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,582	16,291	4,586
Gain from change in fair value of warrant liabilities	—	(108,183)	—
Depreciation	903	952	1,084
Amortization of intangible assets	33	180	446
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,080	539	1,714
Operating lease right-of-use assets and liabilities	—	—	(17)
Accounts payable and other accrued expenses	33,993	(2,919)	6,896
Accrued development expense	(2,076)	(597)	757
Accrued compensation and benefits	268	1,157	30
Other liabilities	(62)	(7)	(304)
Net cash used in operating activities	(32,252)	(116,929)	(82,025)
Cash flows from investing activities:
Purchases of property and equipment	(581)	(103)	(414)
Net cash used in investing activities	(581)	(103)	(414)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	90	918	2,560
Proceeds from exercise of common stock warrants, net of exercise costs	—	123,552	—
2025 ATM offering program costs	(329)	—	—
Net cash (used in) / provided by financing activities	(239)	124,470	2,560
Net increase (decrease) in cash and cash equivalents	(33,072)	7,438	(79,879)
Cash and cash equivalents at beginning of period	128,574	121,136	201,015
Cash and cash equivalents at end of period	$95,502	$128,574	$121,136

Supplemental cash flow information:
Non-cash financing activities
Issuance of warrants resulting in recognition of warrant liabilities	—	113,363	—
Derecognition of warrant liabilities upon exercise of warrants	—	(5,180)	—

See accompanying notes to consolidated financial statements.

FILANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General, Liquidity and Basis of Presentation

Filana Therapeutics, Inc. (formerly Cassava Sciences, Inc.) and its wholly-owned subsidiary (collectively referred to as the “Company”) discovers and develops proprietary pharmaceutical product candidates that may offer significant improvements to patients and healthcare professionals. The Company generally focuses its discovery and product development efforts on disorders of the nervous system.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $496.1 million at December 31, 2025. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

2. Summary of Significant Accounting Policies

Use of Estimates

The Company makes estimates and assumptions in preparing its consolidated financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses incurred during the reporting period. The Company evaluates its estimates on an ongoing basis, including those estimates related to legal liabilities, common stock warrant liabilities, stock-based compensation, clinical trials and manufacturing agreements. Actual results could differ from these estimates and assumptions.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at December 31, 2025 and 2024.

The fair value of common stock warrants of $6.71 per warrant was determined at distribution on January 3, 2024 using a Monte Carlo valuation model since the warrants were not traded on the open market on January 3, 2024. Warrant trading on Nasdaq began on January 4, 2024. Quantitative information regarding Level 3 fair value measurements for common stock warrants were as follows:

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

The Company’s reportable segment reflects the manner in which its chief operating decision maker (“CODM”) allocates resources and assesses performance. The Company's CODM is the President and Chief Executive Officer. The primary measure used by the Company's CODM for purposes of allocating resources is based on net loss that also is reported on the consolidated statements of operations as consolidated net loss. The measure of segment assets is reported on the consolidated balance sheets as cash and cash equivalents.

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

The following table summarizes expenses by category regularly reviewed by the CODM (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating expenses
Research and development	$26,590	$69,637	$89,423
General and administrative	68,800	71,809	16,534
Other segment items(a)	(4,417)	(117,104)	(8,740)
Net loss	$90,973	$24,342	$97,217

(a) Other segment items include interest income, other income (loss), net and gain from change in fair value of warrant liabilities (in 2024 only).

The following table summarizes assets regularly reviewed by the CODM (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$95,502	$128,574

For the years ended December 31, 2025, 2024 and 2023, the net cash used in operating activities was $32.3 million, $116.9 million and $82.0 million, respectively.

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

	Years ended December 31,
	2025	2024	2023
Numerator, basic:
Net loss	$(90,973)	$(24,342)	$(97,217)
Denominator, basic:
Weighted average common shares outstanding	48,297	46,329	41,932
Net loss per share, basic	(1.88)	(0.53)	(2.32)

Numerator, diluted:
Net loss	$(90,973)	$(24,342)	$(97,217)
Adjustment for change in fair value of warrant liabilities	—	(43,793)	—
Adjusted numerator, diluted	$(90,973)	$(68,135)	$(97,217)
Denominator, diluted:
Weighted average common shares outstanding	48,297	46,329	41,932
Dilutive effect of common stock warrants	—	275	—
Weighted average dilutive common shares	48,297	46,604	41,932
Net loss per share, diluted	$(1.88)	$(1.46)	$(2.32)

Dilutive common stock options excluded from net loss per share, diluted	3,940	3,154	2,123
Dilutive Performance Awards excluded from loss per share, diluted	7	7	7

The Company excluded common stock options and Performance Awards outstanding for the years ended December 31, 2025, 2024 and 2023 from the calculation of net loss per share, diluted, because the effect of including outstanding options and Performance Awards would have been anti-dilutive.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value of the date of issuance, and each consolidated balance sheet date thereafter. Changes in the estimated fair value of liability classified warrants are recognized as a non-cash gain or loss on the statements of operations. Costs associated with issuing the warrants classified as derivative liabilities are charged to operations when the warrants are issued.

There were no warrants outstanding at December 31, 2025 or 2024.

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

Insurance Recoveries

We record proceeds from our insurance policies when the loss event has occurred, and proceeds are estimable and probable of being recovered. Insurance recoveries and proceeds received are recorded as a reduction to general and administrative expense. There were no insurance recoveries during the year ended December 31, 2025. There was approximately $9.9 million and $0.1 million of insurance recoveries recorded during the year ended December 31, 2024 and 2023, respectively.

Related Party Transactions

On July 15, 2024, our former President and Chief Executive Officer resigned from the Company, effective as of September 13, 2024 (the “Effective Date”). Pursuant to the terms of his employment agreement, our former President and Chief Executive Officer received severance compensation equal to $1.23 million paid ratably over twelve months following the Effective Date. The full amount of severance compensation was included in general and administrative expense in the period the resignation was tendered. There was no severance compensation relating to this agreement recognized during the year ended December 31, 2025.

The previously disclosed September 13, 2024 consulting agreement with our former President and Chief Executive Officer was terminated effective January 23, 2025. Total consulting fees paid were de minimis through the termination of the consulting agreement.

On July 16, 2024, our former Senior Vice President (SVP), Neuroscience agreed to step down from her employment with the Company, effective immediately. Our former SVP, Neuroscience is the spouse of our former President and Chief Executive Officer. Pursuant to a separation agreement, our former SVP, Neuroscience received severance compensation equal to $0.5 million paid in quarterly installments over twelve months. The full amount of severance compensation was included in research and development expense in the period the agreement providing for severance was executed. There was no severance compensation relating to this agreement recognized during the year ended December 31, 2025.

There was no accrued compensation and benefits for the two former senior officers at December 31, 2025. There was $1.2 million of accrued severance costs for the two former senior officers included in accrued compensation and benefits at December 31, 2024.

On July 16, 2024, the Company entered into a one-year consulting agreement with the Company’s former SVP, Neuroscience. Pursuant to the terms of the consulting agreement, the consultant provided services for purposes of providing information and support for scientific research and/or obtaining governmental approval for the Company’s products. The Company incurred fees totaling $20,000 and $43,000 under the consulting agreement during the years ended December 31, 2025 and 2024, respectively. The consulting agreement terminated in July 2025.

On June 20, 2025, the Company entered into a one-year consulting agreement with the Company’s former Chief Medical Officer. Pursuant to the terms of the consulting agreement, the consultant provided services relating to Company manuscripts and publications. The Company incurred fees totaling $42,000 under the consulting agreement during the year ended December 31, 2025.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes”, which clarifies the accounting for uncertainty in tax positions. These provisions require recognition of the impact of a tax position in the Company’s consolidated financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. The Company adopted this guidance effective December 31, 2025 on a prospective basis.

Accounting Guidance Issued But Not Adopted as of December 31, 2025

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at  December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid insurance	$493	$800
Contract research organization and other deposits	1,530	6,173
Interest receivable	120	947
Other	64	38
Total prepaid expenses and other current assets	$2,207	$7,958

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

4. Real Property and Other Income, Expense

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex has approximately 90,000 square feet of rentable space. At December 31, 2025, the Company occupied approximately 25% of the property with the remainder either leased or available for lease to third parties.

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

	Years ended December 31,
	2025	2024	2023

Lease revenue	$533	$1,244	$2,283
Property operating expenses	(736)	(833)	(1,376)
Other income (loss), net	$(203)	$411	$907

The Company had accrued property taxes related to the building totaling $178,000 and $254,000 at  December 31, 2025 and 2024, respectively, included in other current liabilities.

Gross rental income under existing third-party leases at December 31, 2025 is as follows (in millions):

For the year ending December 31,
2026	0.8
2027	0.6
2028	0.5
2029	0.5
2030 and beyond	1.0
Total gross rental income	3.4

5. Property and Equipment

The components of property and equipment, net, as of  December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	494	494
Tenant improvements	3,468	3,062
Furniture and equipment	891	875
Construction in progress	25	55
Other	193	37
Gross property and equipment	$24,785	$24,237
Accumulated depreciation	(4,139)	(3,236)
Property and equipment, net	$20,646	$21,001

Depreciation expense for property and equipment was $903,000, $952,000 and $1,084,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

6. Intangible Assets

The components of intangible assets, net, as of  December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Lease-in-place agreements	$1,053	$1,053
Leasing commissions and other	524	334
Gross intangible assets	$1,577	$1,387
Accumulated amortization	(1,384)	(1,350)
Intangible assets, net	$193	$37

Amortization expense for intangible assets was $33,000, $180,000 and $446,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Amortization expense for finite-lived intangible assets is expected to be as follows (in thousands):

For the year ending December 31,
2026	$45
2027	35
2028	26
2029	26
2030 and beyond	61
Total amortization	$193

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

At the Market (ATM) Common Stock Issuance

On November 12, 2025, we entered into an at-the-market offering program (ATM) to sell, from time to time, shares of our common stock having an aggregate offering price of up to $50 million in common stock in transactions pursuant to a shelf registration statement that was declared effective by the U.S. Securities and Exchange Commission (the SEC) on December 5, 2025. We are obligated to pay a commission of up to 3.0% of the gross proceeds from the sale of shares of common stock in the offering. We are not obligated to sell any shares in the offering.

There were no common stock sales under the ATM during the year ended December 31, 2025.

2008 Equity Incentive Plan

Under the Company’s 2008 Equity Incentive Plan, or 2008 Equity Plan, its employees, directors and consultants received share-based awards, including grants of stock options and performance awards. The 2008 Equity Plan expired in December 2017. Share-based awards generally expire ten years from the date of grant.

2018 Equity Incentive Plan

The Company’s Board or a designated committee of the Board is responsible for administration of the Company’s 2018 Omnibus Incentive Plan, as amended May 2022 (the “2018 Plan”) and determines the terms and conditions of each option granted, consistent with the terms of the 2018 Plan. The Company’s employees, directors, and consultants are eligible to receive awards under the 2018 Plan, including grants of stock options and performance awards. Share-based awards generally expire 10 years from the date of grant. The 2018 Plan, as amended in May 2022, provides for issuance of up to 5,000,000 shares of common stock, par value $0.001 per share, subject to adjustment as provided in the 2018 Plan.

When stock options or performance awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. The Company then uses its cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Stock Options

The following summarizes information about stock option activity during 2025:

		Weighted Average	Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic Value
	Options	Exercise Price	Term in Years

Outstanding as of December 31, 2024	4,463,028	$20.15	7.61	$288,000
Options granted	1,655,000	1.68
Options exercised	(225,209)	1.51
Options forfeited/canceled	(1,735,725)	17.27
Outstanding as of December 31, 2025	4,157,094	15.01	8.19	$696,000
Vested and expected to vest at December 31, 2025	4,157,094	15.01	8.19	$696,000
Exercisable at December 31, 2025	1,557,052	$20.18	6.82	$45,000

During the year ended December 31, 2025, there were 225,209 stock options exercised. Of the stock options exercised, 120,492 stock options were net settled in satisfaction of the exercise price, with no cash proceeds received. Cash proceeds to the Company for options not net settled totaled $90,000 during the year ended  December 31, 2025.

The following summarizes information about stock options at December 31, 2025 by a range of exercise prices:

		Options outstanding			Options exercisable
			Weighted
			average	Weighted		Weighted
		Number of	remaining	average	Number of	average
Range of exercise prices		outstanding	contractual	exercise	vested	exercise
From	To	options	life (in years)	price	options	price
$0.95	$0.95	34,000	2.7	$0.95	34,000	$0.95
$1.44	$1.44	1,067,000	9.3	$1.44	—	$—
$1.59	$5.46	844,520	7.0	$2.62	393,212	$3.14
$8.12	$26.91	1,360,782	8.1	$23.50	824,903	$22.70
$27.42	$77.00	850,792	8.3	$31.30	304,937	$37.48
		4,157,094	8.2	$15.01	1,557,052	$20.18

The Company uses Black-Scholes to estimate the fair value of options granted. Black-Scholes considers a number of factors, including the market price of the Company’s common stock. Factors utilized in Black-Scholes to value each stock option granted, and the weighted average fair value of options granted during the years ended  December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Volatility	149% to 162%	151% to 170%	152% to 155%
Risk-free interest rates	3.78% to 4.21%	3.53% to 4.47%	3.82% to 4.37%
Expected life of option (in years)	7	7	7
Dividend yield	zero	zero	zero
Forfeiture rate	zero	4.37%	zero
Weighted average fair value of stock options granted	$1.63	$25.85	$18.21

Volatility is based on reviews of the historical volatility of the Company’s common stock. Risk-free interest rates are based on yields of U.S. treasury notes in effect at the date of grant. Expected life of option is based on actual historical option exercises. Dividend yield is zero because the Company does not anticipate paying cash dividends in the foreseeable future.

As of December 31, 2025, the Company expects to recognize compensation expense of $24.5 million related to non-vested options held by equity plan participants over the weighted average remaining recognition period of 2.4 years.

Performance Awards

The following summarizes information about performance award activity during 2025:

Number of Performance Awards
Outstanding as of December 31, 2024	7,142
Granted	—
Vested	—
Forfeited/canceled	—
Outstanding as of December 31, 2025	7,142

If and when outstanding Performance Awards vest, the Company would recognize $101,000 in stock-based compensation expense. These performance awards expire in 2026.

Stock-Based Compensation Expense

The following summarizes information about stock-based compensation expense, in thousands:

	Years ended December 31,
	2025	2024	2023

Research and development	$7,159	$6,492	$2,050

General and administrative	12,423	9,799	2,536

Total stock-based compensation expense	$19,582	$16,291	$4,586

On September 13, 2024, the Company entered into a Consulting Agreement with our former President and Chief Executive Officer for a period of one year, which was subsequently terminated on January 23, 2025. The services to be provided under the Consulting Agreement were not deemed substantive for continuous service requirements of stock option vesting, resulting in a stock option modification under ASC 718. The Company's stock-based compensation expense for the year ended December 31, 2024 included approximately $0.6 million from the stock option modification accounting. See further discussion in Note 2 under “Related Party Transactions”. There were no such costs during the years ended December 31, 2025 and 2023.

8. Employee 401(k) Benefit Plan

The Company has a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Employees are eligible to participate in the plan the first day of the month after hire and may contribute up to the current statutory limits under Internal Revenue Service regulations. The 401(k) plan permits the Company to make additional matching contributions on behalf of all employees. Through December 31, 2025, the Company had not made any matching contributions to the 401(k) plan. Beginning January 1, 2026, the Company will match each employee’s 401(k) plan contributions dollar-for-dollar (100%) up to a maximum of $6,000 per annum.

9. Income Taxes

The Company did not provide for income taxes during the periods presented because it had book and federal taxable losses in those years and the tax benefit that would have resulted from the pre-tax losses was fully offset by a change in the valuation allowance.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for periods presented was as follows:

	Year ended December 31,
	2025		2024	2023
U.S. federal statutory tax rate	$(19,104)	21%	21%	21%
Nontaxable or nondeductible items
Stock compensation	3,580	(4.0)	(5.7)	0.2
Section 162(m) limitation	—	—	(0.2)	—
Change in fair value of warrant liabilities	—	—	93.3	—
SEC settlement payment	—	—	(34.5)	—
Change in valuation allowance	15,207	(16.7)	(79.4)	(24.0)
Tax Credits
Research and development credits	(1,021)	1.1	15.4	5.1
Tax attribute expiration	922	(1.0)	(4.1)	—
Uncertain tax positions	409	(0.4)	(6.1)	(2.0)
State tax, net of federal benefit	—	—	—	—
Other	7	—	0.3	(0.3)
Effective income tax rate	$—	—%	—%	—%

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred taxes assets at  December 31, 2025 and 2024 were valued at the corporate tax rate of 21%. The Company offsets its deferred tax assets by a valuation allowance because it is uncertain about the timing and amount of any future profits. Significant components of its deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$78,632	$43,148
Legal reserves	6,563	$—
Share-based compensation	5,319	4,814
Research and development credit carryforwards	13,480	13,789
Capitalized research and development expenses	6,919	33,598
Other	985	1,340
Total deferred tax assets	111,898	96,689
Valuation allowance	(111,896)	(96,689)
Net deferred tax assets	2	—
Deferred tax liabilities:
Intangibles	(2)	—
Total deferred tax liabilities	(2)	—
Net deferred tax asset (liability)	$—	$—

The valuation allowance increased by $15.1 million and $19.4 million in 2025 and 2024, respectively, due primarily to continuing operations.

The Company’s net operating loss carryforwards of $374.4 million are federal, of which $74.1 million expires between 2029 and 2037 and $300.3 million carries forward indefinitely. As of December 31, 2025, the Company had federal research and development tax credits of approximately $22.4 million, which expire in the years 2026 through 2045.

Unrecognized tax benefits

As of December 31, 2025, 2024 and 2023, the Company has unrecognized tax benefits related to tax credits of $9.0 million, $9.2 million and $8.4 million, respectively. None of the unrecognized tax benefits as of December 31, 2025, if recognized, would impact the effective tax rate due to the valuation allowance and no interest or penalties have been recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Beginning balance	$9,242	$8,413	$6,496
Expired research and development tax credits	(614)	(665)	(50)
Additions based on tax positions related to the current year	392	1,494	1,967
Ending balance	$9,020	$9,242	$8,413

As of December 31, 2025, there were no unrecognized tax benefits that we expect would change significantly over the next 12 months.

The Company files U.S. and Texas income tax returns. In the United States, the statute of limitations with respect to the federal income tax returns for tax years after 2021 are open to audit; however, since the Company has net operating losses, the taxing authority has the ability to review tax returns prior to the 2022 tax year and make adjustments to these net operating loss carryforwards. We are not under audit in any taxing jurisdiction at this time.

10. Commitments

Other Commitments

The Company conducts its product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations that are cancelable. The Company’s obligations under these contracts are largely based on services performed. The Company also had non-cancellable commitments for the manufacture of simufilam's active pharmaceutical ingredient totaling approximately $0.8 million recorded in prepaid expenses and other current assets at December 31, 2025 compared to $1.2 million at December 31, 2024. The Company is dependent on contract development and manufacturing organizations for the manufacture of all our materials for clinical studies.

On February 26, 2025, the Company entered into a License Agreement (the “License Agreement”) with Yale University (“Yale”) pursuant to which the Company was granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of Tuberous Sclerosis Complex (TSC)-related epilepsy and other potential indications. Pursuant to the License Agreement, the Company has agreed to use reasonable commercial efforts to implement a plan that it has designed for such development and commercialization. In exchange for the rights acquired pursuant to the License Agreement, the Company paid Yale (i) a nominal upfront license fee, and agreed to pay (ii) payments upon the achievement of specified clinical, regulatory and commercial milestones, totaling up to $4.5 million and (iii) upon transfer to a third party in connection with a regulatory priority review voucher, if issued, a low-to-mid double digit percentage of any consideration received for such transfer. The Company also agreed to pay Yale tiered royalties, ranging from a low- to mid- single digit percentage, on aggregate net sales of licensed products, subject to tiered minimum annual royalty payments ranging from the low- to mid- hundreds of thousands of dollars. There were no License Agreement payments made, other than the nominal upfront license fee, during the year ended December 31, 2025.

Unless earlier terminated, the License Agreement will continue on a country-by-country basis until the later of (i) the date on which the last valid claim of the license patents expires or otherwise lapses, (ii) the end of any government or regulatory exclusivity period, and (iii) 10 years following the date of first sale of licensed product in such country.

Note 11.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the CIB Plan. The CIB Plan was subsequently amended, as described below on March 6, 2025. The CIB Plan was established as an “at-risk” cash bonus program that would reward CIB Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market valuation (as measured by market capitalization or potential merger consideration). The CIB Plan is considered “at-risk” because CIB Plan participants will not receive a cash bonus unless the Company’s market valuation increases significantly and certain other conditions specified in the CIB Plan are met. Specifically, CIB Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the “Compensation Committee”) determines the Company has sufficient cash on hand, as defined in the CIB Plan. CIB Plan participants will be paid all earned cash bonuses allocated under the CIB Plan in the event of a Merger Transaction.

Because of the inherent discretion and uncertainty regarding the CIB Plan requirements, the Company has concluded that a CIB Plan grant date has not occurred as of December 31, 2025.

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

No Valuation Milestones were achieved during the years ended December 31, 2025, 2024, and 2023.

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

No actual cash payments were authorized or made to participants under the CIB Plan through December 31, 2025 and the date of filing of this Annual Report on Form 10-K.

12. Contingencies

The Company is, and from time to time, the Company may become, involved in litigation or other legal proceedings and claims, including U.S. government inquiries, investigations and Citizen Petitions submitted to the U.S. Food and Drug Administration (“FDA”). In addition, the Company has received, and from time to time may receive, inquiries from government authorities relating to matters arising from the ordinary course of business. The outcome of these proceedings is inherently uncertain. Regardless of outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors. At this time, no assessment can be made as to their likely outcome or whether the outcome will be material to the Company other than as disclosed below. The Company believes that its total provisions for legal matters are adequate based upon currently available information.

Government Investigations

Beginning in August 2021, the Company received subpoenas and other requests for documents and information from the Department of Justice Fraud Section (“DOJ”), document requests from the SEC, and a Civil Investigative Demand from the Civil Division of the Department of Justice. These requests sought corporate information and documents concerning the research and development of simufilam and/or SavaDx, and the Company cooperated fully with each.

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

On February 18, 2026, the DOJ Fraud Section notified the Company that it had closed its inquiry into the Company regarding allegations of research misconduct as described in the indictment in United States v. Wang, 8:24-cr-000211-TDC (D. Md.). As previously disclosed, that indictment was dismissed with prejudice by DOJ on  October 23, 2025.

These outcomes end the investigations of the Company by the DOJ and SEC.

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

The Texas District Court granted Plaintiffs’ motion for class certification on August 12, 2025. On October 21, 2025, the United States Court of Appeals for the Fifth Circuit agreed to hear Defendants’ interlocutory appeal challenging the District Court order granting class certification. Defendants filed their opening brief on January 15, 2026.

The parties to the Consolidated Securities Action engaged in mediation with David M. Murphy of Phillips Alternative Dispute Resolutions Enterprises (the “Mediator”) beginning in May 2025.  On December 19, 2025, plaintiffs in the Consolidated Securities Action filed a Final Alternative Dispute Resolution (“ADR”) Report with the Texas District Court as required by Local Rule CV-88(g). As stated in the Final ADR Report, the Company and one of its officers (the “Settling Defendants”) and plaintiffs have accepted a double-blind Mediator’s Recommendation, reflected in a binding term sheet (the “Term Sheet”) pursuant to which the Settling Defendants will pay plaintiffs $31.25 million to achieve a complete settlement of all claims and causes of action that have been or could be asserted by Plaintiffs in exchange for full and complete releases. The Final ADR Report further states that, although defendants Remi Barbier and Lindsay Burns (the “Non-Settling Defendants”), did not execute the Term Sheet, those individuals are indemnified by the Company and under the Term Sheet are entitled to receive full and complete releases along with Settling Defendants upon final approval of a settlement by the Texas District Court.

The Term Sheet provides that the Company will pay a settlement amount equal to $31.25 million, which is expected to be placed into escrow after the Settling Defendants and plaintiffs enter a formal stipulation of settlement. In exchange, the plaintiffs and the class will grant full and complete releases in favor of the Settling Defendants and the Non-Settling Defendants of all of their claims that were or could have been asserted in the Consolidated Securities Action and will dismiss with prejudice the claims asserted against the Non-Settling Defendants. The settlement is not an admission of fault or wrongdoing by the Company or any of the other defendants.

The Company recorded a loss contingency of $31.25 million in accounts payable and other accrued expenses in the Consolidated Balance Sheets at December 31, 2025 relating to the Consolidated Securities Action.

The Settling Defendants and plaintiffs intend to prepare a formal stipulation of settlement and motion for preliminary approval of the settlement describing the terms of the proposed settlement, which will be presented to the Texas District Court for preliminary approval. Following preliminary approval of the proposed settlement by the Texas District Court and a notice and review period for class members, plaintiffs will seek final approval of the proposed settlement from the Texas District Court.

On November 4, 2021, a shareholder derivative action related to the initial four class action lawsuits filed in the Texas District Court was filed, purportedly on behalf of the Company, in the Texas District Court, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. This complaint relies on the allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. Between November 4, 2021 and November 9, 2023, five additional shareholder derivative actions were filed alleging substantially similar claims, three in the Texas District Court, one in Texas state court (Travis County District Court) and one in the Delaware Court of Chancery. As of November 12, 2025, the four actions in the Texas District Court are all consolidated into a single action.

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

On November 6, 2025, Defendants moved to dismiss the 2024 Securities Class Action. Lead plaintiff opposed that motion, and it remains pending.

Due to the stage and procedural posture of the 2024 Securities Class Action, the Company is unable to predict the likelihood of an unfavorable outcome in the 2024 Securities Class Action. It is reasonably possible, however, that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of potential loss at this time.

On August 19, 2022, a shareholder derivative action was filed, purportedly on behalf of the Company, in the Delaware Court of Chancery, asserting claims under state fiduciary duty laws against certain named officers and members of the Company’s Board (the “CIB Derivative Action”). The complaint alleged, among other things, that the individual defendants breached their fiduciary duties by approving the CIB Plan in August 2020. The complaints sought unspecified compensatory damages and other relief. On January 6, 2023, the plaintiffs filed an amended complaint. Defendants filed a partial answer to the amended complaint on March 10, 2023, and moved to partially dismiss the amended complaint on March 14, 2023.

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

Subject to the Term Sheet in the Consolidated Securities Action, the Company intends to defend all pending shareholder derivative actions and securities class actions vigorously.

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

Litigation Contingencies

In connection with ongoing litigation, the Company has reserved an amount of $32.75 million, including the $31.25 million loss contingency for the Consolidated Securities Action, for potential settlements at December 31, 2025 which was recorded in accounts payable and other accrued expenses. The Company recorded loss continencies totaling $35.25 million during the year ended December 31, 2025. The Company believes that the likelihood of an unfavorable outcome is reasonably possible and has accrued this amount as the best estimate of potential loss. The final outcome of the litigation in which the Company is involved may differ from the reserved amount, and additional losses may be incurred.

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

The warrants were subject to the terms and conditions of the Warrant Agreement (including Form of Warrant), dated January 3, 2024, between the Company, Computershare Inc., and Computershare Trust Company, N.A. as filed in a Current Report on Form 8-K with the SEC on January 3, 2024. The warrants were listed and traded separately from the Company's common stock on the Nasdaq Capital Market under the ticker “SAVAW”.

From January 3, 2024 through the Redemption Date, a total of approximately 3.8 million warrants were exercised. Gross proceeds for 2024 from the warrant distribution totaled approximately $126.3 million from the issuance of approximately 5.7 million common shares at $22.00 per share. Total net proceeds of the warrant distribution were approximately $123.6 million after deducting exercise expenses and commissions.

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

The outstanding warrants were classified as liabilities in accordance with ASC 480 and ASC 815, which required the warrants to be measured at initial fair value on January 3, 2024 and at each reporting period thereafter, with the changes in fair value recognized as a non-cash gain or loss in our consolidated statements of operations. As of December 31, 2025, there were no warrants outstanding.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2025. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013 Framework).

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

Based on it’s assessment under the COSO framework, management concluded that our internal control over financial reporting as of December 31, 2025 was effective.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a “smaller reporting company,” management’s report is not subject to attestation by our registered public accounting firm.

Item 9B.    Other Information

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information regarding our directors (other than the biographies below), executive officers, director nomination process and the audit committee of the Board is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2026 Annual Meeting of Stockholders.

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

R. Christopher Cook was appointed Chief Operating and Legal Officer of the Company in April 2025. He joined the Company as Senior Vice President and General Counsel in October 2022. He previously served, since 2017, as the Global Head of Litigation and Government Investigations for Alcon, a publicly traded medical device and pharmaceutical company, as well as the Vice President and division General Counsel for Walmart Central America in San Jose, Costa Rica. Mr. Cook also spent seventeen years at Jones Day, where he was a litigation partner in the firm's Washington, DC and Chicago offices. He served as an Assistant United States Attorney in Chicago and graduated from Harvard Law School.

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

Robert Anderson, Jr. has served as a director since December 2023. Mr. Anderson has decades of operational experience in cybersecurity, counterintelligence, economic espionage and critical incident response and management. Mr. Anderson previously led more than 20,000 FBI employees as the bureau’s Executive Assistant Director of the Criminal, Cyber, Response and Services Branch— the No. 3 position in the organization. From January 2025 until March 2025, Mr. Anderson was a managing partner at Oak Truss Group (formerly Cyber Defense Labs), an advisory firm focused on cybersecurity, where he served as Chief Executive Officer (March 2019 – December 2024) and Chairman of the Board (January 2022 – December 2024). Mr. Anderson holds a Bachelor of Science and a Master in Public Administration from Wilmington University.

Dawn Bir has served as a Director since October 2025. Dawn brings over 30 years of leadership in biotechnology with emerging and established companies, and diverse experiences including clinical development, commercial, medical, strategic business planning, financial and operations. During 2025, she served as Interim President and CEO of Geron Corporation (Nasdaq: GERN). Before this role, Dawn was Executive Vice President and Chief Commercial Officer at Reata Pharmaceuticals, through the development and commercialization of their first drug and the company's $7.3 billion acquisition by Biogen in 2023. Previously, she was Vice President at Pharmacyclics through the company's first drug approval, launch, and its $21 billion acquisition by AbbVie in 2015. She currently holds board positions at Geron Corporation and Soleno Therapeutics (Nasdaq: SLNO), both with a focus on treatments for rare and serious diseases. Dawn holds a Bachelor of Science in Biology from Binghamton University in New York.

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

Claude Nicaise, M.D. has served as a director since December 2023 and was named Chairman of the Board in September 2024. Since June 2015, Dr. Nicaise has also served as a director of Sarepta Therapeutics, Inc., (Nasdaq: SRPT). Since January 2021, Dr. Nicaise has served as a member of the board of directors of Gain Therapeutics. Since March 2021, Dr. Nicaise has served as a member of the board of directors of Chemomab Therapeutics Ltd. Dr. Nicaise has held clinical/regulatory leadership roles that have resulted in 14 new drug approvals in various diseases areas, including neuroscience. Dr. Nicaise is the founder of Clinical Regulatory Services, a company providing advice on clinical and regulatory matters to biotechnology companies. Dr. Nicaise also held the position of Senior Vice President, Head of R&D, for Ovid Therapeutics Inc., a company that develops medicines for orphan diseases of the brain, from 2021 to 2023. Dr. Nicaise was a Senior Vice President of Strategic Development and Global Regulatory Affairs at Alexion Pharmaceuticals from 2008 to 2014. From 1983 to 2008, Dr. Nicaise served in various positions of increasing responsibility at Bristol-Myers Squibb, including senior positions such as Vice President of Global Development and Vice-President of Worldwide Regulatory Science and Strategy. Dr. Nicaise received his M.D. from the Université Libre de Bruxelles in Belgium.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during 2025.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. We publicize the Code of Ethics through posting the policy on our website, http://www.filanatx.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2025:

Number of
	Securities to be		Weighted Average		Number of Securities
	Issued Upon		Exercise Price of		Remaining Available
	Exercise of		Outstanding		for Future Issuance
	Outstanding		Options,		Under Equity
	Options, Warrants		Warrants		Compensation
	and Rights		and Rights		Plans
Equity compensation plans approved by stockholders	4,164,236	(1)	$14.98	(2)	580,039	(3)
Equity compensation plans not approved by stockholders	—		—		—
	4,164,236		$14.98		580,039

(1)	Includes outstanding stock options and awards for 229,444 shares of our common stock under the 2008 Plan and 3,934,792 shares of our common stock under the 2018 Plan.
(2)	Includes the weighted average stock price for outstanding stock options of $5.60 under the 2008 Plan and $15.54 for the 2018 Plan.
(3)	Represents 522,022 shares of our common stock for the 2018 Plan and 58,017 for the Employee Stock Purchase Plan. No future awards shall occur under the 2008 Plan.

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

(b) Exhibits

The exhibits listed below are filed as part of this Form 10-K other than Exhibit 32.1, which shall be deemed furnished.

		Incorporated by Reference
Exhibit No.	Description	Form	Filing Date	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Certificate of Amendment of Restated Certificate of Incorporation	8-K	3/10/2026	3.3
3.5	Amended and Restated Bylaws of Filana Therapeutics, Inc.	8-K	3/10/2026	3.4
4.1	Specimen Common Stock Certificate.	10-Q	8/12/2019	4.1
4.2	Description of Registrant’s Securities.				X
10.1*	Form of Indemnification Agreement between Registrant and each of its directors and officers.	10-K	3/1/2022	10.1
10.6*	2000 Employee Stock Purchase Plan, as amended and restated.	10-Q	7/29/2010	10.1
10.7*	2008 Equity Incentive Plan.	8-K	5/29/2008	10.1
10.8*	Amendment Number 1 to the 2008 Equity Incentive Plan.	10-Q	8/1/2013	10.1
10.10*	2018 Omnibus Incentive Plan.	8-K	5/11/2018	10.1
10.11	Controlled Equity OfferingSM Sales Agreement, dated as of November 12, 2025, between Registrant and Cantor Fitzgerald and Co.				X
10.12*	Cassava Sciences, Inc. 2020 Cash Incentive Bonus Plan (As Amended March 16, 2023)	10-Q	8/3/2023	10.2
10.13*	Amended and Restated Employment Agreement, dated April 18, 2025, by and between Registrant and Eric J. Schoen.	8-K	4/21/2025	10.3
10.14*	Amended and Restated Employment Agreement, dated April 18, 2025, by and between Registrant and R. Christopher Cook	8-K	4/21/2025	10.2
10.16*	Employment agreement, dated October 1, 2024, by and between Registrant and Richard J. Barry	8-K	10/1/2024	10.1
10.18+	Master Services Agreement between Registrant and Evonik Corporation, dated February 22, 2021.	8-K	3/11/2021	10.1

10.20+	Agreement of Sale and Purchase Between DWF IV Lakewood, LP and Registrant dated July 2, 2021	10-Q	11/15/2021	10.4
10.21*	Amendment 1 to 2018 Omnibus Incentive Plan	10-Q	8/4/2022	10.1
10.23*	Cassava Sciences Non-Employee Director Compensation Plan	10-Q	8/3/2023	10.3
10.25+	License Agreement, dated February 26, 2025, by and between Registrant and Yale University	8-K	2/27/2025	10.1
19.1	Insider Trading Policy				X
21.1	Subsidiaries of the Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Policy Regarding Recovery of Erroneously Awarded Compensation				X
101.INS	Inline XBRL Instance Document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101).				X

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

Filana Therapeutics, Inc.
(Registrant)

/s/ RICHARD J. BARRY
Richard J. Barry,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD J. BARRY	President, Chief Executive Officer and	March 12, 2026
Richard J. Barry	Director
(Principal Executive Officer)

/s/ ERIC J. SCHOEN	Chief Financial Officer	March 12, 2026
Eric J. Schoen	(Principal Financial Officer and Principal Accounting Officer)

/s/ ROBERT ANDERSON, JR.	Director	March 12, 2026
Robert Anderson, Jr.

/s/ RICHARD J. BARRY	Director	March 12, 2026
Richard J. Barry

/s/ DAWN C. BIR	Director	March 12, 2026
Dawn C. Bir

/s/ PIERRE GRAVIER	Director	March 12, 2026
Pierre Gravier

/s/ ROBERT Z. GUSSIN, PH.D.	Director	March 12, 2026
Robert Z. Gussin, Ph.D.

/s/ CLAUDE NICAISE, M.D.	Director	March 12, 2026
Claude Nicaise, M.D.

/s/ MICHAEL J. O'DONNELL, ESQ.	Director	March 12, 2026
Michael J. O'Donnell, Esq.

/s/ PATRICK SCANNON, M.D., PH.D.	Director	March 12, 2026
Patrick Scannon, M.D., Ph.D.