Form 10-Q
period 2026-03-31
FILANA THERAPEUTICS, INC.
filed 2026-05-07
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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
Shares Outstanding as of May 4, 2026

FILANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FILANA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except share and par value data)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$86,573	$95,502
Prepaid expenses and other current assets	1,391	2,207
Total current assets	87,964	97,709
Property and equipment, net	20,403	20,646
Total assets	$108,367	$118,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,189	$41,647
Accrued development expense	605	364
Accrued compensation and benefits	246	1,625
Other current liabilities	75	198
Total current liabilities	40,115	43,834
Other non-current liabilities	111	118
Total liabilities	40,226	43,952
Commitments and contingencies (Notes 8, 9 and 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 48,307,896 shares issued and outstanding at March 31, 2026 and December 31, 2025	48	48
Additional paid-in capital	574,508	570,439
Accumulated deficit	(506,415)	(496,084)
Total stockholders' equity	68,141	74,403
Total liabilities and stockholders' equity	$108,367	$118,355

See accompanying notes to condensed consolidated financial statements.

FILANA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2026	2025
Operating expenses:
Research and development	$4,544	$13,666
General and administrative	6,624	10,920
Total operating expenses	11,168	24,586
Operating loss	(11,168)	(24,586)
Interest income	789	1,265
Other income (loss), net	48	(82)
Net loss	$(10,331)	$(23,403)

Net loss per share, basic and diluted	$(0.21)	$(0.48)

See accompanying notes to condensed consolidated financial statements.

FILANA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2024	48,203,179	$48	$550,767	$(405,111)	$145,704
Stock-based compensation for:
Stock options for employees	—	—	5,189	—	5,189
Stock options for non-employees	—	—	36	—	36
Issuance of common stock pursuant to exercise of stock options	104,717	—	90	—	90
Net income	—	—	—	(23,403)	(23,403)
Balance at March 31, 2025	48,307,896	$48	$556,082	$(428,514)	$127,616

Balance at December 31, 2025	48,307,896	$48	$570,439	$(496,084)	$74,403
Stock-based compensation for:
Stock options for employees	—	—	4,053	—	4,053
Stock options for non-employees	—	—	16	—	16
Net loss	—	—	—	(10,331)	(10,331)
Balance at March 31, 2026	48,307,896	$48	$574,508	$(506,415)	$68,141

See accompanying notes to condensed consolidated financial statements.

FILANA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,331)	$(23,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,069	5,225
Depreciation and amortization	243	220
Changes in operating assets and liabilities:
Prepaid and other current assets	867	5,135
Accounts payable and accrued expenses	(2,458)	538
Accrued development expense	241	1,637
Accrued compensation and benefits	(1,379)	(502)
Other liabilities	(130)	(186)
Net cash used in operating activities	(8,878)	(11,336)
Cash flows from financing activities:
2025 ATM program offering costs	(51)	—
Proceeds from issuance of common stock upon exercise of stock options	—	90
Net cash (used in) provided by financing activities	(51)	90
Net decrease in cash and cash equivalents	(8,929)	(11,246)
Cash and cash equivalents at beginning of period	95,502	128,574
Cash and cash equivalents at end of period	$86,573	$117,328

See accompanying notes to condensed consolidated financial statements.

Filana Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. General and Liquidity

Filana Therapeutics, Inc. and its wholly-owned subsidiary (collectively referred to as the “Company”) discovers and develops proprietary pharmaceutical product candidates that may offer significant improvements to patients and healthcare professionals. The Company currently focuses its discovery and product development efforts on disorders of the nervous system.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $506.4 million at March 31, 2026. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

Note 2.  Significant Accounting Policies

Use of Estimates

The Company makes estimates and assumptions in preparing its condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of expenses incurred during the reporting period. The Company evaluates its estimates on an ongoing basis, including those estimates related to legal liabilities, stock-based compensation, clinical trials and manufacturing agreements. Actual results could differ from these estimates and assumptions.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at March 31, 2026 and December 31, 2025.

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

The following table summarizes expenses by category regularly reviewed by the CODM (in thousands):

	Three months ended
	March 31,
	2026	2025
Operating expenses
Research and development	$(4,544)	$(13,666)
General and administrative	(6,624)	(10,920)
Other segment items(a)	837	1,183
Net loss	$(10,331)	$(23,403)

(a) Other segment items include interest income and other income (loss), net.

The following table summarizes assets regularly reviewed by the CODM (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$86,573	$95,502

For the three months ended March 31, 2026 and 2025, the net cash used in operating activities was $8.9 million and $11.3 million, respectively.

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

Net Loss per Share

The Company computes basic net loss per share on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted net loss per share is computed on the basis of the weighted-average number of common shares outstanding plus potential dilutive common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding common stock options and Performance Awards. There is no difference between the Company’s net loss and comprehensive loss. The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands, except net loss per share data):

	Three months ended
	March 31,
	2026	2025
Numerator:
Net loss	$(10,331)	$(23,403)
Denominator:
Shares used in computing net loss per share, basic and diluted	48,308	48,262
Net loss per share, basic and diluted	$(0.21)	$(0.48)

Dilutive common stock options excluded from net loss per share, diluted	3,972	3,751
Dilutive Performance Awards excluded from net loss per share, diluted	7	7

The Company excluded all common stock options and Performance Awards outstanding for the three months ended March 31, 2026 and 2025 from the calculation of net loss per share, diluted, because the effect of including outstanding options and Performance Awards would have been anti-dilutive.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2026 and  December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid insurance	$253	$493
Contract research organization and other deposits	801	1,530
Interest receivable	117	120
Other	220	64
Total prepaid expenses and other current assets	$1,391	$2,207

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

Note 4. Real Property and Other Income, Expense

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex has approximately 90,000 square feet of rentable space. At March 31, 2026, the Company occupied approximately 25% of the property with the remainder either leased or available for lease to third parties.

The Company records the net income (loss) from building operations and leases as other income (loss), net, as leasing is not core to the Company’s operations. Building depreciation and amortization for space not occupied by the Company is included in general and administrative expense. Building depreciation and amortization for space occupied by the Company is allocated between general and administrative expense and research and development expense. Components of other income (loss), net, for the periods presented were as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Lease revenue	$253	$135
Property operating expenses	(206)	(217)
Other income (loss), net	$48	$(82)

The Company had accrued property taxes related to the building totaling $46,000 and $178,000 at  March 31, 2026 and December 31, 2025, respectively, included in other current liabilities.

Gross rental income under existing third-party leases at  March 31, 2026 is as follows (in millions):

For the year ending December 31,
2026	0.6
2027	0.6
2028	0.5
2029	0.5
2030 and beyond	1.0
Total gross rental income	3.2

Note 5. Property and equipment

The components of property and equipment, net, as of March 31, 2026 and  December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	494	494
Tenant improvements	3,468	3,468
Furniture and equipment	891	891
Construction in progress	25	25
Other	181	193
Gross property and equipment	$24,773	$24,785
Accumulated depreciation	(4,370)	(4,139)
Property and equipment, net	$20,403	$20,646

Depreciation expense for property and equipment was $0.2 million for the three months ended March 31, 2026 and 2025.

Note 6. Stockholders’ Equity and Stock-Based Compensation Expense

Stock Option and Performance Award Activity in 2026

During the three months ended March 31, 2026, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2025	4,157,094	7,142
Options granted	—	—
Options exercised	—	—
Options forfeited/canceled	—	—
Outstanding as of March 31, 2026	4,157,094	7,142

The weighted average exercise price per share of options outstanding at March 31, 2026 was $15.01. As outstanding options vest over the current remaining vesting period of 2.2 years, the Company expects to recognize stock-based compensation expense of $19.9 million. If and when outstanding Performance Awards vest, the Company will recognize stock-based compensation expense of $0.1 million over the implicit service period.

During the three months ended  March 31, 2026, there were no stock options exercised.

Stock-based Compensation Expense in 2026

During the three months ended March 31, 2026 and 2025, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended
	March 31,
	2026	2025
Research and development	$1,333	$2,372
General and administrative	2,736	2,853
Total stock-based compensation expense	$4,069	$5,225

The Company estimates forfeitures for each award in determining stock-based compensation expense. There were no estimated forfeitures during the three months ended March 31, 2026. The Company recorded $0.8 million of estimated forfeitures during the three months ended  March 31, 2025.

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

Note 7. Income Taxes

The Company did not provide for income taxes during the three months ended March 31, 2026 because it has projected a taxable net loss for the full year 2026 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three months ended March 31, 2025.

Note 8. Commitments

The Company conducts its product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations that are cancelable. The Company’s obligations under these contracts are largely based on services performed. The Company also had non-cancellable commitments for the manufacture of simufilam's active pharmaceutical ingredient totaling approximately $0.4 million recorded in prepaid expenses and other current assets at March 31, 2026. The Company is dependent on contract development and manufacturing organizations for the manufacture of all our materials for clinical studies.

On  February 26, 2025, the Company entered into a License Agreement (the “License Agreement”) with Yale University (“Yale”) pursuant to which the Company was granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of Tuberous Sclerosis Complex (TSC)-related epilepsy and other potential indications. Pursuant to the License Agreement, the Company has agreed to use reasonable commercial efforts to implement a plan that it has designed for such development and commercialization. In exchange for the rights acquired pursuant to the License Agreement, the Company paid Yale (i) a nominal upfront license fee, and agreed to pay (ii) payments upon the achievement of specified clinical, regulatory and commercial milestones, totaling up to $4.5 million and (iii) upon transfer to a third party in connection with a regulatory priority review voucher, if issued, a low-to-mid double digit percentage of any consideration received for such transfer. The Company also agreed to pay Yale tiered royalties, ranging from a low- to mid- single digit percentage, on aggregate net sales of licensed products, subject to tiered minimum annual royalty payments ranging from the low- to mid- hundreds of thousands of dollars. There were no License Agreement payments made, other than the nominal upfront license fee, during the three months ended March 31, 2026 and the year ended  December 31, 2025.

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

Because of the inherent discretion and uncertainty regarding the CIB Plan requirements, the Company has concluded that a CIB Plan grant date has not occurred as of March 31, 2026.

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

No Valuation Milestones were achieved during the three months ended March 31, 2026 and the years ended December 31, 2025, 2024, 2023 and 2022.

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

No actual cash payments were authorized or made to participants under the CIB Plan through March 31, 2026 and the date of filing of this Quarterly Report on Form 10-Q.

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

On February 18, 2026, the DOJ notified the Company that it had closed its inquiry into the Company regarding allegations of research misconduct as described in the indictment in United States v. Wang, 8:24-cr-000211-TDC (D. Md.). As previously disclosed, that indictment was dismissed with prejudice by DOJ on  October 23, 2025.

These outcomes end the previously disclosed investigations of the Company by the DOJ and SEC.

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

On November 13, 2024, Plaintiffs in the Consolidated Securities Action filed a second motion to supplement their complaint. On March 13, 2024, plaintiffs filed a Motion for Class Certification. On February 25, 2025, the Texas District Court denied Plaintiff’s motion for class certification without prejudice, explaining that rulings on pending motions, including specifically Plaintiffs’ second motion to supplement their complaint, could affect disposition of class certification. On May 21, 2025, the Texas District Court granted Plaintiffs’ second motion for leave to file a second supplemented complaint and instructed Plaintiffs to refile their motion for class certification. Plaintiffs filed their second supplemental complaint on May 22, 2025, and reasserted their motion for class certification on June 20, 2025. The Texas District Court granted Plaintiffs’ motion for class certification on August 12, 2025. On October 21, 2025, the United States Court of Appeals for the Fifth Circuit agreed to hear Defendants’ interlocutory appeal challenging the District Court order granting class certification. Briefing was completed on April 20, 2026.

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

The Company recorded a loss contingency of $31.25 million in accounts payable and other accrued expenses in the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025 relating to the Consolidated Securities Action.

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

Litigation Contingencies

In connection with ongoing litigation, the Company has reserved an amount of $32.75 million, including the $31.25 million loss contingency for the Consolidated Securities Action, for potential settlements at March 31, 2026 and December 31, 2025 which was recorded in accounts payable and other accrued expenses. There was no loss contingency expense recorded during the three months ended March 31, 2026. The Company recorded loss continency expenses totaling $3.0 million during the three months ended March 31, 2025. The Company believes that the likelihood of an unfavorable outcome is reasonably possible and has accrued this amount as the best estimate of potential loss. The final outcome of the litigation in which the Company is involved may differ from the reserved amount, and additional losses may be incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with Filana Therapeutics, Inc.’s (the “Company,” “we,” “us,” or “our”) condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. Operating results are not necessarily indicative of results that may occur in future periods.

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to statements about:

●	the timing and conduct of our planned and future potential clinical trials and studies for Simufilam in Tuberous Sclerosis Complex (TSC) and additional indications, including the timing of initiation, enrollment and completion of the trials and the period during which the results of the trials will become available;
●	the safety profile or treatment benefits, if any, of simufilam;
●	our ability to conduct planned preclinical studies of simufilam relating to epilepsy in TSC;
●	our ability to initiate, conduct or analyze additional clinical and non-clinical studies with our product candidates targeted at central nervous system disorders, including TSC-related epilepsy;
●	our ability to successfully carry out our obligations under our license agreement with Yale, for which we have assumed all responsibility for global development and commercialization for simufilam for the treatment of TSC-related epilepsy;
●	our plans or ability to expand therapeutic indications for simufilam outside of TSC-related epilepsy;
●	our reliance on third-party contractors to conduct all of our clinical and non-clinical trials and to make drug supply, or their ability to do so on-time or on-budget;
●	the interpretation of data from our pre-clinical or early clinical studies, such as Phase 1 and Phase 2 studies, and any studies that are not randomized controlled trials;
●	the impact of pre-clinical findings on our ability to develop our product candidates;
●	our use of exploratory ‘research use only’ non-safety related biomarkers in our clinical studies;
●	our ability to file for and obtain regulatory approval of our product candidates;
●	our strategy and ability to establish an infrastructure to commercialize any product candidates, if approved;
●	the potential future revenues of our product candidates, if approved and commercialized;
●	the market acceptance of our product candidates, if approved and commercialized;
●	the pricing and reimbursement of our product candidates, if approved and commercialized;
●	the utility of protection, or the sufficiency, of our intellectual property;
●	our potential competitors or competitive products for therapeutic areas we may elect to pursue;
●	our need to raise new capital from time to time to finance our operations and the impact of macroeconomic conditions on our ability to effectively raise capital;
●	expectations regarding trade secrets, technological innovations, licensing agreements and outsourcing of certain business functions;
●	our expenses or incurred costs increasing by material amounts in excess of budgeted amounts due to unexpected cost overruns, imperfect forecasting, increased scope of activities or other causes;
●	fluctuations in our financial or operating results;
●	our operating losses, anticipated operating and capital expenditures and legal expenses;
●	expectations regarding the issuance of shares of common stock, options or other equity to employees or directors pursuant to equity compensation awards, net of employment taxes;
●	the development and maintenance of our internal information systems and infrastructure;

●	our ability to minimize the likelihood and impact of adverse cybersecurity incidents in our information systems and infrastructure;
●	our ability to attract and retain personnel;
●	existing or emerging regulations and regulatory developments in the United States and other jurisdictions in which we operate;
●	our expectations regarding the appropriate size and scope of our operations;
●	the sufficiency of our cash resources to continue to fund our operations;
●	potential future agreements with third parties in connection with the commercialization of our product candidates;
●	the accuracy of our estimates regarding expenses, loss contingency reserves, capital requirements, and needs for additional financing;
●	assumptions and estimates used for our disclosures regarding stock-based compensation;
●	expense, timing and outcome of pending or future litigation or other legal proceedings and claims (including U.S. government inquiries) including the potential for negotiated settlements of such matters; and
●	litigation, claims or other uncertainties that may arise from allegations made against us or our former employees or collaborators and the potential resolution of same.

Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and this Quarterly Report on Form 10-Q, as such risk factors may be further amended, updated or modified periodically in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for further information on these and other risks affecting us.

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

Overview

Filana Therapeutics, Inc. is a clinical-stage biotechnology company based in Austin, Texas. Our mission is to develop transformative medicines to improve the lives of patients with central nervous system (CNS) disorders, such as Tuberous Sclerosis Complex (TSC)-related epilepsy and other diseases associated with dysregulation or overexpression of filamin A. Our science is based on modulating the activity of a critical protein in the brain for patients with certain CNS disorders, such as TSC. Our lead therapeutic drug candidate, simufilam, was under clinical evaluation for the proposed treatment of Alzheimer’s disease in two Phase 3 clinical studies through 2024, when all ongoing clinical trials for simufilam in Alzheimer’s disease were discontinued. The phase out of the Company’s Alzheimer's disease development program was completed in the second quarter of 2025.

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

Except for intellectual property licensed from third parties, including pursuant to the License Agreement with Yale, we do not owe royalties or other payments to third parties with respect to our owned patents and patent applications covering simufilam. For more information, please also refer to the section entitled “––License Agreement with Yale.”

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

Data and analyses were published in Epilepsia on April 14, 2026. Figure 3C from the article is a heatmap comparing the number of seizures per day recorded for each mouse in the study. Mice were administered vehicle (control) or simufilam at one of three ascending doses.

Epilepsia paper, Figure 3C

Heatmap of the daily number of seizures per mouse during electroencephalography (EEG) recordings in each condition. EEG monitoring spanned 20 days, but seizure counts were quantified for the first 5 and last 10 days, and comparative analysis was performed between the first and last 5 days. Gray squares: Mice had died. The 5 day-gap indicates that analysis was not performed for this period.

Status of Investigational New Drug (IND) Application

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

The Company is working expeditiously to address the items identified in the letter. However, as announced on December 18, 2025, the Company no longer expects to initiate a proof-of-concept clinical trial for simufilam in TSC-related epilepsy in the first half of 2026. The updated timing for initiation of a clinical trial will depend on the Company’s ability to provide the requested information to FDA and on satisfactory completion of FDA’s review.

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

Risk is Fundamental to the Drug Development Process

We are in the business of new drug discovery and development. Our research and development activities are long, complex, costly and involve a high degree of risk. Holders of our common stock should carefully read our 2025 Annual Report on Form 10-K and any subsequent Quarterly and Current Reports filed with the SEC in their entirety, including important disclosures under the caption “Risk Factors.” Because risk is fundamental to the process of drug discovery and development, you are cautioned to not invest in our publicly traded securities unless you are prepared to sustain a total loss of the money you have invested.

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

SavaDx

Our product candidate, called SavaDx, was an early-stage program focused on detecting the presence of Alzheimer’s disease from a small sample of blood. For business, technical and personnel reasons, we discontinued the development of SavaDx as of mid-2025. Development activity related to SavaDx accounted for less than 1% of our research budget in all periods presented prior to the program’s discontinuation.

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $506.4 million at March 31, 2026. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs, legal related costs and general corporate expenses. Research and development activities include costs of clinical and preclinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of enrollment rates of clinical trials for our product candidates, timing of preclinical activities and our need for clinical supplies.

We expect to continue to use significant cash resources in our operations for the next several years. Our cash requirements for operating activities and capital expenditures may increase in the future as we:

●	engage with, and satisfactorily respond to, requests for additional information from the FDA concerning the clinical hold on our IND application for simufilam in TSC-related epilepsy
●	conduct preclinical and clinical studies for our product candidates, including simufilam for TSC-related epilepsy;
●	seek regulatory approvals for our product candidates;
●	develop, formulate, manufacture and commercialize our product candidates;
●	acquire or in-license additional products or technologies, or expand the use of our technology;
●	maintain, defend and expand the scope of our intellectual property; and
●	expend resources related to legal proceedings and claims, including U.S. government inquiries.

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our product candidates. If our development efforts result in regulatory approval and successful commercialization of our product candidates, we expect to generate revenue from direct sales of our drugs and/or, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, certain collaborators, contract development and manufacturing organizations (“CDMOs”), clinical research organizations ("CROs") and clinical research sites for a significant portion of our product development efforts.

We focus substantially all of our research and development efforts in the development of simufilam. Research and development expenses for our investigational diagnostic product candidate, SavaDx, for which development was discontinued in mid-2025, represented less than 1% of total research and development expenses for the periods presented. The following table summarizes expenses by category for research and development efforts (in thousands):

	Three months ended
	March 31,
	2026	2025
Clinical trials	$102	$8,095
Pre-clinical projects	959	715
Chemical, Manufacturing and Controls costs (“CMC costs”)	703	383
Personnel related	1,103	1,725
Stock-based compensation	1,333	2,372
Other	344	376
	$4,544	$13,666

Clinical trial costs include the costs of our CRO. CMC costs include costs related to our contract development and manufacturing organizations. Research and development expenses include compensation, contractor fees and supplies as well as allocated common costs such as facilities.

Estimating the dates of completion of clinical development, and the costs to complete development, of our product candidates would be highly speculative and subjective. Pharmaceutical products take a significant amount of time to research, develop and commercialize. The clinical study portion of the development of a new drug alone usually spans several years. In the near term, we expect research and development expense for the TSC-related epilepsy program to be significantly lower compared to those for the Alzheimer's disease program. We expect to reassess our future research and development plans based on our review of data we receive from our current research and development activities. The cost and pace of our future research and development activities are linked and subject to change.

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

There have been no material changes to our critical accounting estimates during the three months ended March 31, 2026 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 12, 2026.

Results of Operations – Three Months Ended March 31, 2026 and 2025

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

●	clinical trials,
●	pre-clinical testing,
●	clinical supplies and related formulation and design costs, and
●	compensation and other personnel-related expenses.

Research and development expenses were $4.5 million and $13.7 million during the three months ended March 31, 2026 and 2025, respectively. This 67% decrease was due primarily to the phase out of the Alzheimer's disease development program, which was completed in the second quarter of 2025.

In the near term, we expect research and development expense for the TSC-related epilepsy program to be significantly lower compared to those for the Alzheimer's disease program.

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

General and administrative expenses were $6.6 million and $10.9 million during the three months ended March 31, 2026 and 2025, respectively. The 39% decrease was due primarily to legal loss contingencies of $3.0 million recorded in the first quarter of 2025 not being repeated in 2026.

We expect general and administrative expense will decrease in future periods. However, we expect general and administrative expense to remain high compared to historic levels due to professional fees, legal expense and potential settlements related to ongoing litigation.

Interest Income

Interest income was $0.8 million and $1.3 million during the three months ended March 31, 2026 and 2025, respectively. The decrease in interest income was due primarily to lower interest rates and cash balances in 2026 compared to 2025.

We expect interest income to decrease in future quarters as we utilize cash in our operations and realize the impact of a lower interest rate environment.

Other income (loss), net

We record the activities related to leasing office space to third parties in buildings we own as other income (loss), net, as leasing is not core to the Company’s operations. Other income (loss), net, was $48,000 and $(82,000) during the three months ended March 31, 2026 and 2025, respectively.

We recorded other income in the three months ended March 31, 2026 due to improved occupancy rates in 2026 compared to the prior year period. We expect to record modest net income on leasing activities in 2026 due to improved occupancy.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of March 31, 2026, cash and cash equivalents were $86.6 million.

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

There were no common stock sales under the ATM during the three months ended March 31, 2026 or the year ended December 31, 2025.

2020 Cash Incentive Bonus Plan Obligations

Information with respect to the 2020 Cash Incentive Bonus Plan is included in Note 10 of “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

No cash payments were authorized or made to participants under the CIB Plan as of March 31, 2026, or through the filing date of this Quarterly Report on Form 10-Q.

Use of Cash

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three months ended March 31,
	2026	2025

Net cash used in operating activities	$(8,878)	$(11,336)
Net cash used in investing activities	—	—
Net cash provided by (used in) financing activities	(51)	90
Net decrease in cash and cash equivalents	$(8,929)	$(11,246)

Net cash used in operating activities was $8.9 million for the three months ended March 31, 2026, resulting primarily from a net loss of $10.3 million as well as decreases in accounts payable and accrued expenses of $2.5 million and accrued compensation and benefits of $1.4 million. These factors were partially offset by a decrease in prepaid and other current assets of $0.9 million. There was also a non-cash adjustment for stock-based compensation expense of $4.1 million.

Net cash used in operating activities was $11.3 million for the three months ended March 31, 2025, resulting primarily from a net loss of $23.4 million. Impacts from this net loss were partially offset by an increase in accrued development expense of $1.6 million, a decrease in prepaid and other current assets of $5.1 million, and non-cash adjustment for stock-based compensation expense of $5.2 million.

There was no net cash used in investing activities during the three months ended March 31, 2026 and 2025.

Net cash used in financing activities during the three months ended March 31, 2026 was $51,000 for costs related to the ATM. There were no sales of common stock under the ATM during the three months ended March 31, 2026.

Net cash provided by financing activities during the three months ended March 31, 2025 was $90,000 of proceeds from the exercise of stock options.

Property and Leases

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At March 31, 2026, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. We expect to record modest net income on leasing activities in 2026 due to improved occupancy compared to the prior year.

Other Commitments

We have an accumulated deficit of $506.4 million as of March 31, 2026. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended March 31, 2026 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to “Risk Factors” in Part I, Item 1A of our 2025 Annual Report on Form 10‑K for additional information on our current risks. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K. The risks and uncertainties described in our 2025 Annual Report on Form 10‑K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The following exhibits have been filed with this report:

Incorporated by
Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	3/10/2026	3.4
3.5	Amended and Restated Bylaws of Filana Therapeutics, Inc.	8-K	3/10/2026	3.5
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

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

Filana Therapeutics, Inc.
(Registrant)

/s/ RICHARD J. BARRY
Richard J. Barry,
President and Chief Executive Officer
Date: May 7, 2026	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: May 7, 2026	(Principal Financial and Accounting Officer)