Form 10-Q
period 2026-06-30
FILANA THERAPEUTICS, INC.
filed 2026-07-29
CIK 1069530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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
Shares Outstanding as of July 27, 2026

FILANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FILANA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, In thousands, except share and par value data)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$82,681	$95,502
Prepaid expenses and other current assets	1,042	2,207
Total current assets	83,723	97,709
Property and equipment, net	20,180	20,646
Total assets	$103,903	$118,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,291	$41,647
Accrued development expense	361	364
Accrued compensation and benefits	385	1,625
Other current liabilities	121	198
Total current liabilities	40,158	43,834
Other non-current liabilities	136	118
Total liabilities	40,294	43,952
Commitments and contingencies (Notes 8, 9 and 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 48,307,896 shares issued and outstanding at June 30, 2026 and December 31, 2025	48	48
Additional paid-in capital	578,579	570,439
Accumulated deficit	(515,018)	(496,084)
Total stockholders' equity	63,609	74,403
Total liabilities and stockholders' equity	$103,903	$118,355

See accompanying notes to condensed consolidated financial statements.

FILANA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$3,303	$5,116	$7,847	$18,782
General and administrative	6,090	40,276	12,714	51,196
Total operating expenses	9,393	45,392	20,561	69,978
Operating loss	(9,393)	(45,392)	(20,561)	(69,978)
Interest income	747	1,214	1,536	2,479
Other income (loss), net	43	(46)	91	(128)
Net loss	$(8,603)	$(44,224)	$(18,934)	$(67,627)

Net loss per share, basic and diluted	$(0.18)	$(0.92)	$(0.39)	$(1.40)

See accompanying notes to condensed consolidated financial statements.

FILANA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited, in thousands, except share data)

					Total
	Common stock		Additional	Accumulated	stockholders'
	Shares	Par value	paid-in capital	deficit	equity
Balance at December 31, 2024	48,203,179	$48	$550,767	$(405,111)	$145,704
Stock-based compensation for:
Stock options for employees	—	—	5,189	—	5,189
Stock options for non-employees	—	—	36	—	36
Issuance of common stock pursuant to exercise of stock options	104,717	—	90	—	90
Net loss	—	—	—	(23,403)	(23,403)
Balance at March 31, 2025	48,307,896	$48	$556,082	$(428,514)	$127,616
Stock-based compensation for:
Stock options for employees	—	—	4,545	—	4,545
Stock options for non-employees	—	—	36	—	36
Net loss	—	—	—	(44,224)	(44,224)
Balance at June 30, 2025	48,307,896	$48	$560,663	$(472,738)	$87,973

Balance at December 31, 2025	48,307,896	$48	$570,439	$(496,084)	$74,403
Stock-based compensation for:
Stock options for employees	—	—	4,053	—	4,053
Stock options for non-employees	—	—	16	—	16
Net loss	—	—	—	(10,331)	(10,331)
Balance at March 31, 2026	48,307,896	$48	$574,508	$(506,415)	$68,141
Stock-based compensation for:
Stock options for employees	—	—	4,055	—	4,055
Stock options for non-employees	—	—	16	—	16
Net loss	—	—	—	(8,603)	(8,603)
Balance at June 30, 2026	48,307,896	$48	$578,579	$(515,018)	$63,609

See accompanying notes to condensed consolidated financial statements.

FILANA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,934)	$(67,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,140	9,806
Depreciation and amortization	487	438
Changes in operating assets and liabilities:
Prepaid and other current assets	1,232	5,518
Accounts payable and accrued expenses	(2,356)	35,168
Accrued development expense	(3)	1,348
Accrued compensation and benefits	(1,240)	(794)
Other liabilities	(59)	(140)
Net cash used in operating activities	(12,733)	(16,283)
Cash flows from investing activities:
Purchases of property and equipment	(21)	—
Net cash used in investing activities	(21)	—
Cash flows from financing activities:
2025 ATM program offering costs	(67)	—
Proceeds from issuance of common stock upon exercise of stock options	—	90
Net cash (used in) provided by financing activities	(67)	90
Net decrease in cash and cash equivalents	(12,821)	(16,193)
Cash and cash equivalents at beginning of period	95,502	128,574
Cash and cash equivalents at end of period	$82,681	$112,381

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. All intercompany transactions and balances have been eliminated in consolidation. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the year 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Liquidity

The Company has incurred significant net losses and negative cash flows since inception, and as a result has an accumulated deficit of $515.0 million at June 30, 2026. The Company expects its cash requirements to be significant in the future. The amount and timing of the Company’s future cash requirements will depend on regulatory and market acceptance of its product candidates and the resources it devotes to researching and developing, formulating, manufacturing, commercializing and supporting its products. The Company may seek additional funding through public or private financing in the future, if such funding is available and on terms acceptable to the Company. There are no assurances that additional financing will be available on favorable terms, or at all. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The fair value of cash and cash equivalents was based on Level 1 inputs at June 30, 2026 and December 31, 2025.

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

The following table summarizes expenses by category regularly reviewed by the CODM (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$(3,303)	$(5,116)	$(7,847)	$(18,782)
General and administrative	(6,090)	(40,276)	(12,714)	(51,196)
Other segment items(a)	790	1,168	1,627	2,351
Net loss	$(8,603)	$(44,224)	$(18,934)	$(67,627)

(a) Other segment items include interest income and other income (loss), net.

The following table summarizes assets regularly reviewed by the CODM (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$82,681	$95,502

For the six months ended June 30, 2026 and 2025, the net cash used in operating activities was $12.7 million and $16.3 million, respectively.

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

Net Loss per Share

The Company computes basic net loss per share on the basis of the weighted-average number of common shares outstanding for the reporting period. Diluted net loss per share is computed on the basis of the weighted-average number of common shares outstanding plus potential dilutive common shares outstanding using the treasury-stock method. Potential dilutive common shares consist of outstanding common stock options and share-based awards that vest upon achievement of certain performance criteria (“Performance Awards”). There is no difference between the Company’s net loss and comprehensive loss. The numerators and denominators in the calculation of basic and diluted net loss per share were as follows (in thousands, except net loss per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(8,603)	$(44,224)	$(18,934)	$(67,627)
Denominator:
Shares used in computing net loss per share, basic and diluted	48,308	48,308	48,308	48,285
Net loss per share, basic and diluted	$(0.18)	$(0.92)	$(0.39)	$(1.40)

Dilutive common stock options excluded from net loss per share, diluted	4,103	4,176	4,032	3,910
Dilutive Performance Awards excluded from net loss per share, diluted	—	7	—	7

The Company excluded all common stock options and Performance Awards outstanding for the three and six months ended June 30, 2026 and 2025 from the calculation of net loss per share, diluted, because the effect of including outstanding options and Performance Awards would have been anti-dilutive.

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

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2026 and  December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid insurance	$14	$493
Contract research organization and other deposits	830	1,530
Interest receivable	—	120
Other	198	64
Total prepaid expenses and other current assets	$1,042	$2,207

Contract research organization and other deposits represent cash payments made to vendors in excess of expenses incurred.

Note 4. Real Property and Other Income, Expense

The Company owns a two-building office complex in Austin, Texas, a portion of which serves as its corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex has approximately 90,000 square feet of rentable space. At June 30, 2026, the Company occupied approximately 25% of the property with the remainder either leased or available for lease to third parties.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease revenue	$207	$110	$461	$246
Property operating expenses	(164)	(156)	(370)	(374)
Other income (loss), net	$43	$(46)	$91	$(128)

The Company had accrued property taxes related to the building totaling $92,000 and $178,000 at  June 30, 2026 and December 31, 2025, respectively, included in other current liabilities.

Gross rental income under existing third-party leases at  June 30, 2026 is as follows (in millions):

For the year ending December 31,
2026	0.4
2027	0.6
2028	0.5
2029	0.5
2030 and beyond	1.0
Total gross rental income	3.0

Note 5. Property and equipment

The components of property and equipment, net, as of June 30, 2026 and  December 31, 2025 were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Land	$3,734	$3,734
Buildings	15,980	15,980
Site improvements	494	494
Tenant improvements	3,516	3,468
Furniture and equipment	891	891
Construction in progress	—	25
Other	170	193
Gross property and equipment	$24,785	$24,785
Accumulated depreciation	(4,605)	(4,139)
Property and equipment, net	$20,180	$20,646

Depreciation expense for property and equipment was $0.3 and $0.2 million for the three months ended June 30, 2026 and 2025.

Depreciation expense for property and equipment was $0.5 and $0.4 million for the six months ended June 30, 2026 and 2025.

Note 6. Stockholders’ Equity and Stock-Based Compensation Expense

Stock Option and Performance Award Activity in 2026

During the six months ended June 30, 2026, stock options and unvested Performance Awards outstanding under the Company’s stock option plans changed as follows:

	Stock Options	Performance Awards
Outstanding as of December 31, 2025	4,157,094	7,142
Options granted	27,000	—
Options exercised	—	—
Options forfeited/canceled	(174,782)	(7,142)
Outstanding as of June 30, 2026	4,009,312	—

The weighted average exercise price per share of options outstanding at June 30, 2026 was $14.92. As outstanding options vest over the current remaining vesting period of 2.0 years, the Company expects to recognize stock-based compensation expense of $13.7 million.

During the three and six months ended  June 30, 2026, there were no stock options exercised.

Stock-based Compensation Expense in 2026

During the three and six months ended June 30, 2026 and 2025, the Company’s stock-based compensation expense was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$1,348	$1,162	$2,681	$3,534
General and administrative	2,723	3,420	5,459	6,272
Total stock-based compensation expense	$4,071	$4,582	$8,140	$9,806

The Company estimates forfeitures for each award in determining stock-based compensation expense. There were no estimated forfeitures during the three and six months ended June 30, 2026. The Company recorded $0.6 million and $0.2 million of estimated forfeitures during the three and six months ended  June 30, 2025.

2018 Equity Incentive Plan

The Company’s Board of Directors (the “Board”) or a designated committee of the Board is responsible for administration of the Company’s 2018 Omnibus Incentive Plan, as amended in June 2026 (the “2018 Plan”) and determines the terms and conditions of each option granted, consistent with the terms of the 2018 Plan. The Company’s employees, directors, and consultants are eligible to receive awards under the 2018 Plan, including grants of stock options and Performance Awards. Share-based awards generally expire 10 years from the date of grant. The 2018 Plan provides for issuance of up to 9,000,000 shares of common stock, par value $0.001 per share, subject to adjustment as provided in the 2018 Plan.

When stock options or Performance Awards are exercised net of the exercise price and taxes, the number of shares of stock issued is reduced by the number of shares equal to the amount of taxes owed by the award recipient and that number of shares are cancelled. The Company then uses its cash to pay tax authorities the amount of statutory taxes owed by and on behalf of the award recipient.

Note 7. Income Taxes

The Company did not provide for income taxes during the three and six months ended June 30, 2026 because it has projected a taxable net loss for the full year 2026 for which any benefit will be offset by an increase in the valuation allowance. There was also no provision for income taxes for the three and six months ended June 30, 2025.

Note 8. Commitments

The Company conducts its product research and development programs through a combination of internal and collaborative programs that include, among others, arrangements with universities, contract research organizations and clinical research sites. The Company has contractual arrangements with these organizations that are cancelable. The Company’s obligations under these contracts are largely based on services performed. The Company also had non-cancellable commitments for the manufacture of simufilam's active pharmaceutical ingredient totaling approximately $0.4 million recorded in prepaid expenses and other current assets at June 30, 2026. The Company is dependent on contract development and manufacturing organizations for the manufacture of all our materials for clinical studies.

On  February 26, 2025, the Company entered into a License Agreement (the “License Agreement”) with Yale University (“Yale”) pursuant to which the Company was granted exclusive worldwide rights, with rights to sublicense, to Yale’s interest in certain patent and other intellectual property rights that could be useful or necessary to the development and commercialization of simufilam for the treatment of Tuberous Sclerosis Complex (TSC)-related epilepsy and other potential indications. Pursuant to the License Agreement, the Company has agreed to use reasonable commercial efforts to implement a plan that it has designed for such development and commercialization. In exchange for the rights acquired pursuant to the License Agreement, the Company paid Yale (i) a nominal upfront license fee, and agreed to pay (ii) payments upon the achievement of specified clinical, regulatory and commercial milestones, totaling up to $4.5 million and (iii) upon transfer to a third party in connection with a regulatory priority review voucher, if issued, a low- to mid- double digit percentage of any consideration received for such transfer. The Company also agreed to pay Yale tiered royalties, ranging from a low- to mid- single digit percentage, on aggregate net sales of licensed products, subject to tiered minimum annual royalty payments ranging from the low- to mid- hundreds of thousands of dollars. There were no License Agreement payments made, other than the nominal upfront license fee, during the three and six months ended June 30, 2026 and the year ended  December 31, 2025.

Unless earlier terminated, the License Agreement will continue on a country-by-country basis until the later of (i) the date on which the last valid claim of the license patents expires or otherwise lapses, (ii) the end of any government or regulatory exclusivity period, and (iii) 10 years following the date of first sale of licensed product in such country.

Note 9.  2020 Cash Incentive Bonus Plan

In August 2020, the Board approved the CIB Plan. The CIB Plan was subsequently amended, as described below in March 2025. The CIB Plan was established as an “at-risk” cash bonus program that would reward CIB Plan participants with additional cash compensation in lockstep with significant increases in the Company’s market valuation (as measured by market capitalization or potential merger consideration). The CIB Plan is considered “at-risk” because CIB Plan participants will not receive a cash bonus unless the Company’s market valuation increases significantly and certain other conditions specified in the CIB Plan are met. Specifically, CIB Plan participants will not be paid any cash bonuses unless (1) the Company completes a merger or acquisition transaction that constitutes a sale of ownership of the Company or its assets (a Merger Transaction) or (2) the Compensation Committee of the Board (the Compensation Committee) determines the Company has sufficient cash on hand, as defined in the CIB Plan. CIB Plan participants will be paid all earned cash bonuses allocated under the CIB Plan in the event of a Merger Transaction.

Because of the inherent discretion and uncertainty regarding the CIB Plan requirements, the Company has concluded that a CIB Plan grant date has not occurred as of June 30, 2026.

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

The CIB Plan (as amended in March 2025) triggers a potential cash bonus each time the Company’s market valuation increases significantly, up to a maximum $5 billion in market capitalization (or up to a maximum $8 billion in merger consideration). The CIB Plan specifies incremental amounts between $200 million and $5 billion in market capitalization (or $8 billion in merger consideration) (each increment, a “Valuation Milestone”). Each Valuation Milestone triggers a potential cash bonus award in a pre-set amount defined in the CIB Plan. Each Valuation Milestone based on market capitalization must be achieved and maintained for no less than 20 consecutive trading days for CIB Plan participants to be eligible for a potential cash bonus award (the “Market Capitalization Conditions”).

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

No Valuation Milestones were achieved during the six months ended June 30, 2026 and the years ended December 31, 2025, 2024, 2023 and 2022.

In February 2025, the Compensation Committee concluded that no discretionary cash bonus amounts would be awarded for the 11 Valuation Milestones achieved in 2021 nor for any remaining CIB Plan Valuation Milestones which have not been achieved. Thus, the only CIB Plan participant who could be eligible for cash bonus amounts based on future Valuation Milestone achievement is the Chairman, President and CEO (assuming such person holds all three such offices), providing that, other than in connection with a Merger Transaction, no bonus payments will be made to such person unless and until the U.S. Food and Drug Administration has approved simufilam for any indication.

In January 2025, the Delaware Court of Chancery entered a Final Order and Judgment dismissing an action related to the CIB Plan with prejudice. The Final Order and Judgment required the Company to further amend the CIB Plan which was completed in March 2025. The March 2025 Amendment specifies that upon the occurrence of a Merger Transaction, the Chairman, President and CEO (assuming such person holds all three such offices) will not be entitled to any payments in respect of any Market Capitalization Conditions, but will instead be entitled to receive a bonus payment based upon the Merger Transaction only. Cash bonuses to the Chairman, President and CEO (assuming such person holds all three offices) are not subject to discretionary allocation under the CIB Plan. No person currently holds all three offices of Chairman, President and CEO.

No actual cash payments were authorized or made to participants under the CIB Plan through June 30, 2026 and the date of filing of this Quarterly Report on Form 10-Q.

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

Government Investigations

Beginning in August 2021, the Company received subpoenas and other requests for documents and information from the Department of Justice Fraud Section (the "DOJ Fraud Section”), document requests from the SEC, and a Civil Investigative Demand from the Civil Division of the Department of Justice (the “DOJ Civil Division”). These requests sought corporate information and documents concerning the research and development of simufilam and/or SavaDx, and the Company cooperated fully with each.

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

On February 18, 2026, the DOJ Fraud Section notified the Company that it had closed its inquiry into the Company regarding allegations of research misconduct as described in the indictment in United States v. Wang, 8:24-cr-000211-TDC (D. Md.). As previously disclosed, that indictment was dismissed with prejudice on  October 23, 2025.

These outcomes end the previously disclosed investigations of the Company by the DOJ Fraud Section and the SEC. The Company is aware, however, that the DOJ Civil Division continues to seek information concerning the research and development of simufilam and SavaDx.

Consolidated Securities Class Actions

Between August 27, 2021 and October 26, 2021, four putative class action lawsuits were filed in the Texas District Court alleging violations of the federal securities laws by the Company and certain named officers. The complaints rely on allegations contained in Citizen Petitions submitted to FDA and allege that various statements made by the defendants regarding simufilam were rendered materially false and misleading. The Citizen Petitions were all subsequently denied by FDA. The complaints seek unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities.

In June 2022, the Texas District Court consolidated the four class action lawsuits into one case (the “Consolidated Securities Action”) and appointed a lead plaintiff and a lead counsel. Lead plaintiff thereafter filed a consolidated amended complaint on behalf of a putative class of purchasers of the Company’s securities between September 14, 2020 and July 26, 2022. In May 2023, the Texas District Court dismissed with prejudice plaintiffs’ claims against defendant Nadav Friedmann, PhD, MD, our former Chief Medical Officer and a Company director, who is now deceased, but otherwise denied defendants’ motion to dismiss.

In June 2024, plaintiffs filed a supplemental complaint extending the putative class period through October 12, 2023.

In February 2024, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of Illinois (“Illinois District Court”) alleging violations of the federal securities law by the Company and certain named officers. The complaint relies on an October 12, 2023, article that describes a purported leaked report of alleged scientific misconduct by a scientific collaborator of the Company at City University of New York (the “CUNY Article”). The complaint alleges that various statements made by the defendants regarding simufilam were rendered materially false and misleading by this article. This action was subsequently transferred to the Texas District Court and consolidated into the Consolidated Securities Action.

In May 2025, plaintiffs in the Consolidated Securities Action filed a second supplemental complaint. The Texas District Court granted plaintiffs’ motion for class certification in August 2025.

In October 2025, the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) agreed to hear Defendants’ interlocutory appeal challenging the District Court order granting class certification. Oral argument is scheduled for August 3, 2026.

Beginning in May 2025, the parties to the Consolidated Securities Action engaged in mediation with David M. Murphy of Phillips Alternative Dispute Resolutions Enterprises. In December 2025, plaintiffs filed a Final Alternative Dispute Resolution Report with the Texas District Court as required by Local Rule CV-88(g) stating that the Company and one of its officers (the “Settling Defendants”) and plaintiffs had entered a binding term sheet to settle the Consolidated Securities Action.

On June 18, 2026, the Settling Defendants and plaintiffs filed a stipulation of settlement (the “Stipulation”), and plaintiffs filed a motion for preliminary approval of a settlement, pursuant to which the Settling Defendants will pay plaintiffs $31.25 million to achieve a complete settlement of all claims and causes of action that have been or could be asserted by Plaintiffs in exchange for full and complete releases from the plaintiffs. Although defendants Remi Barbier and Lindsay Burns (the “Non-Settling Defendants”) are not parties to the settlement, these individuals are indemnified by the Company and are entitled to receive full and complete releases along with Settling Defendants upon final approval of a settlement by the Texas District Court. The settlement is not an admission of fault or wrongdoing by the Company or any of the other defendants.

On  July 23, 2026, the Company paid into escrow $31.25 million as required by the Stipulation. Following preliminary approval of the proposed settlement by the Texas District Court and a notice and review period for class members, plaintiffs will seek final approval of the proposed settlement from the Texas District Court. If the settlement is approved and the settlement funds are released, the plaintiffs and the class will grant full and complete releases in favor of the Settling Defendants and the Non-Settling Defendants of all of their claims that were or could have been asserted in the Consolidated Securities Action and will dismiss with prejudice the claims asserted against the Non-Settling Defendants.

The Company recorded a loss contingency of $31.25 million in accounts payable and other accrued expenses in the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025 relating to the Consolidated Securities Action. Subsequent to June 30, 2026, the amount was paid into escrow and will be restricted until final Texas District Court approval.

Shareholder Derivative Actions

On November 4, 2021, a shareholder derivative action related to the initial four class action lawsuits filed in the Texas District Court was filed, purportedly on behalf of the Company, in the Texas District Court, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. This complaint relies on the allegations made in Citizen Petitions that were submitted to (and subsequently denied by) FDA. The complaint alleges, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative case seeks, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. Although the plaintiff in this derivative case does not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. Between November 2021 and November 2023, five additional shareholder derivative actions were filed alleging substantially similar claims, three in the Texas District Court, one in Texas state court (Travis County District Court) (the “Texas State Court Derivative Action”) and one in the Delaware Court of Chancery (the “Delaware Derivative Action”). As of November 2025, the four actions in the Texas District Court were consolidated into a single action (the “Texas Federal Court Derivative Action”).

Beginning on March 18, 2024, two shareholder derivative actions related to the February 2024 class action lawsuit originally filed in the Illinois District Court were filed, purportedly on behalf of the Company, in the Illinois District Court, asserting claims under the U.S. securities laws and state fiduciary duty laws against certain named officers and the members of the Company’s Board. The complaints rely on the CUNY Article. The complaints allege, among other things, that the individual defendants exposed the Company to unspecified damages and securities law liability by causing it to make materially false and misleading statements, in violation of the U.S. securities laws and in breach of their fiduciary duties to the Company. The derivative cases seek, among other things, to recover unspecified compensatory damages on behalf of the Company arising out of the individual defendant’s alleged wrongful conduct. Although the plaintiffs in these derivative cases do not seek relief against the Company, the Company has certain indemnification obligations to the individual defendants. On September 6, 2024, these two cases (the “Illinois Federal Court Derivative Actions”) were consolidated and stayed pending further developments in the shareholder class action initially filed in the Illinois District Court in February 2024.

On July 21, 2026, the Company and all individual defendants entered into a settlement term sheet (the “Derivative Term Sheet”) agreeing to resolve the Texas State Court Derivative Action, the Texas Federal Court Derivative Action, the Delaware Derivative Action, and the Illinois Federal Court Derivative Action (collectively, the “Derivative Actions”). Under the Derivative Term Sheet, the parties agreed to work in good faith to negotiate and execute a final settlement stipulation and related settlement documents within 60 days following execution of the term sheet, subject to approval by the Company’s Board of Directors and the court. The Derivative Term Sheet provides for the implementation and maintenance of specified corporate governance enhancements for a period of four years. The Derivative Term Sheet also provides for customary mutual releases and dismissal with prejudice of the Derivative Actions following final approval. The Derivative Term Sheet is not an admission of fault or wrongdoing by the Company or any of the other defendants.

2024 Securities Class Action

On December 13, 2024, a putative class action lawsuit (the “2024 Securities Class Action”) was filed in Texas District Court alleging violations of the federal securities law by the Company and certain named officers. The complaint alleged that various statements made by the defendants regarding simufilam were revealed to be materially false and misleading by the release of top-line results for the Company’s RETHINK-ALZ Phase 3 clinical trial on November 25, 2024. The complaint sought unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between February 7, 2024, and November 24, 2024.

In May 2025, the Court appointed a lead plaintiff and lead counsel for the 2024 Securities Class Action. Lead plaintiff filed an amended complaint in August 2025, on behalf of a putative class of purchasers of the Company’s securities between October 13, 2023, and March 25, 2025. The amended complaint added new officer defendants and additional allegations that various statements made by the defendants regarding simufilam were revealed to be materially false and misleading by disclosures between June 2024 and September 2024.

On September 19, 2025, defendants filed a motion to consolidate the 2024 Securities Class Action into the Consolidated Securities Action based upon the allegations made in the amended complaint. On June 29, 2026, the magistrate judge assigned to the matter denied the motion to consolidate. On July 13, 2026, defendants filed an objection to the order with the Texas District Court.

On November 6, 2025, Defendants moved to dismiss the 2024 Securities Class Action. On July 24, 2026, the Texas District Court denied the pending motions to dismiss without prejudice, with leave to refile. The Texas District Court further directed the parties to propose a schedule for the briefing and disposition of the pending matters that accounts for the resolution of the pending Fifth Circuit appeal, the interrelated matters before the court, and any refiled motions to dismiss.

Due to the stage and procedural posture of the 2024 Securities Class Action, the Company is unable to predict the likelihood of an unfavorable outcome in the 2024 Securities Class Action. It is reasonably possible, however, that the Company may incur a loss. The Company is unable to reasonably estimate the amount or range of potential loss at this time.

Subject to the Stipulation in the Consolidated Securities Action and the Derivative Term Sheet, the Company intends to defend all pending shareholder derivative actions and securities class actions vigorously.

Anti-SLAPP Lawsuit

On August 6, 2024, a lawsuit was filed in the District Court for the Southern District of New York which, as amended and as joined by intervenor plaintiffs, asserts claims, including a claim under the New York Anti-SLAPP Law, against the Company and against two former officers to whom the Company has certain indemnification obligations. The amended complaint and the complaint in intervention seek costs and damages relating to a defamation action filed by the Company against the plaintiffs and subsequently dismissed voluntarily by the Company. The Company and its two former officers named as defendants have entered comprehensive settlement agreements with the intervenor plaintiffs and another potential plaintiff under which the parties provided mutual releases and the Company paid approximately $2.5 million in October 2025. The Company intends to defend vigorously the claims brought by the remaining plaintiffs.

Litigation Contingencies

In connection with ongoing litigation, the Company has reserved an amount of $32.75 million, including the $31.25 million loss contingency for the Consolidated Securities Action, for potential settlements at June 30, 2026 and December 31, 2025 which was recorded in accounts payable and other accrued expenses. Subsequent to June 30, 2026, the Company paid the accrued securities litigation loss contingency liability of $31.25 million into a plaintiff's escrow account pursuant to the terms of the Stipulation discussed above. There was no loss contingency expense recorded during the three and six months ended June 30, 2026. The Company recorded loss contingencies totaling $32.25 million during the three months ended June 30, 2025. The Company recorded loss contingencies totaling $35.25 million during the six months ended June 30, 2025. The Company believes that the likelihood of an unfavorable outcome is reasonably possible and has accrued this amount as the best estimate of potential loss. The final outcome of the litigation in which the Company is involved may differ from the reserved amount, and additional losses may be incurred.

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

Except for intellectual property licensed from third parties, including pursuant to the License Agreement with Yale, we do not owe royalties or other payments to third parties with respect to our owned patents and patent applications covering simufilam. For more information, please also refer to the section entitled “License Agreement with Yale.”

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

Dr. Bordey joined the Company as Senior Vice President, Neuroscience, in May 2025, while continuing her tenured academic position at Yale School of Medicine on a part-time basis. In connection with plans to initiate a clinical program in TSC-related epilepsy, the Company appointed Dr. Joseph Hulihan as Chief Medical Officer in August 2025. Dr. Hulihan, who brings over 25 years of industry experience, devotes approximately half of his professional time to the Company and will advise on the clinical development of simufilam.

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

Status of Investigational New Drug (IND) Application

Based on the results of these studies, the Company filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) in order to initiate a proof-of-concept clinical trial for simufilam in TSC-related epilepsy. On December 15, 2025, the Company received a formal letter from FDA confirming that the proposed clinical trial is on full clinical hold subject to the Company providing FDA with additional information, including additional pre-clinical data, and modifying the protocol design. The Company is working expeditiously to address the items identified in the letter. The timing for initiation of a clinical trial will depend on the Company’s ability to provide the requested information to FDA and on satisfactory completion of FDA’s review.

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

In exchange for the rights acquired pursuant to the License Agreement, we paid Yale (i) a nominal upfront license fee, and agreed to pay (ii) payments upon the achievement of specified clinical, regulatory and commercial milestones, totaling up to $4.5 million and (iii) upon transfer to a third party of a regulatory priority review voucher, if issued, a low- to mid- double digit percentage of any consideration received for such transfer. We also agreed to pay Yale tiered royalties, ranging from a low- to mid- single digit percentage, on aggregate net sales of licensed products, subject to tiered minimum annual royalty payments ranging from the low- to mid- hundreds of thousands of dollars.

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

Phase 3 Clinical Trials of Simufilam in Alzheimer’s Disease

Between 2021 and 2025 we enrolled approximately 1,900 patients—including 1,153 patients treated with simufilam during the blinded phase—in two randomized placebo-controlled Phase 3 clinical trials of oral simufilam in mild-to-moderate Alzheimer’s disease. The 800 patients enrolled in the first Phase 3 study, called RETHINK-ALZ, received either 100 mg simufilam tablets or placebo twice daily for 52 weeks (NCT04994483). The 1,125 patients enrolled in the second Phase 3 study, called REFOCUS-ALZ, received either 100 mg and 50 mg simufilam tablets or placebo twice daily for 76 weeks (NCT05026177). Patients who completed either of these Phase 3 studies or the 24-month Phase 2 safety study were eligible to enter a 12-month Open Label Extension study in which all patients received simufilam.

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

Throughout both of these Phase 3 trials and the subsequent open-label extension study, simufilam demonstrated a favorable safety profile. The drug’s adverse event profile was comparable to placebo, and no drug-related serious adverse events were observed.

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

Financial Overview

We have yet to generate any revenues from product sales. We have an accumulated deficit of $515.0 million at June 30, 2026. These losses have resulted principally from costs incurred in connection with research and development activities, salaries and other personnel-related costs, legal related costs and general corporate expenses. Research and development activities include costs of clinical and preclinical trials as well as clinical supplies associated with our product candidates. Salaries and other personnel-related costs include stock-based compensation associated with stock options and other equity awards granted to employees and non-employees. Our operating results may fluctuate substantially from period to period as a result of enrollment rates of clinical trials for our product candidates, timing of preclinical activities and our need for clinical supplies.

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

Product revenue will depend on our ability to receive regulatory approvals for, and successfully market, our product candidates. If our development efforts result in regulatory approval and successful commercialization of our product candidates, we expect to generate revenue from direct sales of our drugs and/or, if we license our drugs to future collaborators, from the receipt of license fees and royalties from sales of licensed products. We conduct our research and development programs through a combination of internal and collaborative programs. We rely on arrangements with universities, certain collaborators, contract development and manufacturing organizations, clinical research organizations ("CROs") and clinical research sites for a significant portion of our product development efforts.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Clinical trials	$180	$1,313	$282	$9,408
Pre-clinical projects	294	827	1,252	1,542
Chemical, Manufacturing and Controls costs (“CMC costs”)	171	391	873	774
Personnel related	964	1,049	2,071	2,774
Stock-based compensation	1,348	1,162	2,681	3,534
Other	346	374	688	750
	$3,303	$5,116	$7,847	$18,782

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

There have been no material changes to our critical accounting estimates during the six months ended June 30, 2026 from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 12, 2026.

Results of Operations – Three and Six Months Ended June 30, 2026 and 2025

Research and Development Expense

Research and development expenses consist primarily of costs of drug development work associated with our product candidates, including:

●	clinical trials,
●	pre-clinical testing,
●	clinical supplies and related formulation and design costs, and
●	compensation and other personnel-related expenses.

Research and development expenses were $3.3 million and $5.1 million during the three months ended June 30, 2026 and 2025, respectively. This 35% decrease was due primarily to the phase out of the Alzheimer's disease development program, which was completed in the second quarter of 2025.

Research and development expenses were $7.8 million and $18.8 million during the six months ended June 30, 2026 and 2025, respectively. This 58% decrease was due primarily to the phase out of the Alzheimer's disease development program, which was completed in the second quarter of 2025.

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

General and administrative expenses were $6.1 million and $40.3 million during the three months ended June 30, 2026 and 2025, respectively. The 85% decrease was due primarily to a $31.3 million securities litigation loss contingency recorded in the second quarter of 2025 not being repeated in 2026.

General and administrative expenses were $12.7 million and $51.2 million during the six months ended June 30, 2026 and 2025, respectively. The 75% decrease was due primarily to a $31.3 million securities litigation loss contingency and other legal loss contingencies of $3.0 million recorded in the first half of 2025 not being repeated in 2026.

We expect general and administrative expense will decrease in future periods. However, we expect general and administrative expense to remain high compared to historic levels due to professional fees, legal expense and potential settlements related to ongoing litigation.

Interest Income

Interest income was $0.7 million and $1.2 million during the three months ended June 30, 2026 and 2025, respectively. The decrease in interest income was due primarily to lower interest rates and cash balances in 2026 compared to 2025.

Interest income was $1.5 million and $2.5 million during the six months ended June 30, 2026 and 2025, respectively. The decrease in interest income was due primarily to lower interest rates and cash balances in 2026 compared to 2025.

We expect interest income to decrease in future quarters as we continue to utilize cash in our operations.

Other income (loss), net

We record the activities related to leasing office space to third parties in buildings we own as other income (loss), net, as leasing is not core to the Company’s operations. Other income (loss), net, was $43,000 and $(46,000) during the three months ended June 30, 2026 and 2025, respectively.

Other income (loss), net, was $91,000 and $(128,000) during the six months ended June 30, 2026 and 2025, respectively.

We recorded other income in the three and six months ended June 30, 2026 due to improved occupancy rates in 2026 compared to the prior year period. We expect to record modest net income on leasing activities in 2026 due to improved occupancy.

Depreciation and amortization for the office complex is included in general and administrative and research and development expense, and thus not reflected in other income, net.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through public and private stock offerings, payments received under collaboration agreements and interest earned on our cash and cash equivalents balances. We intend to continue to use our capital resources to fund research and development activities, capital expenditures, working capital requirements and other general corporate purposes. As of June 30, 2026, cash and cash equivalents were $82.7 million. Subsequent to June 30, 2026, we paid our accrued securities litigation loss contingency liability of $31.25 million into a plaintiff's escrow account pursuant to the terms of the Stipulation of Settlement in the Consolidated Securities Action discussed in Note 10 to the "Condensed Consolidated Financial Statements".

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

There were no common stock sales under the ATM during the six months ended June 30, 2026 or the year ended December 31, 2025.

2020 Cash Incentive Bonus Plan Obligations

Information with respect to the 2020 Cash Incentive Bonus Plan is included in Note 9 of “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

No cash payments were authorized or made to participants under the CIB Plan as of June 30, 2026, or through the filing date of this Quarterly Report on Form 10-Q.

Use of Cash

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six months ended June 30,
	2026	2025

Net cash used in operating activities	$(12,733)	$(16,283)
Net cash used in investing activities	(21)	—
Net cash provided by (used in) financing activities	(67)	90
Net decrease in cash and cash equivalents	$(12,821)	$(16,193)

Net cash used in operating activities was $12.7 million for the six months ended June 30, 2026, resulting primarily from a net loss of $18.9 million as well as decreases in accounts payable and accrued expenses of $2.4 million and accrued compensation and benefits of $1.2 million. These factors were partially offset by a decrease in prepaid and other current assets of $1.2 million. There was also a non-cash adjustment for stock-based compensation expense of $8.1 million.

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

There was minimal or no net cash used in investing activities during the six months ended June 30, 2026 and 2025.

Net cash used in financing activities during the six months ended June 30, 2026 was $67,000 for costs related to the ATM. There were no sales of common stock under the ATM during the six months ended June 30, 2026.

Net cash provided by financing activities during the six months ended June 30, 2025 was $90,000 of proceeds from the exercise of stock options.

Property and Leases

We own an office complex in Austin, Texas, a portion of which serves as our corporate headquarters. Maintenance, physical facilities, leasing, property management and other key responsibilities related to property ownership are outsourced to professional real-estate managers. The office complex measures approximately 90,000 rentable square feet. At June 30, 2026, we occupied approximately 25% of the property with the remainder either leased or available for lease to third parties. We expect to record modest net income on leasing activities in 2026 due to improved occupancy compared to the prior year.

Other Commitments

We have an accumulated deficit of $515.0 million as of June 30, 2026. We expect our cash requirements to be significant in the future. The amount and timing of our future cash requirements will depend on regulatory and market acceptance of our drug candidates, the resources we devote to researching and developing, formulating, manufacturing, commercializing and supporting our products and other corporate needs. We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We may seek additional future funding through public or private financing in the future, if such funding is available and on terms acceptable to us. However, there are no assurances that additional financing will be available on favorable terms, or at all.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified during the three months ended June 30, 2026 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits

The following exhibits have been filed with this report:

		Incorporated by
		Reference
Exhibit	Description		Filing	Exhibit	Filed
No.		Form	Date	No.	Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	7/29/2005	3.1
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	5/8/2017	3.1
3.3	Certificate of Amendment of Restated Certificate of Incorporation.	10-K	3/29/2019	3.3
3.4	Certificate of Amendment of Restated Certificate of Incorporation.	8-K	3/10/2026	3.4
3.5	Amended and Restated Bylaws of Filana Therapeutics, Inc.	8-K	3/10/2026	3.5
10.1*	Filana Therapeutics, Inc. 2018 Omnibus Incentive Plan	8-K	6/15/2026	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101).				X

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

Filana Therapeutics, Inc.
(Registrant)

/s/ RICHARD J. BARRY
Richard J. Barry,
President and Chief Executive Officer
Date: July 29, 2026	(Principal Executive Officer)

/s/ ERIC J. SCHOEN
Eric J. Schoen,
Chief Financial Officer
Date: July 29, 2026	(Principal Financial and Accounting Officer)